Form 10QSB
period 1995-12-31
LONESTAR HOSPITALITY CORP /TX/
filed 1996-02-23
CIK 752789

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
                                     -----------------    --------------

                        Commission file number: 0-08718


                        LONESTAR HOSPITALITY CORPORATION
                      (Exact name of small business issuer
                          as specified in its charter)


                  DELAWARE                                 75-2242792
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

        3131 TURTLE CREEK BLVD., DALLAS, TX 75219
        (Address of principal executive offices)

        (214) 520-9292
        (Issuer's telephone number)

                  -------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                       Yes  X    No
                                           ---     ---


          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $.01                              8,811,181*
                                              ----------------------------------
                                                Outstanding at February 15, 1996
                                             Reflects one-for-two stock dividend
                                                        paid on February 2, 1996

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     Unless otherwise indicated, share and per share information contained in this Report reflects the Company's one-for-five reverse stock split, effective as of December 11, 1995 and the one-for-two stock dividend paid on February 2, 1996

ITEM 1. FINANCIAL STATEMENTS
----------------------------

     The Financial Statements of the Registrant and its Subsidiary are found after the signature page.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1995 AS COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1994.

     During the three months ended December 31, 1995, the Company earned all revenues and incurred the majority of its expenses in connection with the operations of its Miami Subs Grill restaurants. The Company had five Miami Subs Grill in operation during the quarter.

     During the three months ended December 31, 1995, the Company had restaurant revenues of $1,160,809, a decrease of $218,332, or 15.8%, from restaurant revenues of $1,379,131 generated during the three months ended December 31, 1994; approximately $124,000 of this decrease is attributable to sales at the Company's Houston restaurant, which the Company sold in November 1994. The Company has also experienced decreases in revenues at all of its remaining restaurants that were in operation during both periods. These decreases were offset by sales of $214,867 at a new restaurant opened in September 1995. The Company believes that the factors that gave rise to, and adverse publicity connected with, the recently settled litigation described in Item 1 of Part II this Report, have adversely affected the sales at all of its restaurants, all of which are located in the Dallas, Texas area.

     The costs and expenses incurred in connection with restaurant operations-food and beverage expenses, restaurant, labor expenses, operating expenses and depreciation of amortization on restaurant equipment were $1,175,985 during the three months ended December 31, 1995, a decrease of $149,928 or approximately 11.4%, from the $1,318,913 incurred during the three months ended December 31, 1994. Approximately $102,000 of this decrease is attributable to expenses incurred at the Company's Houston restaurant during the quarter ended December 31, 1994. The following table shows the percentage of restaurant operating expenses to restaurant sales during the quarters ended December 31 of 1995 and 1994:

                                           1995               1994
                                 ---------------------   ------------------
                                           Percentage            Percentage
                                  Amount    of sales    Amount    of sales
                                 --------  ----------  --------  ----------
Food and beverage..............  $401,664      34.6    $530,568     38.5
Restaurant labor...............   379,157      32.7     467,469     33.9
Restaurant operating expense...   330,919      28.5     242,213     17.6
Depreciation and amortization..    64,245       5.5      78,663      5.7

Food and beverage and labor expenses declined as a percentage of sales due to better cost controls.

     The restaurant operating loss (i.e. the revenues less the expenses incurred with restaurant operations) was $15,176 during the three months ended December 31, 1995, as compared to the restaurant operating profits of $60,218 during the three months ended December 31, 1994.

     The Company is not producing the "SportsWaves!" broadcast during the current fiscal year, primarily because of uncertainties raised in the Company's litigation with the landlord of the Southwestern Boulevard Restaurant. During the quarter ended December 31, 1994, the Company had revenues from broadcast operations of $295,368 and total expenses of $267,597. Management believes that the inability to broadcast the SportsWaves! program during the current fiscal year and the corresponding loss of broadcast media exposure and promotion has had a material adverse impact on restaurant operations.

     General and administrative expenses for the three months ended December 31, 1995 were $200,883, an increase of $33,697, or approximately 20.2% from general and administrative expenses of $167,186 during the three months ended December 31, 1994. Such expenses increased primarily because of legal expenses incurred in connection with the recently settled litigation described in Item 1 of Part II of this Report.

     The Company experienced a one-time gain of $10,903 in connection with the forgiveness of indebtedness owed by the Company to several of its suppliers. The Company has reached settlements with such vendors which involve, in part, the issuance of Company common stock in exchange for such debt.

     NINE MONTHS ENDED DECEMBER 31, 1995 AS COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1994.

     During the nine months ended December 31, 1995, the Company earned all revenues and incurred the majority of its expenses in connection with the operations of its Miami Subs Grill restaurants. The Company had four Miami Subs Grill in operation during the entire period and opened a new restaurant on September 25, 1995. During this nine month period, the Company was involved in negotiations with Stephens Diversified Leasing, Inc., dba/Stephens Franchise Finance ("Stephens") to obtain financing that would permit the completion of the restaurant then under construction and to convert a substantial portion of the Company's short term indebtedness to long term debt. See "Liquidity and Capital Resources," below.

     During the nine months ended December 31, 1995, the Company had restaurant revenues of $3,284,026, a decrease of $1,435,086, or approximately 30.4%, from restaurant revenues of $4,719,112 generated during the nine months ended December 31, 1994. Approximately $695,627 of this decrease is attributable to sales at the Company's Houston restaurant during the nine months ended December 31, 1994; the Company sold this restaurant in November 1994. This decrease was partially offset by revenues of $238,805 at the Company's new restaurant located in Mesquite, Texas that opened in September 1995. The Company has also experienced decreases in revenues at all of its restaurants that were in operation during both periods; the Company believes that the factors that gave rise to the recently settled litigation, described in Part II, Item 1 of this Report, and adverse publicity connected with such litigation, have adversely affected the sales at all of its restaurants, all of which are located in the Dallas, Texas area. See Part II, Item 1--"Legal Proceedings."

     The costs and expenses incurred in connection with restaurant operations - food and beverage expenses, restaurant, labor expenses, operating expenses and depreciation of amortization on restaurant equipment - were $3,280,384 during the nine months ended December 31, 1995, a decrease of $1,349,783 or approximately 29.2%, from the $4,630,167 incurred during the nine months ended December 31, 1994. Approximately $653,098 of this decrease is attributable to expenses incurred at the Company's Houston restaurant during the nine months ended December 31, 1994 (net of insurance proceeds of approximately $86,781 received during such nine-month period). The following table shows the percentage of restaurant operating expenses to sales during the nine month periods ended December 31, 1995 and 1994:

                                          1995                   1994
                                 ---------------------  ----------------------
                                            Percentage              Percentage
                                   Amount    of sales     Amount     of sales
                                 ---------- ----------  ----------  ----------
Food and beverage..............  $1,131,794    34.5     $1,755,828     36.9
Restaurant labor...............   1,046,009    31.9      1,557,241     33.6
Restaurant operating expense...     928,039    28.3      1,079,807     23.3
Depreciation and amortization..     174,542     5.3        237,291      5.1

Food and beverage and labor expenses declined as a percentage of sales due to better cost controls. Restaurant operating expenses increased as a percentage of sales primarily because of the effect of reduced sales and because of the aforementioned insurance settlement in the approximate amount of $86,781 received in 1994.

     The restaurant operating profits (i.e. the revenues less the expenses incurred with restaurant operations) was $3,642 during the nine months ended December 31, 1995, as compared to the restaurant operating profits of $88,945 during the nine months ended December 31, 1994.

     General and administrative expenses for the nine months ended December 31, 1995 were $575,478, an increase of $35,812, or approximately 6.6% from general and administrative expenses of $539,936 during the nine months ended December 31, 1994. The increase occurred primarily because of expenses incurred in connection with the Company's refinancing efforts, its efforts to raise additional capital, legal fees incurred in litigation relating to the Southwestern Boulevard Restaurant and arising as a result of the Company's cash flow difficulties.

     The Company experienced a one time a gain of $473,981 in connection with the forgiveness of indebtedness it owed to several of its suppliers. The Company has reached settlements with such vendors which involve, in part, the issuance of Company common stock in exchange for such debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at December 31, 1995 were $100,398. Cash flows from operations were a negative $1,414,254 for the nine months ended December 31, 1995 compared to a positive $315,671 during the same period in 1994. The increase in cash used in operating activities was due principally to the use of the proceeds of the loan from Stephens to reduce accounts payable.

     Cash used in investing activities was $352,887 in the nine months ended December 31, 1995 as compared to cash used of $1,241,447 during this same period in 1994. The decrease in cash used reflected the reduced purchase of property and equipment during this period.

     Cash flows from financing activities were $1,802,845 during the nine month period ended December 31, 1995 compared to $389,998 during this same period in 1994. This increase reflected the proceeds of the loan (the "Stephens Loan") from Stephens Diversified Leasing, Inc. ("Stephens") and proceeds from the sale of an aggregate of $424,000 of common stock of the Company sold as a condition of receiving the Stephens Loan, both of which are described below. The Company also negotiated reduction in certain accounts payable and settlement of litigation arising from such accounts payable in the form of reductions in payment and/or issuance of common stock of the Company in exchange for all or a portion of such indebtedness. At various times during the nine month period, the president of the Company advanced funds to the Company to meet various short term obligations..

     At a meeting held June 27, 1995, the Board of Directors of the Company voted to issue to each member of the Board of Directors options to purchase 45,000 shares of common stock of the Company (an aggregate of 315,000 shares) at an exercise price of $.16 2/3 per share until August 26, 1995 and to lower the exercise price of outstanding options previously issued to directors to $.16 2/3 per share until the same date, after which the exercise price would revert to the original exercise price. In a unanimous consent of the Board of Directors dated October 13, 1995, the exercise period for both the new option s and for the reduced exercise price of the existing options was subsequently extended until October 15, 1995. Options exercisable for a total of 108,921 shares were exercised on or before October 15.

     At its June 27, 1995 meeting, the Board of Directors also agreed to reduce the exercise price of outstanding warrants from $16.67 per share to $.16 2/3 per share and to extend the exercise period of such warrants to December 31, 1995. The Board also agreed to grant each warrant holder an additional warrant to purchase an equal number of shares on or before December 31, 1995 at $.16 2/3 per share. A total of 395,002 warrants were exercised during their exercise term at the reduced option exercise price.

     Mr. Solomon's employment agreement with the Company, dated as of June 28, 1995, grants to Mr. Solomon an option to purchase 300,000 shares of common stock at $.23 1/3 per share. Subsequent to December 31, Mr. Solomon exercised this option.

     The Company experienced a one time a gain of $473,981 in connection with the forgiveness of indebtedness it owed to several of its suppliers. The Company has reached settlements with such vendors which involve, in part, the issuance of Company common stock in exchange for such debt.

     The Company has granted to holders of its warrants and to the holders of certain of its shares certain piggyback registration rights that generally are at the Company's expense.

     Stephens Loan Agreement. As of June 30, 1995, the Company entered into the Loan Agreement with Stephens pursuant to which the Company has borrowed a total or $1,500,000 from Stephens. As a condition of the Loan Agreement, the Company was required to raise at least $400,000 of additional equity capital; the Company sold an aggregate total of 2,544,000 shares of its common stock at a price of $.16 2/3, for a total of $424,000. The Stephens Loan is secured by a lien against substantially all of the Company's assets. As of December 31, 1995, Stephens had advanced the Company a total of $1,500,000. Outstanding borrowings accrue interest at 13.40% until October 31, 2000; from November 1, 2000 to October 31, 2002, outstanding amounts will bear interest at Stephens' then outstanding rate. The proceeds of the Loan Agreement and the additional capital were used to repay outstanding accounts receivable and to fund the completion of the Town East Restaurant.

     The Stephens Loan is guaranteed by Miami Subs pursuant to the terms of the Forbearance and Restructuring Agreement (the "Forbearance Agreement"). Under this agreement, Miami Subs also agreed to forbear from the exercise of its default rights that had arisen from the Company's past-due franchise fees and other payments due (the "Miami Subs Debt") under the area development agreement between the Company and Miami Subs (the "Area Development Agreement") and the franchise agreements pursuant to which the Company operates the restaurants (the "Franchise Agreement"). The Forbearance Agreement contains financial covenants that require the Company to maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 at the end of each fiscal quarter, beginning December 31, 1995, maintain working capital of at least $100,000 at the end of each fiscal quarter, beginning December 31, 1995, and have a ratio of cash flow from operations as derived from the Company's year end audited statement of cash flows (including net proceeds from the sales stock) to required debt service payments (including payments on capital leases) for each fiscal year of at least 1.1 to 1.0. Miami Subs waived the Company's compliance with the financial covenants until March 31, 1996. Under the Forbearance Agreement, upon the occurrence of an event of default Miami Subs may accelerate the Miami Subs Debt, terminate the forbearance of its exercise of its default rights under the area development agreement between the Company and Miami Subs USA and the franchise agreements relating to the Company's restaurants, and exercise its current default rights and any and all other rights pursuant to the area development agreement between the Company and Miami Subs (the "Area Development Agreement"), the franchise agreements. It is expected that, upon the completion of the proposed sale of the Company's Miami Subs Grill restaurants to Miami Subs, the Forbearance Agreement would be terminated. See Item 5-Other Information-Proposed Sale of Restaurants.

     The Loan Agreement and the Forbearance Agreement do not permit the Company to pay or declare any cash or property dividends or otherwise make any distribution of capital.

     If the proposed sale of the restaurants is not consummated, the Company believes that it will need substantial additional funds to build and open new Miami Subs Grill restaurants and to meet the development schedules set out in the Area Development Agreement and for working capital to fund the operation of the restaurants, to the extent such restaurants are not profitable. In such event, the Company may also have to seek to renegotiate the development schedules and the financial covenants under the Forbearance Agreement, although there is no assurance that it could do so. The Company anticipates that it would need to seek additional funds, either through borrowing, through sales of its securities, or a combination of both, in order to secure such funds.

     Future Financings. The Company is conducting private offerings in which it is seeking to raise up to $2,000,000 for the purpose of obtaining working capital and for the purpose of providing funds to Citadel Computer Systems, Inc. ("Citadel") in connection with the proposed merger of the Company with Citadel. See "Item 5-Other Information-Proposed Acquisition of Citadel Computer Systems, Inc." The offering consists of debentures and warrants. The debentures will bear interest at 12% per annum, and will mature 120 days from the date of issuance, unless extended for an additional 30 day period by the Company. The warrants will be exercisable, in the aggregate, for up to 600,000 shares of common stock. In addition, up to 50,000 additional warrants may be issued to brokers as compensation. There is no assurance that the Company will be successful in raising the amount sought in this private offering.

     The Company is preparing to conduct an offering pursuant to Regulation S promulgated under the Securities Act of 1933 to overseas purchasers. This overseas offering will seek to raise up to $1,500,000 for working capital purposes. The offering will consist of units consisting of convertible debentures and warrants. The debentures will bear interest at 12% per annum, will mature 120 days from the date of issuance (unless extended for up to an additional 30 days by the Company) and will be convertible into shares of the Company's common stock at a conversion price equal to 80% of the average closing prices per share of the Company's common stock for 10 consecutive trading days preceding the conversion date. The warrants will be exercisable, in the aggregate, for up to 600,000 shares of common stock of the Company.

     The Company expects to engage in additional capital raising efforts
following the completion of the Citadel merger.   The Company and Citadel are
engaged in discussions with investment banking firms about such efforts, but have not entered into any letter of intent with an investment banking firm or determined the structure or amount of any such efforts. There is no assurance that the Company will be successful in identifying or engaging an investment banking firm or that, if it does so, it will be successful in raising capital in any such offering.

     Proposed Sale of Restaurants to Miami Subs USA, Inc. The Company has reached an agreement in principal to sell its five operating restaurants and its franchise rights to Miami Subs. This agreement in principal provides that the Company will receive 1,325,000 shares of Miami Subs stock in exchange for the restaurants and franchise, with an estimated value of $2,650,000, and that Miami Subs will assume the Stephens Loan and that the Company will issue a new note to Miami Sub in an amount approximately equal to the outstanding principal and accrued interest under the Stephens Loan. This sale is subject to several conditions, including the completion of due diligence by Miami Subs, the approval of Miami Subs' board of directors and of the lessors of the restaurants' premises and equipment. In addition, if the Citadel acquisition is not consummated, the Company anticipates that it will elect not to proceed with the sale of the restaurants. Accordingly, there is no assurance that the sale of the restaurants will occur. It is expected that the Company would realize a
loss of approximately $1,600,000 on the sale of the restaurants.   See "Item 5-
Proposed Sale of Restaurants."

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     The Company has settled the lawsuit suit styled LS Holdings, Inc. a/k/a LoneStar Hospitality Corporation v. Three-Way Partnership, Cause No. 95-02899-G, in the 134th District Court of Dallas County, Texas.

     The Company is involved in routine litigation from time to time. Such litigation, including other litigation in which the Company is currently involved, is not material to the Company's consolidated financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

     On December 11,1995, the Company filed with the Secretary of State of Delaware a Certificate of Amendment that (i) effected a one-for-five reverse split of its common stock and (ii) reduced the par value of its common stock from $.04 to $.01 per share. Under the terms of the Certificate of Amendment, all fractional shares resulting from the reverse stock split were rounded to the nearest whole share.

     Subsequent to December 31, 1995, the Company has paid a stock dividend of one share of its common stock, par value $.01, to the holders of every two shares of common stock. The record date for the stock dividend was January 2, 1996, and the payment date was February 2, 1996. Fractional shares paid pursuant to this common stock dividend were rounded to the nearest whole share.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES
--------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the quarter ended December 31, 1995, the Company's Board of Directors approved the amendment of the Company's Certificate of Amendment to undertake a one-for-five (1:5) reverse stock split and to lower the par value of the Company's common stock from $.04 to $.01. The Company submitted the amendment to the holders of a majority of the Company's outstanding common stock for approval by written consent.

ITEM 5.  OTHER INFORMATION
--------------------------

CERTAIN TRANSACTIONS

     As of November 13, 1995, the Company issued to Steven B. Solomon, the President of the Company, 900,000 shares of common stock in exchange for the cancellation of indebtedness totalling, in the aggregate, $150,000, or $.16 2/3 per share. The Company had agreed in June 1995 to issue this stock in exchange for the cancellation of indebtedness to Mr. Solomon in connection with the loan from Stephens. The Company had also issued 75,000 shares of common stock to the prior holder of this indebtedness; such shares are held by Axel Sawallich, a director of the Company, in his capacity as a trustee for such prior holder.

     In October 1995, Messrs. Sawallich and Solomon exercised options to acquire an aggregate of 63,921 shares and 45,000 shares of common stock of the Company, respectively, at an exercise price of $.16 2/3 per share.

     In June 1995, the Company issued to each member of the Board of Directors options to purchase 45,000 shares of Company common stock at $.16 2/3 per share until August 26, 1995 and to lower the exercise price of outstanding options previously issued to directors to $.16 2/3 per share until the same date, after which the exercise price would revert to the original exercise price. The exercise period for both the new option s and for the reduced exercise price of the existing options was subsequently extended until October 15, 1995.

     Employment Agreement between Stephen B. Solomon and the Company. In December 1995 the Board approved an employment agreement between the Company and Mr. Solomon dated as of June 28, 1995 and expiring on May 31, 2000. The employment agreement provides for an annual base salary or $120,000 during the period from June 28, 1995 through May 31, 1996; $132,000 during the period from June 1, 1996 through May 31, 1997; and $144,000 thereafter. Mr. Solomon agreed to defer receipt of his base salary payable during the period from June 28, 1995 through May 31, 1996 until the earlier of the date the Company (i) has a positive cash flow, including general and administrative expenses and debt service requirements, or (ii) has raised at least $1,000,000 in capital (including both debt and equity), or (iii) has received at least $1,000,000 of value in acquisition or merger for stock or substantially all the assets of the Company. In addition, upon the occurrence of the events described in (ii) or
(iii) above, Mr. Solomon may elect to receive a one-time bonus of $100,000.

     The Company shall provide life insurance in the amount of $1,000,000 on Mr. Solomon's life, in addition to any key man life insurance maintained by the Company for its benefit. The Company shall provide Mr. Solomon with an automobile allowance of $950 per month and automobile liability insurance.

     Mr. Solomon's employment agreement provides Mr. Solomon an option to acquire 300,000 shares of common stock of the Company at an exercise price of $.23 1/3 per share. Subsequent to December 31, 1995, Mr. Solomon has exercised this option.

     If the Company terminates Mr. Solomon's employment agreement for cause, death or disability, Mr. Solomon will be entitled to any unpaid salary, bonus and vacation pay. If he is terminated otherwise than for cause, Mr. Solomon will be entitled to a severance payment equal to the sum of any unpaid salary, bonus and vacation pay, and the greater of (i) the remaining payments that would have been made during the term of the employment agreement or any extension thereof, discounted to present value using an interest rate of 6%, or (ii) an amount determined by multiplying his base salary for the most recently completed full month of employment by 24. All severance payments would be payable in a lump sum within 30 days after the effective date of the termination of employment, and any options to purchase shares that would be exercisable during the term of the employment agreement or any extension thereof would become fully exercisable upon its termination.

PROPOSED ACQUISITION OF CITADEL COMPUTER SYSTEMS, INC.

     On January 31, 1996, Citadel Computer Systems, Inc, a Delaware corporation ("Citadel"), the Company and LSHC Acquisition, Inc., a wholly-owned Delaware subsidiary of the Company ("Acquisition"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), whereby Citadel agreed, subject to certain conditions, to merge into Acquisition (the "Merger"). Pursuant to the terms of the Merger Agreement, each stockholder of Citadel will receive 4.5 shares of common stock of the Company for each share of common stock of Citadel held by
such stockholder.   In addition, each outstanding option and warrant to purchase capital stock of Citadel will become an option or warrant to purchase a number of shares of Common Stock of the Company equal to four and one-half (4.5) times the number of shares subject to the Citadel options and warrants at the same aggregate exercise price of the Citadel options and warrants.

     Upon consummation of the Merger, the former stockholders of Citadel will own approximately 75% of the issued and outstanding common stock of Company, and current Company stockholders will own the remaining 25%, each on a fully diluted basis, and each prior to the issuance of Common Stock in connection with the acquisition of certain software products from Circuit Master, as described below. As a result, a change of control in the Company will have occurred.

     In addition, the Merger Agreement provides that Gilbert Gertner and George Sharp will become directors of the Company and that, upon the expiration of 10 days from the date of an Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, the sole directors of the Company will be Messrs. Gertner, Sharp and Solomon. During such 10 day period, the Merger Agreement provides that the board of directors of the Company will not take any action without the written consent of Messrs. Gertner and Sharp. It is expected that the Company will change its name to Citadel Computer Systems, Inc. after the Merger.

     The Merger is subject to a number of conditions, and there is no assurance that it will occur. One such condition is that the Company must sell or enter into an agreement to sell all of its restaurant assets owned by LS on terms reasonably satisfactory to Citadel. The Company and Miami Subs USA, Inc. ("Miami Subs") have entered into an agreement in principle regarding such sale, as described below. In addition, a condition to the Merger is that the Company advance to Citadel $500,000 as an unsecured loan for a term of one year, bearing interest at 12% per annum.

     Proposed Acquisition by Citadel. Prior to consummation of the Merger, Citadel reached an agreement with Circuit Master Software ("Circuit Master"), a company that makes computer software, pursuant to which Citadel agreed to purchase certain software products that complement Citadel's products. Upon consummation of the Merger, the Company will assume Citadel's obligations under this agreement with Circuit master, which will require the Company to issue common stock of the Company to Circuit Master valued at $2,000,000 based on the average closing trading price of the Company's common stock for the thirty (30) trading days following the effective date of the Merger.

PROPOSED SALE OF RESTAURANTS

     The Company has reached an agreement in principle to sell its five Miami Subs Grill restaurants in the Dallas, Texas area to Miami Subs Corporation, of Fort Lauderdale, Florida ("Miami Subs"). In addition, Miami Subs will also acquire LoneStar's right to develop additional Miami Subs Grill restaurants in the Dallas/Fort Worth area and will assume LoneStar's indebtedness of $1,500,000 to Stephens Diversified Leasing, Inc. ("Stephens") Miami Subs is also the franchisor of the Miami Subs Grill restaurants.

     Under the proposed agreement, LoneStar will receive 1,325,000 shares of Miami Subs common stock (the "Miami Subs Stock"), and Miami Subs will file a registration statement with the Securities and Exchange Commission covering the Miami Subs Stock within 60 days after the closing. During the six months following the closing, LoneStar will be not be able to sell any of the Miami Subs Stock, except with the consent of Miami Subs, and Miami Subs will have the right to acquire the Miami Subs Stock for $2.50 per share. Thereafter, LoneStar will be able to sell the Miami Subs Stock in private transactions, or in open market transactions not to exceed 240,000 shares per calendar quarter or 20,000 shares per week. All sales by LoneStar will be subject to a right of first refusal by Miami Subs.

     Miami Subs will assume no liabilities of LoneStar, except for LoneStar's loan from Stephens. LoneStar will also issue to Miami Subs a promissory note in the principal amount of up to $1,500,000, to be secured by the Miami Subs Stock. The note will not bear interest and will be due on or before April 30, 1996.
The maturity date of the note will be extended to June 30, 1996 if LoneStar makes a principal payment of $50,000 on or before April 30, 1996.

     This sale is subject to several conditions, including the negotiation and execution of a definitive sale agreement, the completion of due diligence on restaurant operations and other matters, review of contracts to be assumed by Miami Subs and approval by Miami Subs' board of directors. It is expected that, if the Merger does not occur, the Company would elect not to proceed with the sale of the restaurants. There is no assurance that the sale will be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A) EXHIBITS.

          10. Agreement and Plan of Merger By and Among LoneStar Hospitality Corporation and LSHC Acquisition, Inc. and Citadel Computer Systems, Inc. dated January 31, 1996.

(B)  REPORTS ON FORM 8-K.

          On December 14, 1995, the Company filed a Form 8-K pursuant to which it reported the proposed acquisition of Citadel and reported the terms of an employment agreement between the Company and Steven B. Solomon.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LONESTAR HOSPITALITY CORPORATION
                              (REGISTRANT)

Date: February  22, 1996      By:   /s/ Steven B. Solomon
                --               ----------------------------------------------
                              Steven B. Solomon, President,
                              Chief Executive, Financial and Accounting Officer

                LONESTAR HOSPITALITY CORPORATION AND SUBSIDIARY
                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                LONESTAR HOSPITALITY CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                              DECEMBER 31, 1995   MARCH 31, 1995
                                              -----------------   --------------

                                     ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                      $  100,398        $   52,494
  ACCOUNTS RECEIVABLE                               103,063           141,155
  INVENTORIES                                        47,920            47,770
  PREPAID EXPENSES AND OTHER CURRENT ASSETS         108,507            85,663
                                                 ----------        ----------

    TOTAL CURRENT ASSETS                            359,888           327,082

PROPERTY AND EQUIPMENT-NET                        3,575,311         3,396,966

OTHER ASSETS-NET                                    820,773           500,350
                                                 ----------        ----------
                                                 $4,755,972        $4,224,398
                                                 ==========        ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES          $  970,560        $2,261,401
  CURRENT MATURITIES OF LONG-TERM DEBT              141,811                 -
  NOTES PAYABLE                                      96,251           397,125
                                                 ----------        ----------

    TOTAL CURRENT LIABILITIES                     1,208,622         2,658,526

LONG-TERM DEBT                                    1,336,338                 -
STOCKHOLDERS' EQUITY
  COMMON STOCK                                       82,998           475,609
  ADDITIONAL CONTRIBUTED CAPITAL                  5,322,295         4,161,089
  ACCUMULATED DEFICIT                            (3,194,281)       (3,070,826)
                                                 ----------        ----------
                                                  2,211,012         1,565,872
                                                 ----------        ----------
                                                 $4,755,972        $4,224,398
                                                 ==========        ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LONESTAR HOSPITALITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                  (UNAUDITED)


                                                   1995               1994
                                                ---------          ----------
SALES
  RESTAURANT SALES                              $1,160,809         $1,379,131
  BROADCAST SALES                                        -            295,368
                                                ----------         ----------
    TOTAL SALES                                  1,160,809          1,674,499

COST OF SALES
  FOOD AND BEVERAGES                               401,664            530,568
  RESTAURANT LABOR                                 379,157            467,469
  RESTAURANT OPERATING EXPENSES                    330,919            242,213
  BROADCAST OPERATING EXPENSES                           -            267,597
  BROADCAST DEVELOPMENT COSTS                            -                  -
  DEPRECIATION AND AMORTIZATION                     64,245             78,663
                                                ----------         ----------
                                                 1,175,985          1,586,510
                                                ----------         ----------
            GROSS PROFIT  (LOSS)                (   15,176)            87,989


GENERAL AND ADMINISTRATIVE                         211,786            167,186
PROVISION FOR LOSS ON SALE OF ASSETS                     -              8,192
                                                ----------         ----------
                                                   211,786            175,378
                                                ----------         ----------
                                                (  226,962)        (   87,389)

OTHER                                           (   50,097)                 -
                                                ----------         ----------

            NET  LOSS                           (  277,059)        (   87,389)
                                                ==========         ==========

PER SHARE DATA

            NET LOSS                            $(     .03)        $(     .03)
                                                ==========         ==========

WEIGHTED AVERAGE SHARES OUTSTANDING              8,117,161          3,117,501
                                                ==========         ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LONESTAR HOSPITALITY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED DECEMBER 31,
                                  (UNAUDITED)

                                                   1995              1994
                                                ----------       ------------
SALES
  RESTAURANT SALES                              $3,284,026       $  4,719,112
  BROADCAST SALES                                        -            407,190
                                                ----------       ------------
       TOTAL SALES                               3,284,026          5,126,302

COST OF SALES
  FOOD AND BEVERAGES                             1,131,794          1,755,828
  RESTAURANT LABOR                               1,046,009          1,557,241
  RESTAURANT OPERATING EXPENSES                    928,039          1,079,807
  BROADCAST OPERATING EXPENSES                           -            421,714
  BROADCAST DEVELOPMENT COSTS                            -            296,024
  DEPRECIATION AND AMORTIZATION                    174,542            237,291
                                                ----------       ------------
                                                 3,280,384          5,347,905
                                                ----------       ------------
        GROSS PROFIT (LOSS)                          3,642       (    221,603)


GENERAL AND ADMINISTRATIVE                         586,381            539,936
PROVISION FOR LOSS ON SALE OF ASSETS                     -            286,945
                                                ----------       ------------
                                                   586,381            826,881
                                                ----------       ------------
                                                (  582,739)      (  1,048,484)

OTHER                                           (   25,600)                 -
                                                ----------       ------------

        NET LOSS BEFORE EXTRAORDINARY CREDIT    (  608,339)      (  1,048,484)

EXTRAORDINARY INCOME FROM DEBT FORGIVENESS         484,884                  -
                                                ----------       ------------

        NET LOSS                                $( 123,455)      $( 1,048,484)
                                                ==========       ============

PER SHARE DATA
  BEFORE EXTRAORDINARY CREDIT                   $(     .10)      $(       .35)

  EXTRAORDINARY CREDIT                                 .08                  -
                                                ----------       ------------
  NET LOSS                                      $(     .02)      ($       .35)
                                                ==========       ============

  WEIGHTED AVERAGE SHARES OUTSTANDING            6,195,188          3,020,040
                                                ==========       ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                LONESTAR HOSPITALITY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED DECEMBER 31,

                                                               1995             1994
                                                            ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET (INCOME) LOSS                                         $( 123,455)     $(1,048,484)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES
       DEPRECIATION AND AMORTIZATION                           174,542          237,291
       EXTRAORDINARY CREDIT                                 (  473,981)               -
       PROVISION FOR LOSS ON SALES OF ASSETS                         -          286,945
       NONCASH COMPENSATION                                          -          156,750
  CHANGE IN OPERATING ASSETS AND LIABILITIES
       INVENTORIES                                          (      150)     (     7,437)
       PREPAID EXPENSES AND OTHER CURRENT ASSETS                15,248      (   514,888)
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                (  673,835)       1,342,169
       DEPOSITS AND OTHER ASSETS                            (  332,623)     (   136,675)
                                                            ----------      -----------

       NET CASH PROVIDED BY                                 (1,414,254)         315,671
         (USED IN) OPERATING ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES
  PURCHASE OF PROPERTY AND EQUIPMENT                        (  352,887)      (1,241,447)
                                                            ----------      -----------
       NET CASH USED IN INVESTING ACTIVITIES                (  352,887)      (1,241,447)

CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM SALE OF COMMON STOCK                           475,570           69,375
  DEBT PAYMENTS                                             (  328,349)     (    95,673)
  NEW BORROWINGS                                             1,655,624          367,415
                                                            ----------      -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES             1,802,845          341,117
                                                            ----------      -----------

NET INCREASE (DECREASE) IN CASH                                 35,704      (   584,659)

CASH AT BEGINNING OF  PERIOD                                    52,494          649,583
                                                            ----------      -----------

CASH AT END OF  PERIOD                                      $   88,198      $    64,924
                                                            ==========      ===========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

THE FINANCIAL INFORMATION PRESENTED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND FOOTNOTES INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1995. THE BALANCE SHEET AS OF MARCH 31, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION, CONSISTING OF THOSE OF A NORMAL RECURRING NATURE, ARE REFLECTED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

NOTE B - RESTRUCTURED DEBT

EFFECTIVE JUNE 30, 1995, THE COMPANY ENTERED INTO A LOAN AGREEMENT TO OBTAIN FINANCING OF $1,500,000. THIS LOAN BEARS INTEREST AT 13.4% THROUGH OCTOBER 1, 2000, AND AT A LENDER STANDARD RATE THEREAFTER. PAYMENT OF INTEREST ONLY IS REQUIRED ON OCTOBER 1, 1995 FOLLOWED BY SIXTY MONTHLY INSTALLMENTS OF $27,615 WITH THE BALANCE DUE IN TWENTY FOUR ADDITIONAL MONTHLY INSTALLMENTS TO BE DETERMINED ON NOVEMBER 1, 2000. THE ENTIRE BALANCE IS DUE ON OCTOBER 1, 2002. THIS LOAN IS SECURED BY SUBSTANTIALLY ALL ASSETS OF THE COMPANY.

THE LOAN WAS GUARANTEED BY THE FRANCHISOR WHO ENTERED INTO A FORBEARANCE AND RESTRUCTURING AGREEMENT WITH THE COMPANY. THIS AGREEMENT CONTAINS SEVERAL COVENANTS AND CONDITIONS WHICH, AMONG OTHER THINGS, REQUIRE THE COMPANY TO MAINTAIN WORKING CAPITAL OF $100,000, A CURRENT RATIO OF 1.0 TO 1.0 AND CASH FLOW OF 1.1 TIMES DEBT SERVICE. WORKING CAPITAL CONVENTS ARE EFFECTIVE SEPTEMBER 30, 1995 AND THE CASH FLOW COVENANTS ARE EFFECTIVE FOR THE YEAR ENDING MARCH 31, 1996. (SEE NOTE C)

AS A CONDITION OF THE LOAN, THE COMPANY RENEGOTIATED AMOUNTS DUE TO CREDITORS RESULTING IN EXTRAORDINARY INCOME OF $473,981 THROUGH DECEMBER 31, 1995.

NOTE C - PROPOSED SALE OF RESTAURANTS

THE COMPANY HAS REACHED AN AGREEMENT IN PRINCIPLE TO SELL ITS FIVE OPERATING RESTAURANTS AS WELL AS ITS FRANCHISE RIGHTS TO ITS FRANCHISOR, MIAMI SUBS GRILL, FOR APPROXIMATELY $2,650,000 OF COMMON STOCK OF THE FRANCHISOR. HOWEVER, THE SALE IS SUBJECT TO A NUMBER OF CONDITIONS AS WELL AS THE EXECUTION OF A DEFINITIVE SALE AGREEMENT. SHOULD THIS TRANSACTION BE CONSUMMATED, A LOSS OF APPROXIMATELY $1,600,000 WILL BE REALIZED.

NOTE D - STOCK SPLIT AND STOCK DIVIDEND

ON DECEMBER 11, 1995 THE COMPANY EFFECTED A ONE-FOR-FIVE REVERSE STOCK SPLIT OF ITS COMMON STOCK AND REDUCED ITS PAR VALUE FROM $.04 PER SHARE TO $.01 PER SHARE. SUBSEQUENT TO DECEMBER 31, 1995 THE COMPANY DECLARED A STOCK DIVIDEND OF ONE SHARE FOR EACH TWO SHARES OUTSTANDING FOR SHAREHOLDERS OF RECORD ON FEBRUARY 2, 1996. AVERAGE SHARES OUTSTANDING AND PER SHARE AMOUNTS REFLECT THE SPLIT AND THE DIVIDEND FOR ALL PERIODS PRESENTED.