Form 10KSB
period 1995-12-31
CITADEL COMPUTER SYSTEMS INC
filed 1996-06-25
CIK 752789

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from December 31, 1995 to February 29, 1996

                        Commission file number: 0-08718


                     CITADEL COMPUTER SYSTEMS INCORPORATED
              (Exact name of small business issuer in its charter)

              DELAWARE                              75-2432011
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

     3811 TURTLE CREEK BLVD., SUITE 1080, DALLAS, TX  75219
     1300 POST OAK BLVD., NINTH FLOOR, HOUSTON, TX  77056
     (Addresses of principal executive offices)

     (214) 520-9292 AND (713) 686-6400
     (Issuer's telephone numbers)

     Securities to be registered under Section 12(b) of the Act:  None

     Securities to be registered under Section 12(g) of the Act:

                          Common Stock, par value $.01
                                (Title of class)

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---       ---

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [ ].

     State issuer's revenues for its most recent fiscal year:  $2,562,530

     As of June 13, 1996, the average bid and asked price of the Company's stock was $13-1/8 per share. The aggregate market value of the voting stock held by non-affiliates of the Company was $63,295,641. As of June 13, 1996, there were 11,987,062 shares of common stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     Unless otherwise indicated, share and per share information contained in this Report reflect the Company's one-for-five reverse stock split, effective as of December 11, 1995, the one-for-two stock dividend paid on February 2, 1996, and the one-for-two reverse stock split effective as of May 1, 1996.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Citadel Computer Systems Incorporated (the "Company" or "Citadel") is a developer and marketer of computer software products including network security and management utilities. The Company's products are designed to secure and manage local area networks ("LANs") and enable network administrators to more efficiently manage the networks. The Company's products are designed to reduce client costs, improve the accuracy of clients' information, secure the network from fraud or unauthorized use, and generally enable the administrator to devote more time to improving the service to the network rather than focusing on operational details. Citadel's products operate on operating systems designed by Novell, Microsoft, IBM, and Apple. Citadel's focus is on the two largest, Novell and Microsoft, who control in excess of 70% of the market for network operating systems. Citadel's strategy is to develop long term client relationships and to maintain a high level of lifetime client satisfaction which Citadel believes will result in additional recurring revenues from new products and upgrades on existing software products. Citadel has focused its development efforts on the client server LAN market due to the rapid growth of this market as companies, government agencies and educational users shift from mainframes to client server networks. Citadel believes its products are positioned to capitalize on this trend.

     Citadel's clients include many Fortune 2000 companies and government agencies. The Company has installed more than 20,000 copies of NetOFF, the Company's flagship product.

     The Company is the successor to a Delaware corporation (also known as Citadel Computer Systems Incorporated ("Old Citadel")) that was formed and began operations in June 1992. References herein to "Citadel," or the "Company" shall include the Company and Old Citadel, unless otherwise indicated or unless the context requires otherwise.

     On February 29, 1996, a wholly-owned subsidiary of LoneStar Hospitality Corporation, the Company's predecessor, merged with Old Citadel (the "Merger"). This Merger has been accounted for as a reverse acquisition. Accordingly, in discussions in this Report of previous operations and pre-merger transactions, the Company shall be referred to as "LoneStar".

      The Company maintains its principal executive offices at 3811 Turtle Creek Boulevard, Suite 1080, Dallas, Texas 75219; the telephone number at this office is (214) 520-9292. The Company's principal operational offices are located at 1300 Post Oak Blvd., Ninth Floor, Houston, Texas 77056, and its telephone number is (713) 686-6400. The Company maintains a site on the World Wide Web at http://www.citadel.com.

PRODUCTS

     The Company's products may broadly be categorized as software management tools and network security and management utilities. According to industry sources, Novell and Microsoft hold approximately 70% of the market of network operating systems. The Company's products are designed to better manage and provide additional security to LANs using Novell and Microsoft network operating software. As a result, the Company's lead product, NetOFF, has been installed on more than 20,000 computer networks worldwide.

     NETOFF.   NetOFF is a network management utility program designed to protect a network by shutting down unattended computers automatically when a user leaves a computer logged on while the user is away from the terminal. Network administrators can set a time for NetOFF to shut down computers in order to complete a clean backup. NetOFF provides three major benefits:

Security. While unattended, computers are subject to computer theft of confidential files and information. NetOFF helps to secure networks by preventing unauthorized use of unattended terminals.

Resources. Software licenses often require payment for software running on the network. Many companies pay excess license fees for programs that are left open on unattended computers. NetOFF may help customers reduce costs by logging off unattended computers.

Back-up. To further secure the network, a back-up system is employed. The back-up system is a tape drive which periodically copies all of the data stored in the network. Should a data loss occur from a power failure, mechanical failure or other error, the lost information can be fed back into the computer in a matter of minutes, thereby saving the company hundreds of hours required to reenter lost data. However, the back-up system only backs up computers that are logged-off. If a computer is logged-on during the process, the data from that computer can be corrupted or omitted from the back-up tape. NetOFF eliminates these problems by automatically logging off network client stations after a specified period of inactivity. The latest release of NetOFF, NetOFF System IV, is available for Windows and DOS operating environments.

     PHANTOM OF THE CONSOLE (PHANTOM). Phantom operates as a "virtual user" that automates certain daily server tasks for network file servers, permitting network administrators to increase LAN productivity. The software automatically executes commands and runs programs at any set-time, day or night, without the need for an operator at the console. Phantom preserves server cache memory and improves overall server performance by scheduling the unloading, loading and execution of Network Loadable Modules ("NLMs") that must be unloaded for backup to proceed.

     SERVER SENTRY. The Company believes Server Sentry is the first network protection system that automatically restarts the file server in the event of a system crash. Server Sentry automatically notifies network personnel, produces downtime reports, and captures all information available to enable the network administrator to avoid recurrences.

     SERVER CAM. Server Cam is a software program that emulates a time-lapse video recorder connected to the network. Server Cam captures events as they occur, which allows network personnel to track down network intruders and vandals. Server Sentry may also be used to re-create critical events for training sessions.

     NETCONSOLE. NetCONSOLE is designed to automate input tasks at the server console, so that commands can be scheduled at an unattended server. For example, prior to system backup, a network administrator will want all NLMs unloaded and all users logged off. NetCONSOLE enables the network administrator to schedule these tasks at a time just prior to system backup.

     NETPURGE. NetPURGE automatically searches for old or unused files and moves them to archival storage. Because disk storage on large networks is scarce, network administrators must carefully monitor and eliminate inactive files to free up space. NetPURGE automates this function.

     NETQ. NetQ enables network users to manage facility queues, such as those for printing, archiving, or custom applications. NetQ constantly updates queuing displays so that network administrators can manage queue assignments in real time.

     NETWATCH. NetWATCH detects and corrects unowned network files. An unowned file is one to which no user has been assigned. For example, if a user is deleted from a network (because of promotion, termination or other reason), all files previously owned by that user will be designated as "unowned" by the network. Consequently, if an unowned file is modified by a new user, NetWare cannot update it, and hours of modifications may be lost. NetWATCH eliminates this problem by assigning all unowned files to a supervisor ID or other user specified ID.

MARKET FOR COMPANY PRODUCTS

     The Company's current products are installed on computer networks, primarily those using Novell and Microsoft network operating systems. As of November 1995, Novell and Microsoft had approximately 2.5 million installations, representing a market share of approximately 70%. Industry experts predict the total number of networks to surpass 10 million by the year 2000, with Novell and Microsoft systems comprising approximately 80% of the market.

     The Company is developing new products to meet the needs of the expanding network market, as well as developing new security products for the Internet and PC environments. In addition, the Company considers possible acquisition opportunities to complement the Company's current product lines.

     The Company's management believes that the Company and its products are well positioned to address the management and security needs of network and desktop PC environments. The Company's management believes that the Company will continue to play an important role in defining standards for network security.

SALES AND MARKETING

     SALES. Citadel sells its products through telemarketing representatives, dealer channels, direct sales channels and trade shows. Citadel's telemarketing operations provide a direct link to the end user, allowing Citadel to develop products and services that specifically meet the needs of the network market. The Company is currently implementing a value added reseller program, and is also exploring joint marketing and licensing arrangements with other companies.

     MARKETING. The marketing department is responsible for assessing market opportunities, product planning and specific sales support. In addition, the marketing organization is actively involved in obtaining input from potential and existing clients, product development, sales and client services and support. As a result of this involvement, the marketing department helps to define the scope, features, and functionality of new products and product upgrades. Citadel's marketing efforts include display advertising in industry publications, direct mail, card deck ads, and lead generation at industry trade shows.

ACQUISITION OF ASSETS OF CIRCUIT MASTERS SOFTWARE, INC.

     Effective February 29, 1996, the Company consummated the acquisition of certain software programs of Circuit Masters Software, Inc. ("Circuit Masters"). As consideration for the sale, the Company is paying approximately $250,000 in cash and liabilities assumed and issuing Common Stock of the Company valued at $2,000,000, which is resulting in the issuance of approximately 370,000 shares of Common Stock, based on the average of the closing prices of the Company's Common Stock for the 30 trading days following the effective date of the transaction.

COMPETITION

     The Company operates in a highly competitive environment and faces competition from companies with substantially greater financial, research and development, and marketing resources. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company. The Company's management believes that there are currently no products available that directly compete with NetOFF. There are, however, programs that offer PC security by locking the keyboard, blanking the screen or performing other functions similar to those performed by NetOFF. Because these programs do not log the PC off the network (a feature network managers desire), Company's management believes that they do not offer direct competition to NetOFF.

FORWARD LOOKING INFORMATION

     The statements contained in this Report that are not historical facts, including, but not limited to, statements found in this Item 1 - "Description of Business" and in Item 6 - "Management's Discussion and Analysis or Plan of Operation," are forward looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, the market for the network software products, software development costs and possible future litigation, as well as the risks and uncertainties discussed in this Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company's success is dependent in part on its ability to protect its proprietary technology. The Company relies on a combination of copyright and trademark laws, trade secrets, software security measures, confidentiality agreements and license agreements to establish and protect its proprietary rights and its software. Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use proprietary information of the Company. The Company does not have any patents, and existing copyright laws afford only limited protection. In addition, the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees or any license agreements with its customers or OEMs will provide meaningful protection of the Company's proprietary information. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect the Company's business, operating results and financial condition.

     The Company is not currently engaged in any intellectual property litigation or proceedings. Nonetheless, from time to time the Company may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time consuming, result in costly litigation, cause product shipment delays or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims.

GOVERNMENT REGULATION

     Government regulation has not had a material effect on the Company's conduct of its business to date.

RESEARCH AND DEVELOPMENT

     The Company spent approximately $136,000 on research and development in 1995 and the Company was primarily engaged in development activities in the preceding years.

     Citadel believes that a principal factor in the success of its products is its system of performing extensive market research (including sending product for evaluation and testing in the market) and testing of products at important phases of development to ensure that each new product or product upgrade is of the highest quality and addresses an identified market opportunity.

EMPLOYEES

     As of February 29, 1996, the Company had 31 full-time employees, including five in executive or managerial positions, four in software development, and the balance in software sales, quality control, distribution, administrative, clerical and other positions.

SALE OF RESTAURANT ASSETS

     As of March 1, 1996, LoneStar consummated the sale of its restaurants in the Dallas, Texas area and related development rights to Miami Subs USA, Inc. ("Miami Subs"), the franchisor of the restaurants. Miami Subs also assumed LoneStar's indebtedness of $1,500,000 to Stephens Diversified Leasing, Inc. ("Stephens"). LoneStar received 1,325,000 shares of Miami Subs' common stock (the "Miami Subs Stock"), and Miami Subs has filed a registration with the Securities and Exchange Commission (the "SEC") covering the Miami Subs Stock. During the six months following the closing, LoneStar cannot sell any of the Miami Subs Stock, except with Miami Subs' consent, and Miami Subs has the right to acquire the Miami Subs Stock for $2.50 per share. LoneStar will thereafter be able to sell the Miami Subs Stock in private transactions, or in open market transactions not to exceed 240,000 shares per calendar quarter, or 20,000 shares per week. All sales by the Company are subject to a right of first refusal by Miami Subs. Miami Subs has assumed no liabilities of LoneStar, except for LoneStar's loan from Stephens and certain restaurant and equipment leases. LoneStar has also issued to Miami Subs a promissory note in the principal amount of $1,500,000. The note is secured by the Miami Subs Stock and does not bear interest. The maturity date of the note was extended to July 1, 1996 as a result of LoneStar's principal payment of $50,000.

HISTORICAL BACKGROUND

     Effective February 29, 1996, Old Citadel merged into LSHC Acquisition, Inc., a wholly owned Delaware subsidiary of LoneStar, pursuant to a Second Amended and Restated Agreement and Plan of Merger, dated February 29, 1996 (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, and as adjusted for the one-for-two reverse stock split effected on May 1, 1996, each stockholder and warrant holder of Citadel received 2.25 shares or share equivalents of common stock, par value $.01 per share (the "Common Stock"), of the Company for each share of common stock of Citadel held by such stockholder. Former stockholders of Old Citadel now own approximately 60% of the issued and outstanding shares of Common Stock of the Company on a fully diluted basis. On May 1, 1996, after the effective date of the Merger, the Company changed its name from LoneStar Hospitality Corporation to Citadel Computer Systems Incorporated to better reflect the Merger and effected a one-for-two reverse split.

     In July 1994, pursuant to another acquisition consummated in March 1994, the Company changed its name to LoneStar Hospitality Corporation. From March 1994 until February 1996, the Company owned and operated franchised restaurants in the Dallas, Texas area.

RECENT DEVELOPMENTS

     In May 1996, the Company executed a letter of intent to acquire Astonishing Developments, Inc., a developer of security software for stand alone PCs, for total consideration of approximately $1,800,000 in common stock (subject to sales limitations for two years) and $1,000,000 in cash over six months, of which the Company paid $200,000 in June 1996 pursuant to promissory notes. These notes must be repaid over 12 months if the acquisition is not consummated.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases the premises housing its principal operations located at 1300 Post Oak Blvd., Houston, Texas pursuant to a lease agreement that expires December 31, 2001. That lease covers approximately 14,000 square feet and the Company has an option, until December 31, 1996, to expand into adjacent space. The Company has entered into a short term lease for office space housing its Dallas executive offices at 3811 Turtle Creek Blvd., pending final negotiations
of a long term lease and build out of office space in the same building.   The
Company believes that these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in routine litigation from time to time. Such litigation is not material to the Company's consolidated financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the year ended December 31, 1995, the stockholders of Old Citadel executed a written consent to approve a restated and amended certificate of incorporation of Old Citadel. During the Transition Period, the stockholders of Old Citadel executed a written consent to approve the Merger with the Company. No other matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year or during the Transition Period.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
- ------------------

     The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol NOFF. The following table sets forth, for the periods indicated, the high and low bid and ask prices for the Common Stock as reported on the OTC Bulletin Board; such prices have been adjusted to reflect the one-for-five reverse stock split effected in December 1995, the one-for-two stock dividend distributed in February 1996, and the one-for-two reverse stock split effected on May 1, 1996. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The Common Stock was traded under the symbol LSHO from December 15, 1995 to May 3, 1996 and under the symbol LSHC prior to December 15, 1995.


Fiscal Year                                         Bid            Ask
- -----------                                    -------------  -------------
                                                High    Low    High    Low
1995
  Second Quarter (from July 22, 1994)........  $23.34  $6.67  $33.34  $8.34
  Third Quarter..............................   17.50   5.00   23.34   8.34
  Fourth Quarter.............................    5.84   2.50   13.34   6.67

1996
  First Quarter..............................    2.50    .84    9.26   4.16
  Second Quarter.............................    5.00    .84    8.34   4.16
  Third Quarter..............................    4.58    .75    8.33   2.80
  Fourth Quarter.............................    3.88    .50    4.38   2.41

1997
  First Quarter..............................   18.38   3.50   19.00   4.00
  Second Quarter (through June 21, 1996).....   13.75  12.25   14.00  12.63

The Company's Common Stock commenced trading on July 22, 1994.

     Holders of Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Company has never paid cash dividends on its Common Stock and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors that the Board of Directors of the Company may consider. If the Company issues preferred stock, the Board of Directors will have the right to establish the rights, designations and preferences thereof, including preferences as to payment of dividends and liquidation proceeds.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     On February 29, 1996, a wholly-owned subsidiary of the Company, merged with Citadel Computer Systems Incorporated (the "Merger"). See "Historical Background" in Item 1 of this Report. The Merger has been accounted for as a reverse acquisition. Accordingly, except where noted otherwise, the discussion herein relates to the results of operations and liquidity of Citadel, rather than of the pre-Merger operations of the Company. In discussions of pre-Merger operations and transactions, the Company shall be referred to as "LoneStar."

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1995 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1994.

     During the year ended December 31, 1995, the Company concentrated on the development and growth of its business and its markets. The Company's business strategy was to increase the recognition of its products in the marketplace. A key means of executing this strategy was to distribute Company products on a trial basis and the solicitation of comments from the persons to whom these products were distributed.

     During the year ended December 31, 1995, the Company had gross sales of $2,562,530, an increase of $1,541,785, or 151% over gross sales of $1,020,745 during the prior fiscal year. The increase occurred primarily as a result of an increase in the Company's marketing and sales efforts, and consisted primarily of increased sales of the Company's NetOFF product, which accounted for a large majority of the Company's gross sales during the year.

     The Company's gross sales were offset by returns and allowances of $1,214,148, or approximately 47.4% of gross sales during the year ended December 31, 1995. During the year ended December 31, 1994, returns and allowances were $294,284, or approximately 28.8% of gross sales. The increased level of allowances and returns resulted from Company's strategy of distributing products on a trial basis, and the Company's priority during the early stage of its development to devote its primary efforts to increase the awareness of its products in the marketplace, to refine existing products through feedback from customers, and to establish a market for upgrades of its existing products and for new products. While the Company intends to aggressively market its products, new management believes that the current market awareness of the Company's products and the implementation of new sales and marketing strategies will result in a decrease in the percentage of allowances over the next fiscal year.

     The costs and expenses incurred in connection with producing the Company's products were $127,583 during the year ended December 31, 1995, a decrease of $40,492, or approximately 24%, from costs of sales of $168,075 incurred in the previous fiscal year.

     In addition to the research and development costs of $136,355 reflected in the Company's statement of operations for the year ended December 31, 1995, the Company has also capitalized development costs, which are being amortized over the expected lives of the products.

     Selling, general and administrative expenses for the year ended December 31, 1995 were $1,718,465, an increase of $1,002,356, or 140% over selling, general and administrative expenses during the prior fiscal year. Such expenses increased in connection with the Company's increases in its operations, its marketing efforts and its efforts to raise additional capital.

     Interest expense increased from $20,797 in the year ended December 31, 1994 to $250,525 in 1995, primarily due to increased debt, including in connection with factoring of accounts receivable.

INFLATION

     Inflation did not have a material effect on the Company's results during the periods discussed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at February 29, 1996 were $125,565.

     Beginning in October 1995, the Company undertook a private placement to secure a bridge loan in the amount of $750,000.

     Cash flows from operations were a negative $1,165,990 for the year ended December 31, 1995 compared to negative $27,255 for 1994. The increase was due principally to the increased net loss, and increases in receivables.

     Cash used in investing activities was $156,255 in 1995 compared to $25,237 in 1994. This increase was due to an increase of capital expenditures.

     Cash flows provided by financing activities were $1,376,067 in 1995 compared to $50,000 in 1994. This increase was due primarily to the (i) proceeds from notes payable, offset by payments on notes payable and (ii) net proceeds from factoring accounts receivable.

     As a result of the aforementioned factors, cash and cash equivalents increased by $53,822 in the year ended December 31, 1995.

     Beginning in December 1995, the Company began a series of financing transactions which raised approximately $2,700,000 from the sale of debentures and warrants through June 21, 1996. Conversions and exercises resulted in an increase in equity subsequent to February 29, 1996 of $1,700,000. Approximately $1,000,000 remains outstanding as debt as of June 21, 1996.

     Subsequent to the end of the fiscal year, the Company has realized an aggregate total of $387,500 from the exercise of outstanding options.

     In June 1996, the Company is conducting a private placement of convertible notes that are mandatorily convertible into common stock. As of June 21, the Company has raised net proceeds of $2,550,000 in this offering and has received commitments for an additional $2,250,000.

     The Company has signed a nonbinding letter of intent with respect to a line of credit with a bank under which the Company will be able to refinance approximately $1,250,000 of outstanding indebtedness and will be able to draw up to an additional $500,000 for working capital.

     The Company received 1,325,000 shares of common stock of Miami Subs Corporation in connection with its sale of the its Miami Subs Grill restaurants. See Item 1. "Description of Business - Sale of Restaurant Assets" for a description of certain restrictions on the resale of such stock and of certain related indebtedness.

     Subsequent to the end of the fiscal year, officers of the Company have advanced funds to the Company to meet various short term obligations.

     The Company has granted to holders of its warrants and to the holders of certain of its shares certain piggyback registration rights that generally are at the Company's expense.

     The Company believes the funds available from the sources described above will be sufficient to fund its current operations through the end of 1996, but that it will need substantial additional funds to expand its operations and to pursue acquisitions that will permit it to expand its line of products and to complement its internal software development efforts. The Company expects that it will need to seek additional funds, either through borrowing, through sales of its securities, or a combination of both, in order to secure such funds.

ACCOUNTING STANDARDS NOT ADOPTED

     Two recently issued accounting standards, Accounting for Long-Lived Assets (SFAS No. 121) and Accounting for Stock Based Compensation (SFAS No. 123) are effective for the fiscal year ending February 28, 1997. The Company does not expect that the adoption of SFAS No. 121 will have a material effect on the financial statements. SFAS No. 123, as an alternative to adoption, permits use of current accounting methods with disclosure of the pro forma effect of adoption. The Company expects to elect the alternative disclosure provisions.

ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements for the year ended December 31, 1995 and the Transition Period are found following the signature page of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

     There has been no change in the principal accountant of the Company during the Company's two most recent fiscal years.

      Grant Thornton LLP is the Company's principal accountant. Old Citadel's former principal accountant was BDO Seidman, LLP. BDO Seidman, LLP had audited the financial statements of Old Citadel for the fiscal year ended December 31, 1994.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table contains information about the Company's directors and executive officers. The Company expects that these persons will serve as directors until the next annual meeting or until their respective successors are elected and qualified. There are currently two vacancies on the Board of Directors.

Name                 Age       Position
- ----                 ---       --------

Gilbert Gertner       72       Chairman of the Board
George T. Sharp       53       President, Chief Executive Officer,  and Director
Steven B. Solomon     31       Chief Operating Officer, Secretary, and Director
Chris A. Economou     40       Director
Jesse R. Marion       41       Director
Axel Sawallich        52       Director

     GILBERT GERTNER has been Chairman of the Company since February 29, 1996 and was chairman of Old Citadel from its inception in July 1992 until the Merger. From 1990 to 1995, Mr. Gertner was president of Gertner Investments, an investment firm specializing in identifying, capitalizing and developing high-tech companies. Mr. Gertner served as a director of Microtel International, Inc. (formerly known as CXR TELECOM CORP.) from 1986 to 1994, and as a director of Data Systems and Software, Inc. (formerly known as Defense Software and Systems, Inc.) from 1991 to 1994.

     GEORGE SHARP has been President, Chief Executive Officer, and a director of the Company since February 29, 1996, and was president of Old Citadel from its inception in June 1992. Prior to founding Citadel, Mr. Sharp was President of Matrix Systems Incorporated. Matrix developed software programs which provided accounting systems, contact management systems, and reporting systems to independent insurance companies nationwide.

     STEVEN B. SOLOMON has been the Chief Operating Officer, Secretary, and a director of the Company since February 29, 1996. He was the President and a Director of LoneStar from its inception in February 1992 until February 1996, and Chairman of the Board of Directors from December 1994 until February 1996. Mr. Solomon also served as Developer and Executive Producer of SportsWaves!, a division of LoneStar that produced syndicated television programs covering the National Football League and collegiate and professional sports. From November 1991 to September 1992, Mr. Solomon served as Vice-President of Corporate Development for Europa Cruises Corporation. He also served as a business advisor and as a development and corporate finance consultant. From May 1990 to November 1991, Mr. Solomon served as President of Solomon Associates, a firm which offered consulting services relating to investments and acquisitions in the shipping industry, and venture capital projects.

     CHRIS A. ECONOMOU was elected to the Board of Directors of the Company on February 29, 1996 and was a director of LoneStar since June 1993. He has been engaged in the private practice of law in Fort Lauderdale, Florida in the areas of real estate, business and corporate law for more than ten years. He served as Executive Vice President, Secretary, General Counsel and director of Miami Subs Corporation from August 1992 until June 1994. He is also a director of Z-Communications, Inc., a privately-held electronic parts manufacturer.

     JESSE R. MARION has been a Director of the Company since March 1996. He has been President and CEO of Millennium Seismic, Inc. since June 1, 1996.
Until May 31, 1996, he was a Director of Seitel, Inc., a New York Stock Exchange listed energy and seismic data company. He also served as president of Seitel Data Corp. and Seitel Data, Ltd., both wholly-owned subsidiaries of Seitel, Inc. Prior to joining Seitel, Inc. in April 1992, Mr. Marion was Executive Vice President of Marketing for First Seismic Corp., a publicly traded seismic data company, from January 1989 until April 1992. Since 1981, Mr. Marion has held management and executive positions in both private and publicly traded seismic data companies.

     AXEL SAWALLICH has been a Director of the Company since February 1996 and a director of LoneStar since March 1993. Mr. Sawallich is in the business of providing investment advisory services in Vienna, Austria. Since 1993 Mr. Sawallich has been the Managing Partner of Global Invest, an investment firm located in Vienna, Austria, since 1994. From 1991 until 1994 he was employed by SERCO Investment Counseling Corporation, an investment firm located in Vienna, and was its Executive Director from 1992 until 1993. From November 1989 to November 1990 Mr. Sawallich was the General Manager and Director of the Vienna, Austria regional branch of Allegmeine Sparkasse Bank AG, Linz, a banking firm. From May 1985 to November 1989, Mr. Sawallich was with Bank fur Arbeit und Wirtschaft AG, a Vienna, Austria banking firm, serving as the deputy head of the credit department until 1986, and serving as the Executive Vice President of the Bank's Bureau for Commercial Customers thereafter. Mr. Sawallich received a Doctor of Law from the University of Vienna.

     There are no family relationships among any of the directors or executive officers of the Company.

BOARD COMMITTEES AND MEETINGS

     During the fiscal year and transition period ended February 29, 1996 the Board of Directors held five (5) meetings and took action by unanimous consent on one occasion. Each director, other than Mr. James E. Bradshaw, a former director of LoneStar, attended at least 75% of the aggregate number of meetings of the Company's Board of Directors and committees on which he served.

     Prior to the Merger, the Board of Directors had an executive committee consisting of Messrs. Solomon, Economou, Lawrence E. Steinberg and Steven R. Leipsner. During the fiscal year ended February 29, 1996, the executive committee held no meetings.

COMPLIANCE WITH SECTION 16

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's officers, directors and persons who own more than 10 percent of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended February 29, 1996, Messrs. Solomon, Economou and Sawallich and James E. Bradshaw, Steven R. Leipsner, Lawrence E. Steinberg and David S. Lundeen each filed Form 4s late. Such Form 4s related to grants to or extensions of exercise periods or reductions in exercise prices of options held by such persons. In addition, Mr. Solomon filed a Form 5 late relating to his acquisition, receipt and exercise of certain options and a debenture during the fiscal year.

KEY EMPLOYEES

     The following sets forth certain information regarding other significant employees of and consultants to the Company:

Name                    Age            Position
- ----                    ---            --------

Stuart Marks            34             Director of Research and Development
Paul H. Harder          45             Chief Technical Officer
Edmund J. Pankau        50             Senior Security Technical Advisor

     STUART MARKS, the Director of Research and Development, joined Citadel in November 1994. Mr. Marks has more than sixteen years of experience designing and developing application software for commercial and entertainment markets, including political, real estate, construction, education and financial markets. He has extensive experience in systems integration, and is the author of Citadel's most recent upgrade of "NetOFF." Mr. Marks was president of Marcor, Inc. a software development and consulting group he founded in 1985, until it was acquired by Citadel in November 1994.

     PAUL H. HARDER, PH.D., the Chief Technical Officer of the Company, oversees technical merits and feasibility of Citadel's products. Dr. Harder has more than twenty years' experience developing application software for the petroleum industry, NASA, military and intelligence programs, medical imaging and scientific research. Dr. Harder holds a B.S. in Physics for Kansas State University, an MS in Systems Management from the University of Southern California, and a Ph.D. in Meteorology from Texas A&M University.

     EDMUND J. PANKAU, the Senior Security Technical advisor to the Company, joined the Company in March 1996. Mr. Pankau is the founder and has been chairman of INTERTECT, Inc., of Houston, Texas, an international private investigative agency since a date prior to 1991. Mr. Pankau is the author of numerous articles and books on security matters, financial fraud examination and international business investigation. He is a Certified Legal Investigator and a Certified Protection Professional.

ITEM 10.  EXECUTIVE COMPENSATION

     The total compensation (i) during the Transition Period and for the three fiscal years ended December 31,1995, December 31, 1994 and December 31, 1993, respectively, to the Chief Executive Officer, George T. Sharp, and (ii) Steven
B. Solomon, who served as the Chief Executive Officer of LoneStar prior to the Merger, for the fiscal year ended February 29, 1996 (the persons listed in (i) and (ii) collectively referred to herein as the "Named Executive Officers"), is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended December 31, 1995 (in the case of Old Citadel), or the fiscal year ended February 29, 1996 (in the case of LoneStar).

                          SUMMARY COMPENSATION TABLE

                                         Annual Compensation        All Other
Name and Principal Position      Year     Salary        Bonus     Compensation
- ---------------------------      ----    --------       -----     ------------
George Sharp,                    1996*    $20,833          -0-           -0-
President and Chief Executive    1995      81,947      $45,433           -0-
 Officer                         1994      44,000          -0-           -0-
                                 1993      40,950          -0-           -0-

Steven B. Solomon, Chief         1996+   $110,000          -0-       $13,150/2/
 Operating Officer               1995      91,923          -0-        23,900/3/
                                 1994      95,000     $105,000/1/      7,800/4/


*  Transition period
+  April 1, 1995 - February 29, 1996

     /1/ Mr. Solomon accrued this bonus amount during the fiscal year ended March 31, 1994. This bonus was paid during the fiscal year ended March 31, 1995.

     /2/ Mr. Solomon received a car allowance of $650 per month through June 1995, and $950 per month after July 1, 1995, life insurance and disability insurance during the fiscal year ended February 29, 1996.

     /3/ Mr. Solomon received a car allowance of $650 per month during the fiscal year ended March 31, 1995. He also received approximately $15,000 in connection with his efforts to raise capital during that fiscal year, and disability insurance.

     /4/ Mr. Solomon received a car allowance of $650 per month during the fiscal year ended March 31, 1994.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

     The following table discloses, for each of the Named Executive Officers, options granted during the fiscal year ended December 31, 1995 and during the Transition Period by Old Citadel (in the case of Mr. Sharp) and during the fiscal year ended February 29, 1996 by LoneStar (in the case of Mr. Solomon) and the potential realizable values for such options:

                  Number of Securities     % of Total Options/SARs      Exercise or
                      Underlying           Granted to Employees in      Base Price    Expiration
   Name           Options/SARs Granted           Fiscal Year /1/          ($/Sh)         Date
   ----           --------------------     ------------------------     -----------   ----------
George Sharp              1,462,500                   32%                     /2/     12/11/00
Steven B. Solomon         1,747,500                  100%                     /3/      /3/

     /1/ Percentage for Mr. Sharp refers to options granted by Old Citadel. Percentage for Mr. Solomon refers to option granted by LoneStar.

     /2/ Includes options to purchase shares of Old Citadel that, at the time of the Merger, converted into options to purchase 1,125,000 shares at $.50 per share and 337,500 shares at $.89 per share.

     /3/ Includes options to purchase (a) shares of Old Citadel that were converted into an option to purchase 1,575,000 shares at the time of the Merger, exercisable at $.89 per share until December 11, 2000, (b) 22,500 shares granted to Mr. Solomon in his capacity as a director of the Company at an exercise price of $.33-1/3 per share, until October 15, 1995, which have been exercised, and
(c) 150,000 shares granted pursuant to Mr. Solomon's employment agreement with LoneStar at $.46-2/3 per share until June 30, 1997, which have been exercised.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

     The following table describes for each of the Named Executive Officers options exercised and the potential values for their unexercised in-the-money options at February 29, 1996:


                                                              Number of
                                                              Securities             Value of
                                                             Underlying            Unexercised
                                                             Unexercised          In-The-Money
                                                           Options/SARs at       Options/SARs at
                      Shares Acquired                          FY-End              FY-End ($)
                             on                              Exercisable/          Exercisable/
       Name              Exercise        Value Realized     Unexercisable         Unexercisable
- -------------------   ---------------    --------------    ---------------      -----------------
George Sharp                 -0-                -0-           1,462,500/0             9,678,727/0
Steven B. Solomon          172,500           $543,375         1,584,461/0            10,072,884/0

COMPENSATION OF DIRECTORS

     Directors are not compensated for any services provided as directors but are reimbursed reasonable expenses incurred in connection with attendance at meetings of the Board or committees.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     In March 1996 the Board of Directors approved employment agreements between the Company and Messrs. Sharp and Solomon and a consulting agreement between the Company and Mr. Gertner.

     Mr. Sharp's employment agreement is dated as of December 1, 1995, and its initial term expires on November 30, 2000. It will be automatically renewed annually unless otherwise extended or terminated in writing. Mr. Sharp's employment agreement provides for an annual base salary and permits the award of bonuses at the discretion of the Board. The base salary is $150,000 during the first year of the agreement and will be $165,000 during the second year, $181,500 during the third year, $199,644 during the fourth year and $219,600 during the fifth year. If Mr. Sharp cannot perform his duties during the term of the employment agreement because of personal injury, disability or illness, the Company will continue to pay his salary during the full term of the agreement. In consideration of certain intellectual property that Mr. Sharp has contributed to the Company in the past, the Company cannot terminate his employment for any reason during the initial five year term of the agreement. If, however, the Company elects to terminate the employment agreement for any reason during the initial five year term, the balance of the base salary during the balance of that initial term will be accelerated and payable immediately.

     Mr. Gertner's consulting agreement, pursuant to which he is serving as Chief Financial Consultant of the Company, is dated as of December 1, 1995 and its initial term expires on November 30, 2000. It will be automatically renewed annually unless terminated in writing or otherwise extended. Mr. Gertner's consulting agreement provides for an annual base salary and permits the award of bonuses at the discretion of the Board. The base salary is $120,000 during the first year of the consulting agreement, $132,000 during the second year and $144,000 during remaining three years of the consulting agreement. If Mr. Gertner is terminated, other than for death or disability, he shall be entitled to any unpaid salary and bonus pay, and any options to purchase Company securities exercisable during the term of the employment agreement would become immediately exercisable.

     Mr. Solomon's employment agreement, pursuant to which he is serving as Chief Operating Officer and Director of Corporate Relations of the Company, is dated as of March 1, 1996 and its initial term expires on February 28, 2001. It will be automatically renewed annually unless terminated in writing or otherwise extended. Mr. Solomon's employment agreement provides for an annual base salary and permits the award of bonuses at the discretion of the Board. The base salary is $120,000 during the first year of the employment agreement, and will be $132,000 during the second year and $144,000 during remaining three years of the employment agreement. If Mr. Solomon is terminated other than for cause, he will be entitled to a severance payment equal to the greater of the remaining payments due under the employment agreement or any extension thereof, discounted at 6%, or twenty-four months' base salary in effect at the time of such termination.

     The Company shall provide life insurance in the amount of $1,000,000 on the lives of each of Messrs. Sharp and Solomon, in addition to any key man life insurance policy on Mr. Solomon maintained by the Company for its benefit. The Company also provides disability insurance for Messrs. Sharp, Gertner, and Solomon. The Company shall provide each of Messrs. Sharp, Gertner, and Solomon with an automobile allowance of $950 per month and automobile liability insurance.

REPRICING OF OPTIONS

     In June 1995 the Board of Directors of LoneStar approved the reduction in the exercise price of several outstanding options and warrants from their existing exercise prices to $.33-1/3 per share. Among the options with respect to which exercise prices were lowered were certain options held by directors or former directors of LoneStar, and included an option to purchase 9,461 shares of common stock held by each of Steven B. Solomon and three other persons. See
Item 12. "Certain Relationships and Related Transactions." In its action, the LoneStar Board reduced the exercise price from $3.98 per share to $.33-1/3 per share for the period from June 27, 1995 until October 15, 1995, at which time the exercise price reverted to $3.98.

     The LoneStar Board approved the reduction for two principal reasons.
First, the Board wished to provide its investors, including members of the LoneStar Board, with an opportunity to bring their basis in their investment in LoneStar to a level that was closer to the then-current market price of LoneStar's common stock. Second, the LoneStar Board wanted to encourage these persons to increase their investment in LoneStar at a time when additional funds were needed in connection with the operation and growth of LoneStar's business.

     Mr. Solomon elected not to exercise the aforementioned option at the reduced exercise price.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is submitted as of June 12, 1996 with respect to the Company's voting securities owned beneficially by each person known by the Company owning more than 5% of the Common Stock of the Company (this being the only class of voting securities now outstanding) and by all directors and officers of the Company, individually and as a group. Unless otherwise indicated, the number of Shares and percentage of ownership of Common Stock for each of the named stockholders assumes that Shares of Common Stock that the stockholder may acquire within sixty days of the Record Date are outstanding.
As of June 12, 1996, 11,987,062 shares of the Company are outstanding, including shares issuable in connection with the Circuit Masters acquisition . See "Acquisition of Assets of Circuit Masters, Inc." in Item 1 of this Report.

                                          Outstanding as of June 12, 1996
                                         ----------------------------------
                                             Number           Approximate
Name and address of beneficial owner:      of shares       percent of class
- ---------------------------------------  --------------    ----------------
Gilbert Gertner                           5,094,000 /1/          37.9%
1300 Post Oak Blvd., 9th  Floor
Houston, Texas  77056

George Sharp                              3,163,500 /1/          23.5
1300 Post Oak Blvd., 9th Floor
Houston, Texas  77056

Steven B. Solomon                         3,021,585 /2/          22.3
3811 Turtle Creek Blvd., Suite 1080
Dallas, Texas   75219

Chris A. Economou                           185,000               1.5
150 North Federal Highway, Suite 210
Fort Lauderdale, Florida  33301

Axel Sawallich                              219,461 /3/           1.8
Rudolfplatz 10
A-1080 Vienna, Austria

Jesse R. Marion                              25,000 /4/            *
50 Briar Hollow, Suite 700 West
Houston, Texas   77027

All officers and directors as a group    11,708,546 /5/          70.8 %
  (6 persons):

     *Less than one percent.

     /1/ Includes 1,462,500 shares presently issuable pursuant to an option to purchase Common Stock.

     /2/ Includes 1,584,461 shares presently issuable pursuant to options to purchase Common Stock.

     /3/ Includes 112,500 shares held by Mr. Sawallich as trustee, over which he has voting and dispositive power.

     /4/ Includes 25,000 shares presently issuable pursuant to an option to purchase Common Stock.

     /5/ Includes all shares presently issuable pursuant to presently exercisable options held by Messrs. Gertner, Sharp, Solomon and Marion.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of November 13, 1995, LoneStar issued to Steven B. Solomon, then the President of LoneStar, 450,000 shares of Common Stock in exchange for the cancellation of indebtedness totaling, in the aggregate, $150,000, or $.33-1/3 per share. LoneStar had agreed in June 1995 to issue this stock in exchange for the cancellation of indebtedness to Mr. Solomon in connection with the loan from Stephens. LoneStar had also issued 37,500 shares of Common Stock to the prior holder of this indebtedness; such shares are held by Axel Sawallich, a director of LoneStar, in his capacity as a trustee for such prior holder.

     In October 1995, Messrs. Sawallich and Solomon exercised options to acquire an aggregate of 31,961 shares and 22,500 shares of Common Stock, respectively, at an exercise price of $.33-1/3 per share.

     In June 1995, LoneStar issued to each member of the Board of Directors, as then constituted, options to purchase 22,500 shares of Common Stock at $.33-1/3 per share until August 26, 1995 and to lower the exercise price of outstanding options previously issued to directors to $.33-1/3 per share until the same date, after which the exercise price reverted to the original exercise price. The exercise period for both the new options and for the reduced exercise price of the existing options was subsequently extended until October 15, 1995.

     In February 1996, LoneStar issued to Chris A. Economou, Steven R. Leipsner, David S. Lundeen and James E. Bradshaw, each being a member of the Board of Directors, as then constituted, options to acquire 25,000 shares of Common Stock at $3.50 per share until May 31, 1996.

     During the fiscal year ended February 29, 1996, Axel Sawallich, a director of the Company, received options to purchase 75,000 shares of common stock as compensation for his assistance in the placement of securities to investors in Europe.

     Chris A. Economou, a director of the Company, provided legal services to LoneStar. During the fiscal year ended February 29, 1996, Mr. Economou agreed to receive 105,500 shares of Common Stock in lieu of $35,000 as legal fees for legal services performed for the Company.

     Lawrence E. Steinberg, a director of LoneStar until February 29, 1996, is of counsel to Jenkens & Gilchrist, a Professional Corporation, a Dallas law firm that performs legal services for LoneStar. During the year ended
February 29, 1996, LoneStar had incurred legal fees totaling $418,784 to Jenkens & Gilchrist.

     In connection with the loan from Stephens Diversified Leasing, Inc., dba Stephens Franchise Finance to LoneStar in June 1995, Steven B. Solomon, then the President and Chairman of the Board of LoneStar, purchased 450,000 shares of Common Stock for an aggregate of $150,000, or $.33-1/3 per share. Lawrence E. Steinberg, then LoneStar's secretary and a director, and Jeffrey L. Beck, a former director and then the beneficial owner of approximately 19.2% of LoneStar's common stock, each purchased 225,000 shares of Common Stock for an aggregate of $75,000 each, or $.33-1/3 per share, and Chris A. Economou, a director of the Company purchased 30,000 shares for $10,000, or $.33-1/3 per share.

     In December 1995, Old Citadel issued to George Sharp options to purchase 500,000 shares of Old Citadel common stock at $.05 per share (which Mr. Sharp subsequently agreed to increase to $1.125 per share) and 150,000 shares at $2.00 per share. As a result of the Merger, Mr. Sharp's options have become options to purchase 1,125,000 shares of Common Stock at $.50 per share and 337,500 shares at $.89 per share. In December 1995, Old Citadel issued to Gilbert Gertner options to purchase 650,000 shares of Old Citadel common stock at $2.00 per share. As a result of the Merger, Mr. Gertner's options have become options to purchase 1,462,500 shares of Common Stock at $.89 per share. Also in December 1995, Old Citadel issued to Steven B. Solomon an option to purchase 700,000 shares of Old

Citadel common stock at $2.00 per share. As a result of the Merger, such options have become options to purchase 1,595,000 shares of Common Stock at $.89 per share.

     At various times during the year ended February 29, 1996, Steven B. Solomon personally guaranteed various obligations of LoneStar.

     At various times during the year ended February 29, 1996, Steven B. Solomon advanced funds to LoneStar to fund various short term obligations of LoneStar. See Item 6. "Management's Discussion and Analysis or Plan of Operation."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

          2.1 Second Amended and Restated Plan of Merger, dated February 29, 1996, by and among LoneStar Hospitality Corporation, LSHC Acquisition, Inc. and Citadel Computer Systems Incorporated (without exhibits). (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 29, 1996)

          2.2 Purchase and Sale Agreement, dated March 1, 1996, by and among LoneStar Hospitality Corporation, LS Holding Corp. and Miami Subs USA, Inc. (without exhibits). (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated February 29, 1996)

          2.3 Technology Transfer Agreement, by and between LoneStar Hospitality Corporation and Circuit Master Software, Inc., dated February 29, 1996 (without exhibits). (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated February 29, 1996)

          2.4 Technology Transfer Agreement, by and between Citadel Computer Systems Incorporated and Bill Mulvany, dated February 29, 1996 (without exhibits). (incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K dated February 29, 1996)

          2.5 Technology Transfer Agreement, by and between Citadel Computer Systems Incorporated and Kim Marie Newman, dated February 29, 1996 (without exhibits). (incorporated by reference to Exhibit
               2.5 of the Company's Current Report on Form 8-K dated February 29, 1996)

          2.6 Agreement, by and between Citadel Computer Systems, Inc., Circuit Masters Software, Inc., Patrick William Mulvany and Kim Marie Newman, dated May 16, 1996, but effective as of February 29, 1996. (incorporated by reference to Exhibit 2.6 of the Current Report on Form 8-K/A filed with the Commission on June 10, 1996)

          3.1 Certificate of Incorporation. (incorporated by reference to Registration Statement on Form S-1, File No. 33-25462, for Apollo Resources, Inc., on November 10, 1988 and declared effective January 4, 1989)

         *3.2 Certificate of Amendment to Certificate of Incorporation filed with Delaware Secretary of State on June 4, 1990.

          3.3 Bylaws. (incorporated by reference to Registration Statement on Form S-1, File No. 33-25462, filed with the Commission on November 10, 1988)

          3.4 Certificate of Amendment to Certificate of Incorporation filed with Delaware Secretary of State on October 15, 1991. (incorporated by reference to the Company's Annual Report on Form 10-K for year ended December 31, 1991)

          3.5 Certificate of Amendment to Certificate of Incorporation filed with Delaware Secretary of State on July 20, 1994. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for quarter ended June 30, 1994)

          3.6 Certificate of Amendment to Certificate of Incorporation filed with Delaware Secretary of State on December 11, 1995. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for quarter ended December 31, 1995 )

         *3.7 Certificate of Amendment to Certificate of Incorporation filed with Delaware Secretary of State on May 1, 1996.

         10.1 Loan Agreement dated June 30, 1995 by and among LoneStar Hospitality Corporation, LS Holding Corp. and Stephens Diversified Leasing, Inc. d/b/a Stephens Franchise Finance. (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995)

         10.2 Forbearance and Restructuring Agreement dated June 30, 1995 by and among LoneStar Hospitality Corporation, LS Holding Corp. and Miami Subs U.S.A., Inc. (incorporated by reference to Exhibit
               10.6 of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995)

        *10.3 Employment Agreement dated December 1, 1995 between Citadel Computer Systems, Inc. and George Sharp.

        *10.4 Consulting Agreement dated December 1, 1995 between Citadel Computer Systems and Gilbert Gertner.

        *10.5 Employment Agreement dated March 1, 1996 between the Company and Steven B. Solomon.

        *11    Statement re:  Computation of per share earnings.

        *21    Subsidiaries of the Company.

        *23.1  Consent of Grant Thornton LLP.

        *27    Financial Data Schedule.

(b)  REPORTS ON FORM 8-K.

          On December 14, 1995, the Company filed a Form 8-K pursuant to which it reported the proposed acquisition of Citadel and reported the terms of an employment agreement between the Company and Steven B. Solomon.

          Subsequent to the end of the fiscal year and transition period, on March 13, 1996, the Company filed a Form 8-K pursuant to which it reported the acquisition of Citadel, the sale of its restaurant assets and the change of its fiscal year. This Form 8-K was amended in a Form 8-K/A filed with the Commission on June 11, 1996 to include financial statements of Old Citadel and Circuit Masters.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CITADEL COMPUTER SYSTEMS INCORPORATED
                                    (REGISTRANT)

Date: June 24, 1996           By:  /s/ George Sharp
                                 ----------------------------------------------
                                       George Sharp, President,
                                       Chief Executive Officer


Date: June 24, 1996           By:  /s/ Steven B. Solomon
                                 ----------------------------------------------
                                       Steven B. Solomon,
                                       Chief Operating Officer, Chief Financial
                                       Officer, Chief Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date:  June 24, 1996     By:   /s/ Gilbert Gertner
                             --------------------------------------------------
                                   Gilbert Gertner, Chairman of the Board of
                                   Directors



Date:  June 24, 1996     By:   /s/ George Sharp
                             --------------------------------------------------
                                   George Sharp, President, Director, Chief
                                   Executive Officer



Date:  June 24, 1996     By:   /s/ Steven B. Solomon
                             --------------------------------------------------
                                   Steven B. Solomon, Chief Operating Officer,
                                   Secretary, Director, Principal Accounting
                                   and Financial Officer



Date:  June 24, 1996     By:   /s/ Chris A. Economou
                             --------------------------------------------------
                                   Chris A. Economou, Director



Date:  June 24, 1996     By:   /s/ Jesse R. Marion
                             --------------------------------------------------
                                   Jesse R. Marion, Director



Date:  June 24, 1996     By:   /s/ Axel Sawallich
                             --------------------------------------------------
                                   Axel Sawallich, Director

              Report of Independent Certified Public Accountants
              --------------------------------------------------


Board of Directors
Citadel Computer Systems, Incorporated

We have audited the accompanying consolidated balance sheets of Citadel Computer Systems, Incorporated as of February 29, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the two months ended February 29, 1996 and the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Citadel Computer Systems, Incorporated as of February 29, 1996 and December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for the two months ended February 29, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP


Houston, Texas
June 12, 1996, (except for Note N, as to
               which the date is June 21, 1996)

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Citadel Computer Systems Incorporated
Houston, Texas

We have audited the accompanying balance sheet of Citadel Computer Systems Incorporated as of December 31, 1994, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citadel Computer Systems Incorporated, at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                    BDO Seidman, LLP

May 26, 1995
Houston, Texas

                     CITADEL COMPUTER SYSTEMS, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                           February 29,          December 31,
                                                                           ------------------------
ASSETS                                                         1996            1995         1994
                                                          ---------------  ------------  ----------

CURRENT ASSETS
 Cash                                                        $   125,565   $    53,822   $       -
 Accounts receivable less allowance for
   doubtful accounts of $325,000, $490,000
   and $80,000                                                   484,336       452,016     155,605
 Assets under contract of sale                                 2,605,772             -           -
 Other                                                            82,405        87,335       4,333
                                                             -----------   -----------   ---------

     Total current assets                                      3,298,078       593,173     159,938

PROPERTY AND EQUIPMENT, NET                                      110,327        52,118      27,274

PURCHASED SOFTWARE, NET OF ACCUMULATED
 AMORTIZATION OF $188,000, $168,000 AND $56,000                2,622,000       392,000     504,000

CAPITALIZED SOFTWARE DEVELOPMENT COSTS                           135,412       100,804           -

OTHER ASSETS                                                     249,046       195,632      64,850
                                                             -----------   -----------   ---------

                                                             $ 6,414,863   $ 1,333,727   $ 756,062
                                                             ===========   ===========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Bank overdraft                                              $         -   $         -   $   6,272
 Notes payable                                                 4,034,214     1,576,067     200,000
 Accounts payable and accrued expenses                         2,030,800       664,405     356,007
                                                             -----------   -----------   ---------
     Total current liabilities                                 6,065,014     2,240,472     562,279

ACCOUNTS PAYABLE - LONG-TERM                                      34,360        27,430      73,830
                                                             -----------   -----------   ---------

     Total liabilities                                         6,099,374     2,267,902     636,109

COMMITMENTS AND CONTINGENCIES                                          -             -           -

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value per share; authorized
   30,000,000 shares in 1996, 10,000,000 shares in
   1995 and 3,000 shares in 1994; issued and
   outstanding, 11,509,126 shares in 1996,
   3,000,000 shares in 1995 and 2,895 shares in 1994             115,091        30,000          29
 Additional paid-in capital                                    2,405,144       851,034     825,485
 Accumulated deficit                                          (2,204,746)   (1,815,209)   (705,561)
                                                             -----------   -----------   ---------

     Total stockholders' equity (deficit)                        315,489      (934,175)    119,953
                                                             -----------   -----------   ---------

                                                             $ 6,414,863   $ 1,333,727   $ 756,062
                                                             ===========   ===========   =========

       The accompanying notes are an integral part of these statements.

                     CITADEL COMPUTER SYSTEMS, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     Two months
                                                        ended
                                                    February 29,    Years ended December 31,
                                                                   --------------------------
                                                        1996           1995          1994
                                                    -------------  -------------  -----------

REVENUES
 Sales                                                $  301,781    $ 2,562,530   $1,020,745
 Less returns and allowances                            (111,101)    (1,214,148)    (294,284)
                                                      ----------    -----------   ----------

         Net sales                                       190,680      1,348,382      726,461

COST OF SALES                                            (24,308)      (127,583)    (168,075)
                                                      ----------    -----------   ----------

         Gross profit                                    166,372      1,220,799      558,386

OPERATING EXPENSES
 Selling, general and administrative expenses            507,325      1,718,465      716,109
 Depreciation and amortization                            29,199        153,224       69,353
 Research and development costs                           32,842        136,355            -
                                                      ----------    -----------   ----------
                                                         569,366      2,008,044      785,462
                                                      ----------    -----------   ----------

         Operating loss                                 (402,994)      (787,245)    (227,076)

OTHER INCOME (EXPENSE)
 Interest expense                                        (31,579)      (250,525)     (20,797)
 Loss on disposal of asset                                     -        (47,900)           -
 Other                                                    45,036        (23,978)     (39,925)
                                                      ----------    -----------   ----------
                                                          13,457       (322,403)     (60,722)
                                                      ----------    -----------   ----------

         Loss before extraordinary item                 (389,537)    (1,109,648)    (287,798)

EXTRAORDINARY ITEM - GAIN ON FORGIVENESS OF DEBT               -              -      110,062
                                                      ----------    -----------   ----------

         NET LOSS                                     $ (389,537)   $(1,109,648)  $ (177,736)
                                                      ==========    ===========   ==========

Loss per share
 Loss before extraordinary item                       $     (.06)   $      (.17)  $     (.07)
 Extraordinary item                                            -              -          .03
                                                      ----------    -----------   ----------
 Net loss                                             $     (.06)    $     (.17)  $     (.04)
                                                      ==========     ==========   ==========

Weighted average shares outstanding                    6,750,000      6,570,284    3,999,060
                                                      ==========    ===========   ==========

       The accompanying notes are an integral part of these statements.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                              Common stock      Additional
                                          --------------------    paid-in    Accumulated
                                            Shares    Amounts     capital      deficit        Total
                                          ----------  --------  -----------  ------------  ------------

Balance at January 1, 1994                     1,400  $     14  $        -   $  (527,825)  $  (527,811)

Conversion of debt to equity                   1,495        15     825,485             -       825,500

Net loss                                           -         -           -      (177,736)     (177,736)
                                          ----------  --------  ----------   -----------   -----------
Balance at December 31, 1994                   2,895        29     825,485      (705,561)      119,953

Issuance of common stock                         105         1      55,519             -        55,520
1,000-for-1 stock split, effective in
 the form of a stock dividend              2,997,000    29,970     (29,970)            -             -

Net loss                                           -         -           -    (1,109,648)   (1,109,648)
                                          ----------  --------  ----------   -----------   -----------

Balance at December 31, 1995               3,000,000    30,000     851,034    (1,815,209)     (934,175)

Recapitalization of Citadel
 Computer Systems,
 Incorporated and merger
 with LoneStar Hospitality
 Corporation                               8,138,756    81,388    (442,187)            -      (360,799)

Acquisition of Circuit Masters
 Software, Inc.                              370,370     3,703   1,996,297             -     2,000,000


Net loss                                           -         -           -      (389,537)     (389,537)
                                          ----------  --------  ----------   -----------   -----------

Balance at February 29, 1996              11,509,126  $115,091  $2,405,144   $(2,204,746)  $   315,489
                                          ==========  ========  ==========   ===========   ===========



       The accompanying notes are an integral part of these statements.

                     CITADEL COMPUTER SYSTEMS, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Two months
                                                            ended
                                                        February 29,    Years ended December 31,
                                                                       --------------------------
                                                            1996           1995          1994
                                                        -------------  -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  $(389,537)   $(1,109,648)   $(177,736)
 Adjustments to reconcile net loss to net cash used
  by operating activities
   Depreciation and amortization                              29,199        153,224       69,353
   Stock issued for services                                       -          5,520            -
   Forgiveness of debt                                             -              -     (110,062)
   Loss on disposal of asset                                       -         47,900            -
   Provision for losses on accounts receivable               132,802        410,314       88,633
   Changes in operating assets and liabilities
     Accounts receivable                                    (165,122)      (706,725)    (129,479)
     Other receivables                                         5,998        (83,002)       9,640
     Other current assets                                    (53,850)      (139,299)        (540)
     Bank overdraft                                                -         (6,272)       6,272
     Accounts payable and accrued expenses                    97,353        261,998      176,726
     Due to affiliates                                             -              -       39,938
                                                           ---------    -----------    ---------

         NET CASH USED BY OPERATING ACTIVITIES              (343,157)    (1,165,990)     (27,255)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                       (300,998)      (158,355)     (25,237)
 Proceeds from sale of asset                                       -          2,100            -
                                                           ---------    -----------    ---------

         NET CASH USED BY INVESTING ACTIVITIES              (300,998)      (156,255)     (25,237)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on notes payable                                  (227,107)      (742,000)    (120,000)
 Proceeds from notes payable                                 943,005      1,850,595      170,000
 Net proceeds from factor                                          -        267,472            -
                                                           ---------    -----------    ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES           715,898      1,376,067       50,000
                                                           ---------    -----------    ---------

Net increase (decrease) in cash                               71,743         53,822       (2,492)

Cash at beginning of the period                               53,822              -        2,492
                                                           ---------    -----------    ---------

Cash at end of the period                                  $ 125,565    $    53,822    $       -
                                                           =========    ===========    =========


       The accompanying notes are an integral part of these statements.

                     CITADEL COMPUTER SYSTEMS, INCORPORATED



                                                            Two months
                                                              ended
                                                           February 29,  Years ended December 31,
                                                                         ------------------------
                                                               1996         1995         1994
                                                           ------------  -----------  -----------
Supplemental disclosures of cash flow information:

Cash paid during the year for interest                       $        -     $234,212     $ 20,797

Non-cash investing and financing transactions:
 Issuance of common stock in exchange for
   certain assets                                                     -       50,000            -

 Acquisition of software for a note payable                           -            -      560,000

 Conversion of notes payable to 1,495,000 shares of the
   Company's common stock                                             -            -      825,500

 Acquisition of Circuit Masters Software, Inc.:
  Common stock issued                                         2,000,000            -            -
  Liabilities assumed                                            50,000            -            -

Merger with LoneStar Hospitality
 Corporation, accounted for as
 a reverse acquisition:
  Assets acquired:
    Assets under contract of sale                             2,605,772            -            -
    Other assets                                                401,650            -            -
  Liabilities assumed
   Notes payable                                             (2,142,249)           -            -
   Accounts payable                                          (1,225,972)           -            -
                                                           ------------
     Excess of liabilities assumed over
       assets acquired                                         (360,799)           -            -


       The accompanying notes are an integral part of these statements.

                     CITADEL COMPUTER SYSTEMS, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                February 29, 1996 and December 31, 1995 and 1994



NOTE A - BASIS OF PRESENTATION

  Effective February 29, 1996, Citadel Computer Systems, Incorporated (the Company), successor to Citadel Computer Systems, Incorporated, a Delaware corporation (Old Citadel), merged with LSHC Acquisition Inc., a wholly-owned subsidiary of LoneStar Hospitality Corporation (LoneStar). Pursuant to the terms of the merger agreement, each stockholder of Old Citadel received 2.25 shares of LoneStar common stock for each share of Old Citadel's common stock.

  Immediately after the merger, the stockholders of Old Citadel owned approximately 60% of the outstanding common stock of the Company. Therefore, the merger has been accounted for as a reverse merger, whereby Old Citadel is deemed to have acquired LoneStar.

  As discussed in Note L, LoneStar entered into an agreement in February 1996 to sell substantially all of its assets and operations in exchange for common stock of Miami Subs USA, Inc. The sale was consummated on March 1, 1996, and LoneStar is no longer an operating Company.

  As a result of the merger, (i) stockholders' equity of the Company was decreased by $360,799, which represents the stockholders' deficit of LoneStar at the date of the merger, and (ii) the Company has been "recapitalized" to reflect the outstanding shares of LoneStar, the legal acquiror.


NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business
  ------------------

  The Company develops and markets, throughout the United States, computer network management, security and utility software. To date, the Company's activities have primarily been limited to marketing and selling software products directly to end users through value added resellers.

  Use of Estimates
  ----------------

  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     CITADEL COMPUTER SYSTEMS, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 29, 1996, December 31, 1995 and 1994


NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - CONTINUED

  Property, Equipment and Depreciation
  ------------------------------------

  Property and equipment are stated at cost. Depreciation is computed over estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

  Software Costs
  --------------

  Purchased software is recorded at cost and is amortized by the straight-line method over a five year period.

  The Company capitalizes software development costs when technical feasibility has been established. Software development costs not qualifying for capitalization are expensed as research and development costs, which totaled $32,842 and $136,355 for the two months ended February 29, 1996 and the year ended December 31, 1995, respectively. Capitalized costs are amortized on a product-by-product basis, based on the greater amount computed by using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenues for that product, or (b) straight-line amortization using useful lives of 3 to 7 years. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the net book value is in excess of net realizable value.

  It is reasonably possible that future events could cause a reduction in the amortization period of software costs.

  Revenue Recognition
  -------------------

  The Company ships its products to customers on a thirty day trial basis. The Company recognizes revenues at the end of the trial period.

  Income Taxes
  ------------

  Deferred incomes taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities.

  Loss per Share
  --------------

  The computation of loss per share is based upon the weighted average number of outstanding common shares during the periods. The weighted average number of shares outstanding was calculated by giving retroactive effect to the 1,000-for-1 stock split of Old Citadel shares in 1995, the shares issued in the merger of Old Citadel and LoneStar, and the 1-for-2 reverse stock split in May 1996. No effect has been given to stock options, warrants and conversion rights of noteholders, because the effect of assumed exercises or conversions is anti-dilutive.

  Reclassifications
  -----------------

  Certain of the 1994 amounts have been reclassified to conform to the 1996 presentation.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 29, 1996, December 31, 1995 and 1994

NOTE C - PROPERTY AND EQUIPMENT

  Major classes of property and equipment and their estimated useful lives are as follows:

                                                                       December 31,
                                                     February 29,   ------------------
                                          Lives        1996           1995      1994
                                      -------------  -----------    ---------  -------

     Furniture                        5 years         $ 24,158        $18,309   $15,136
     Office equipment                 3 years           48,661         13,866     9,031
     Computer equipment               3 years           76,377         37,598     7,185
                                                      --------        -------   -------
                                                       149,196         69,773    31,352
     Less accumulated depreciation                     (38,869)       (17,655)   (4,078)
                                                      --------       --------   -------

     Net property and equipment                       $110,327       $ 52,118   $27,274
                                                      ========       ========   =======

NOTE D - PURCHASE OF SOFTWARE

  Effective June 24, 1994, the Company acquired certain software from Danasoft Incorporated (Danasoft) for $560,000, payable in non-interest bearing monthly installments ranging from $15,000 to $25,000. On October 31, 1994, the Company entered into an agreement to issue 5% of Old Citadel's common stock to Danasoft to satisfy the unpaid obligation of $465,000. Under the terms of the agreement, Danasoft had the right to redeem its shares of common stock for $250,000 at any time from October 1996 through October 1999. The Company had the right to redeem these shares of common stock for $450,000 during the same period. In July 1995, the president of the Company purchased all of the shares owned by Danasoft, and the redemption rights were terminated.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist of cash, accounts receivable, and accounts and notes payable. Their carrying values approximate fair value because of their short-term maturities.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 29, 1996, December 31, 1995 and 1994


NOTE F - NOTES PAYABLE

  Notes payable consist of the following:

                                                                                   December 31,
                                                                February 29,  -----------------------
                                                                    1996          1995         1994
                                                                ------------  ------------   --------

   Unsecured notes payable to individuals, including
     $141,488 from related parties, due at various
     dates in 1996, bearing interest at rates ranging
     from 10% to 20%; weighted average interest rate
     is approximately 11.9% (1)                                   $1,624,493    $1,258,595    $     -

   Revolving line of credit facility with a bank, due
     January 1996, bearing interest at the bank's base
     rate plus 1%; paid in full at maturity                                -        50,000     200,000

   Note payable to factor, collateralized by receivables (2)         267,472       267,472           -

   Note payable to officer, non-interest bearing and
     due upon demand                                                 117,722             -           -

   Note payable to commercial finance company; note
     was replaced in March 1996 by a note to Miami
     Subs USA, Inc., due July 1996.  See Note L.                   1,467,039             -           -

   Notes payable to individuals, bearing interest at 12%,
     due July 1996 (3)                                               557,488             -           -
                                                                  ----------  ------------   ---------

                                                                  $4,034,214    $1,576,067   $ 200,000
                                                                  ==========    ==========   =========

(1) Certain of these notes have warrants to purchase common stock. The aggregate number of such warrants is 3,395,250 at prices ranging from $.44 to $1.78 per share.

(2) During 1995, the Company entered into agreements to factor accounts receivable with recourse. Under the terms of the agreements, the Company incurred fees on all accounts that were factored. Included in interest expense for 1995 is $186,138 in fees on factored receivables.

(3) These notes have warrants to purchase 260,000 shares of common stock at $2.00 to $3.50 per share.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 29, 1996, December 31, 1995 and 1994

NOTE G - RELATED PARTY TRANSACTIONS

  Effective February 9, 1994, the Company entered into an agreement with a related company whereby the Company has the right to advertise, market and sell a certain software program. The Company pays the affiliated company an amount, as defined by the agreement, for each program sold. For the year ended December 31, 1994, the Company paid approximately $22,000 under this agreement. This agreement was discontinued after 1994.

  During the year ended December 31, 1994, non-interest bearing related party notes payable totaling $360,500 were converted to equity.


NOTE H - FORGIVENESS OF DEBT

  During the year ended December 31, 1994, the Company negotiated a reduction in amounts due to certain vendors and extended the payment terms. Accordingly, the Company has recorded a gain on the forgiveness of debt totaling $110,062 and has classified a portion of accounts payable as long-term.


NOTE I - INCOME TAXES

  The Company has deferred income tax assets which consist of the following:

                                                              December 31,
                                          February 29,   ----------------------
                                              1996          1995        1994
                                          -------------  ----------  ----------

     Deferred tax asset
       Net operating loss carryovers         $ 587,000   $ 368,000   $ 213,000
       Allowance for doubtful accounts         111,000     168,000      27,000
       Common stock                             47,000           -           -
       Other                                    47,000      77,000           -
                                             ---------   ---------   ---------

     Deferred income tax asset                 792,000     613,000     240,000

     Valuation allowance                      (792,000)   (613,000)   (240,000)
                                             ---------   ---------   ---------

       Net deferred income tax asset         $       -   $       -   $       -
                                             =========   =========   =========

  The Company has estimated its net operating loss carryovers for tax reporting purposes to be approximately $1,725,000 at February 29,1996. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income through 2011.

NOTE J - STOCK OPTIONS AND WARRANTS

  The Company has issued stock options to directors, employees, and others. Options are granted at no less than fair value at date of grant, as determined by the board of directors. Following is a summary of option transactions for 1995 and 1996:

                                                           Exercise
                                           Shares           Price
                                         ----------      ------------
Outstanding at January 1, 1995                -               -
Granted                                   4,887,500      $.50 to 2.00
                                          ---------      ------------

Outstanding at December 31, 1995          4,887,500       .50 to 2.00
Options of LoneStar outstanding at
  date of merger                            249,378       .32 to 6.67
                                          ---------      ------------

Outstanding at February 29, 1996          5,136,878      $.32 to 6.67
                                          =========      ============











  In connection with the issuance of debt, the Company has issued warrants to purchase common stock. The following summarizes the warrant transactions for 1995 and 1996:

                                                           Exercise
                                           Shares           Price
                                         ----------      -------------
Outstanding at January 1, 1995                -               -
Granted                                   3,395,250      $ .44 to 1.78
                                          ---------      -------------

Outstanding at December 31, 1995          3,395,250        .44 to 1.78
Warrants of LoneStar outstanding at
  date of merger                            260,000       2.00 to 3.50
                                          ---------      -------------

Outstanding at February 29, 1996          3,655,250      $ .44 to 3.50
                                          =========      =============

  In connection with the Merger, all outstanding options and warrants to purchase shares of Old Citadel became options and warrants to purchase shares of the Company's common stock. All shares and per share amounts have been adjusted to give effect to the Merger. Substantially all outstanding options and warrants are exercisable at February 29, 1996.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 29, 1996, December 31, 1995 and 1994

NOTE K - COMMITMENTS AND CONTINGENCIES

  The Company leases its office space under operating lease agreements.
  Future minimum lease payments under these leases at February 29,1996, were as follows:

      Year ending
     February 28,
- ------------------------

          1997             $  227,000
          1998                264,000
          1999                230,000
          2000                218,000
          2001                218,000
          Future years        182,000
                           ----------

          Total            $1,339,000
                           ==========

  Rental expense totaled approximately $7,600 for the period ended February 29, 1996 and $54,000 and $44,000 for the years ended December 31, 1995 and 1994, respectively.

  The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

  Effective July 1995, the Company entered into a three year consulting agreement with an individual. Under the terms of the agreement, the individual will receive approximately $70,000 per year for consulting on product development.

  The Company has employment agreements with two of its officers and a consulting agreement with its Chairman. These agreements expire in 2000 to 2001 and, with respect to one officer, become accelerated in the event of death or termination.

NOTE L - SALE OF ASSETS BY LONESTAR

    As of March 1, 1996, LoneStar consummated the sale of its restaurants and related development rights to Miami Subs USA, Inc. (Miami Subs), the franchiser of the restaurants, pursuant to an agreement entered into in February 1996. These assets are carried on the balance sheet as assets under contract of sale and are stated at the contract price. LoneStar received 1,325,000 shares of Miami Subs' common stock (the Miami Subs Stock), and Miami Subs has filed a registration with the Securities and Exchange Commission covering the Miami Subs Stock. During the six months following the closing, LoneStar is not able to sell any of the Miami Subs Stock, except with the consent of Miami Subs, and Miami Subs will have the right to acquire the Miami Subs Stock for $2.50 per share. Thereafter, LoneStar will be able to sell the Miami Subs Stock in private transactions, or in open market transactions not to exceed 240,000 shares per calendar quarter, or 20,000 shares per week. All sales are subject to a right of first refusal by Miami Subs. Miami Subs has assumed certain indebtedness of LoneStar (Note F), and LoneStar issued to Miami Subs a promissory note in the principal amount of $1,467,039 which is secured by the Miami Subs Stock. The note does not bear interest and is due in July 1996.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 February 29, 1996, December 31, 1995 and 1994

NOTE M - ACQUISITION OF ASSETS OF CIRCUIT MASTERS SOFTWARE, INC.

  Effective February 29, 1996, the Company acquired substantially all of the assets of Circuit Masters Software, Inc. (Circuit Masters) in a transaction accounted for as a purchase. Consideration consisted of 370,370 shares of common stock valued at $2,000,000, cash of approximately $200,000 and assumption of certain liabilities of approximately $50,000.

  The following unaudited pro forma summary results of operations for 1994 and 1995 assume that the acquisition occurred on January 1 of each year:

                            1995          1994
                       -------------  ------------

     Net sales          $1,581,327      $877,878
     Net loss           (1,481,045)     (578,694)
     Loss per share           (.21)         (.13)

  The unaudited pro forma summary results of operations are not necessarily indicative of results of operations that would have occurred had the transactions taken place as at January 1 of the periods presented as of future results of operations of the combined businesses. Pro forma results of operations for the two months ended February 29, 1996 are not presented, because they are not materially different than actual results.


NOTE N - SUBSEQUENT EVENTS

  On May 6, 1996, LoneStar changed its name to Citadel Computer Systems, Incorporated and effected a 1-for-2 reverse split of its common stock. All share data has been restated to reflect the split.

  In May 1996, the Company executed a letter of intent to acquire Astonishing Developments, Inc., a developer of security software for stand alone PCs, for total consideration of approximately $1,800,000 in common stock (subject to sales limitations for two years) and $1,000,000 in cash over six months.

  In March 1996, the Company assumed the employment agreement of an officer of LoneStar, who is now an officer of the Company. Under the agreement, in the event of death or termination of the officer, payments in the amount of the greater of the remaining portion of the term or twenty-four months will be accelerated and become due and payable.

  Subsequent to February 29, 1996, the Company entered into a number of financing transactions, the more significant of which are as follows:

     1. $2,550,000 was received from the sale of notes which are mandatorily convertible into common stock.

     2. $730,000 of notes payable outstanding at February 29, 1996 were converted to warrants to purchase common stock.

     3.  $387,500 was received from the exercise of stock options.

     4. Warrant exercises and conversions of debt incurred after February 29, 1996 increased equity by $957,500.

     5. Debt was increased by approximately $1,000,000 as a result of the sale of debentures and warrants.

  The pro forma effect of these financing transactions on stockholders' equity, assuming they had taken place at February 29, 1996, is as follows:


         Stockholders' equity at February 29, 1996               $  315,489

             Cash received from sale of equity instruments        2,550,000
             Conversions of debt and exercises of options
               and warrants                                       2,075,000
                                                                 ----------
         Pro forma stockholders' equity                          $4,940,489
                                                                 ==========