Form 10-Q
period 1996-05-31
CITADEL COMPUTER SYSTEMS INC
filed 1996-07-15
CIK 752789

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 12b-25

                          NOTIFICATION OF LATE FILING

                                  (Check One):

 [ ] Form 10-KSB  [ ] Form 20-F  [ ] Form 11-K  [X] Form 10-QSB  [ ] Form N-SAR
                        For Period Ended:  May 31, 1996

- --------------------------------------------------------------------------------

          Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

- --------------------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: Not Applicable

- --------------------------------------------------------------------------------

PART I--REGISTRANT INFORMATION

- --------------------------------------------------------------------------------

     Full Name of Registrant:  Citadel Computer Systems Incorporated

     Former Name if Applicable:  LoneStar Hospitality Corporation

     Address of Principal Executive Office (Street and Number)

          3811 Turtle Creek Boulevard, Suite 1080  Dallas, Texas   75219
               (City, State and Zip Code)

- --------------------------------------------------------------------------------

PART II--RULES 12b-25 (b) AND (c)

- --------------------------------------------------------------------------------

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;


[X] (b) The subject quarterly report on Form 10-QSB will be filed on or before the fifteenth calendar day following the prescribed due date; and


[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

- --------------------------------------------------------------------------------

PART III--NARRATIVE

- --------------------------------------------------------------------------------

State below in reasonable detail the reasons why Form 10-QSB could not be filed within the prescribed period.

          The Company recently completed the mergers described in its Form 8-K filed March 13, 1996 and Form 8-K/A filed June 11, 1996 and has been delayed in compiling the financial information required for the Form 10-QSB. As a consequence, the resulting delay has not permitted the filing of the Form 10-QSB within the prescribed period of time.

- --------------------------------------------------------------------------------

PART IV--OTHER INFORMATION

- --------------------------------------------------------------------------------

     (1) Name and telephone number of person to contact in regard to this notification

               Steven B. Solomon         (214)          520-9292
               (Name)                    (Area Code)    (Telephone Number)

     (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                              [x]  Yes    [ ]  No

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                              [x]  Yes    [ ]  No

     If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     The results of operations will reflect (a) the merger effected as of February 29, 1996 between Citadel Computer Systems, Inc. ("Old Citadel") and LoneStar Hospitality Corporation ("LoneStar"), (b) LoneStar's sale of five restaurants, which formerly comprised LoneStar's primary business and (c) the merger effected as of February 29, 1996 between Old Citadel and Circuit Masters, Inc. The operations reflected in the Form 10-QSB will relate primarily to the business of Old Citadel, which was assumed by LoneStar in the merger.



                 [The Rest of this Page is Intentionally Blank]

                     Citadel Computer Systems Incorporated
                  (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 1996                By: Steven B. Solomon
                                        ---------------------------------------
                                        Steven B. Solomon, Chief Operating
                                        Officer & Secretary

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be field with the form.

- --------------------------------------------------------------------------------

                                   ATTENTION

     Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).

- --------------------------------------------------------------------------------