Form 10QSB
period 1996-05-31
CITADEL COMPUTER SYSTEMS INC
filed 1996-07-22
CIK 752789

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended May 31, 1996

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______


                        Commission file number: 0-08718


                     CITADEL COMPUTER SYSTEMS INCORPORATED
                     (Exact name of small business issuer
                         as specified in its charter)


                        DELAWARE                           75-2432011
                (State or other jurisdiction of          (I.R.S. Employer
                incorporation or organization)           Identification No.)


                3811 Turtle Creek Blvd., Suite 1080, Dallas, TX 75219 (Address of principal executive offices)

                (214) 520-9292
                (Issuer's telephone number)

                              ------------------------------
                  (Former name, former address and former fiscal year, if
                               changed since last report)

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes   X      No
                                   ----        ----

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $.01                                          12,071,324
                                                      --------------------------
                                                    Outstanding at July 18, 1996
                                        Reflects one-for-two reverse stock split
                                                           effective May 1, 1996

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     Unless otherwise indicated, share and per share information contained in this Report reflect the Company's one-for-five reverse stock split, effective as of December 11, 1995, the one-for-two stock dividend paid on February 2, 1996 and the one-for-two reverse stock split, effective as of May 1, 1996. The Company changed its fiscal year end to the last day in February from March 31, commencing February 29, 1996.


                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The Financial Statements of the Registrant and its Subsidiary are found after the signature page.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     Three Months Ended May 31, 1996 as Compared with Three Months ended May 31, 1995.

     During the quarter ended May 31, 1996, the Company had gross sales of $1,183,116, an increase of $915,663, or 342% over gross sales of $267,453 during the three months ended May 31, 1995. The increase occurred primarily as a result of an increase in the Company's marketing and sales efforts. The Company realized additional sales as a result of increased market awareness of its NetOFF, Server Sentry and Phantom of the Console products, as well as the addition of new vertical marketing channels and the increase in its sales and marketing efforts through the expansion of the Company's sales and marketing department.

     The Company's gross sales during the quarter ended May 31, 1996 were offset by returns and allowances of $58,705. During the quarter ended May 31, 1995, returns and allowances were $76,142. In addition, during the quarter ended May 31, 1996, the Company set aside a reserve of $400,000 in connection with possible bad debts associated with accounts receivable which is included in the financial statements under selling, general and administrative expenses. The allowances and returns resulted from Company's strategy of distributing products on a promotional and trial basis. While the Company intends to aggressively market its products, management believes that the current market awareness of its products and the implementation of new sales and marketing strategies will result in a decrease in the percentage of allowances and reserves in future periods. Management is also in the process of implementing procedures that they believe will result in a decrease in the percentage of reserves in future periods.

     The costs and expenses incurred in connection with producing the Company's products were $46,872 during the quarter ended May 31, 1996, an increase of $21,517, or approximately 85%, from costs of sales of $25,355 incurred in the previous period. As a percentage of gross sales, costs of sales decreased in the quarter ended May 31, 1996 to 4% from 10% in the prior period, primarily as a result of greater efficiencies from the higher level of sales.

     Selling, general and administrative expenses for the quarter ended May 31, 1996 were $1,441,073, an increase of $1,048,714, or 267%, over selling, general and administrative expenses during the quarter ended May 31, 1995. Such expenses increased as a result of a $400,000 reserve relating to possible bad debts associated with accounts receivable, $175,845 relating to promotional product marketing expenses, and the addition of sales and marketing, development, and administrative personnel in connection with the Company's increasing operations, trade show and marketing expenses, expenses related to its status as a publicly traded company, its continued efforts to expand core facilities and the opening of its Dallas and Houston offices. The Company's priority during the early stage of its development was to devote its primary efforts to increasing the awareness of its products in the marketplace, to refine existing products through feedback from customers, and to establish a market for upgrades of its existing products and for new products. The Company expects to continue increases in selling, general and administrative expenses in future periods as a result of expansion of its core business.

     In addition to the research and development costs of $48,723 reflected in the Company's statement of operations for the quarter ended May 31, 1996, the Company has also capitalized $70,265 of development costs, which increase was due to increased development staff and new product development activities and which are being amortized over the expected lives of the products. Depreciation and amortization expense increased to $164,648 in the quarter ended May 31, 1996 from $35,269, or 367% during the prior period, due to the acquisition of certain companies and products. The Company expects to continue to increase development staff and to enhance its product line through internal development and acquisitions.

     Interest expense for the quarter ended May 31, 1996 increased to $34,652, an increase of $24,907, or 256%, over interest expense during the same period in the prior year, primarily due to increased debt associated with the recent financing activities described under "Liquidity and Capital Resources" below.

     The statements contained in this Report that are not historical facts, including, but not limited to, statements found in this Item 2 - "Management's Discussion and Analysis or Plan of Operation," are forward looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Report could differ materially from those stated in such forward looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, the market for network software products, costs related to acquisitions, software development costs and possible future litigation, as well as the risks and uncertainties discussed in this Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at May 31, 1996 were $68,860.

     Cash flows from operations were a negative $1,380,980 for the quarter ended May 31, 1996 compared to negative $309,529 for the quarter ended May 31, 1995. The increase was due principally to the increased expenses relating to the Company's expansion and development, selling and marketing efforts, and increases in receivables.

     Cash used in investing activities was $195,535 in the quarter ended May 31, 1996 compared to $23,346 in the same period of the prior year. This increase was due to an increase of capital expenditures.

     Cash flows provided by financing activities were $1,519,810 in the quarter ended May 31, 1996 compared to $397,180 in the quarter ended May 31, 1995. This increase was due primarily to the proceeds of issuances of shares of the Company's common stock, notes payable, offset by payments on notes payable, and net proceeds from factoring of accounts receivable.

     As a result of the aforementioned factors, cash and cash equivalents decreased by $56,705 in the quarter ended May 31, 1996.

     Beginning March 1, 1996, the Company entered into a series of financing transactions, which resulted in: the conversion of $714,000 of notes payable outstanding at February 29, 1996 to warrants to purchase common stock; proceeds of $425,000 from the exercise of stock options; warrant exercises and conversions of debt incurred after February 29, 1996 which increased equity by $957,500 before associated costs; and an increase in debt of approximately $415,000 as a result of the sale of warrants and debentures.

     Subsequent to the end of the quarter ended May 31, 1996, the Company has realized an aggregate total of $144,904 from the exercise of outstanding options and warrants.

     In June and July 1996, the Company conducted private placements of notes
and preferred stock that are mandatorily convertible into common stock.   As of
July 22, 1996, the Company has raised net proceeds of $5,837,476 in these offerings.

     The Company has signed a nonbinding letter of intent with respect to a line of credit with a bank under which the Company will be able to refinance approximately $1,250,000 of outstanding indebtedness and will be able to draw up to $500,000 for working capital.

     As of March 1, 1996, the Company consummated the sale of certain restaurant assets and related development rights to Miami Subs Corporation ("Miami Subs"). Miami Subs assumed the Company's indebtedness of $1,500,000 to a lender and the Company received 1,325,000 shares of Miami Subs common stock, which are held in escrow by Miami Subs and are subject to restrictions on transfer during the six months following the closing, during which the Company cannot sell the shares without Miami Subs' consent. Miami Subs has the right to acquire the stock for $2.50 per share. The Company will thereafter be able to sell the stock in private transactions, or in open market transactions not to exceed 240,000 shares per calendar quarter or 20,000 shares per week. All sales are subject to a right of first refusal by Miami Subs. The Company has issued a nonrecourse non-interest bearing promissory note to Miami Subs in the original principal amount of $1,500,000, which has been reduced by payments of $250,000. The Note is secured by a pledge of the Miami Subs stock. The maturity date has been extended to July 23, 1996. The Company is currently in negotiations with Miami Subs with respect to the Note and the Miami Subs stock. Based on recent events, the Company has concluded that it can no longer recover its investment in the Miami Subs stock and has written down the investment to its market value as of July 19, 1996.

     Officers and directors of the Company advanced funds to the Company to meet various short-term obligations during the quarter ended May 31, 1996.

     The Company believes the funds available from the sources described above will be sufficient to fund its current operations through the end of 1996, but that it will need additional funds to expand its operations and to pursue acquisitions that will permit it to expand its line of products and to complement its internal software development efforts. The Company expects to engage in additional capital raising efforts during fiscal 1997 and is engaged in discussions with investment banking firms about such efforts, but has not entered into any letter of intent with an investment banking firm or determined the structure or amount of any such efforts. There is no assurance that the Company will be successful in identifying or engaging an investment banking firm or that, if it does so, it will be successful in raising capital in any such offering.



                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in routine litigation from time to time. Such litigation, including other litigation in which the Company is currently involved, is not material to the Company's consolidated financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

     On May 1, 1996, the Company filed with the Secretary of State of Delaware a Certificate of Amendment that (a) effected a one-for-two reverse split of its common stock and (b) changed the name of the Company from LoneStar Hospitality Corporation to Citadel Computer Systems Incorporated. Under the terms of the Certificate of Amendment, all fractional shares resulting from the reverse stock split were rounded to the nearest whole share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As of May 1, 1996, the holders of a majority of the common stock of the Company executed a written consent to approve the amendment of the Certificate of Incorporation of the Company. The Certificate of Amendment (a) effected a one-for-two reverse split of its common stock and (b) changed the name of the Company from LoneStar Hospitality Corporation to Citadel Computer Systems Incorporated. See "Item 2-Changes in Securities."

ITEM 5.  OTHER INFORMATION

PROPOSED ACQUISITION

     In May 1996, the Company entered into a letter of intent to acquire two companies, Astonishing Developments Inc. ("ADI") and Kent-Marsh Ltd., Inc., that develop security software for stand alone personal computers, for a total consideration of approximately $2,800,000, consisting of $1,800,000 in common stock (subject to sales limitations for two years) and $1,000,000 in cash over six months following execution of a definitive purchase agreement. The Company paid $200,000 to the selling shareholders of ADI in June 1996 pursuant to promissory notes by the selling stockholders which notes must be repaid over twelve months if the acquisition is not consummated. The Company anticipates that the transaction will be consummated in August 1996 upon satisfactory completion of its due diligence review.

EXPANSION OF BOARD OF DIRECTORS

     Since May 31, 1996, the Company has expanded the number of directors comprising the board of directors from six to eight. The board appointed Victor
K. Kiam II, chairman of Remington Products LLC, a leading consumer products firm, and Mark Rogers, managing director of NFT Ventures, a venture capital fund controlled by Ray Noorda, founder of Novell, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

            4. Certificate of Designations of Series A Convertible Preferred
               Stock

           27. Financial Data Schedule

(B)  REPORTS ON FORM 8-K.

          On March 13, 1996, the Company filed a Form 8-K pursuant to which it reported the merger of LoneStar Hospitality Corporation and Citadel Computer Systems Incorporated, the acquisition of Circuit Masters Software, Inc., the sale of certain assets, and the change of the Company's fiscal year.

          On June 11, 1996, subsequent to the end of the fiscal quarter, the Company filed a Form 8-K/A amending the March 13, 1996 Form 8-K to include audited financial statements of Citadel Computer Systems Incorporated and Circuit Masters Software Inc.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CITADEL COMPUTER SYSTEMS INCORPORATED
                            (REGISTRANT)


Date: July 22, 1996         By: /s/ Steven B. Solomon
                                ------------------------------------------------
                                 Steven B. Solomon, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer and Duly Authorized Signatory)

                     CITADEL COMPUTER SYSTEMS INCORPORATED
                              FINANCIAL STATEMENT

                                  MAY 31, 1996

                     CITADEL COMPUTER SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS


                                                  MAY 31,   FEBRUARY 29,
                                                   1996         1996
                                                ---------   -----------
                                               (UNAUDITED)

                                     ASSETS


Current assets
  Cash                                          $   68,860  $  125,565
  Accounts receivable - net                        963,825     484,336
  Marketable securitieS                          1,567,186           -
  Assets under contract of sale                          -   2,605,772
  Prepaid expenses and other current assets        155,613      82,405
                                                ----------  ----------
     Total current assets                        2,755,484   3,298,078

Property and equipment-net                         125,365     110,327

Software - net                                   2,773,261   2,757,412

Other assets                                       124,012     249,046
                                                ----------  ----------
                                                $5,778,122  $6,414,863
                                                ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
  Notes payable                                $ 3,697,392 $ 4,034,214
  Accounts payable and accrued expenses          1,558,752   2,030,800
                                               ----------- -----------
     Total current liabilities                   5,256,144   6,065,014

Long-term liabilites                                     -      34,360

Stockholders' equity
  Common stock                                     119,843     115,091
  Additional paid-in capital                     4,218,438   2,405,144
  Accumulated deficit                           (3,816,303) (2,204,746)
                                               ----------- -----------
                                                   521,978     315,489
                                               ----------- -----------
                                               $ 5,778,122 $ 6,414,863
                                               =========== ===========



  The accompanying notes are an integral part of these financial statements.

                     CITADEL COMPUTER SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MAY 31,
                                  (UNAUDITED)



                                                         1996                1995
                                                    -------------        ------------

Revenues
  Sales                                              $ 1,183,116      $  267,453
  Less returns and allowances                            (58,705)       ( 76,142)
                                                     ------------     ----------
     Net sales                                         1,124,411         191,311

Cost of sales                                            (46,872)        (25,355)
                                                     ------------     ----------
     Gross profit                                      1,077,539         165,956

Operating expenses
  Selling, general and administrative expenses         1,441,073         392,359
  Depreciation and amortization                          164,648          35,269
  Research and development costs                          48,723               -
                                                    ------------      ----------
                                                       1,654,444         427,628
                                                    ------------      ----------
  Operating loss                                     (   576,905)      ( 261,672)

Unrealized loss on marketable securities               1,000,000               -

Other income (expense)
  Interest expense                                   (    34,652)      (   9,745)
  Other                                                        -       (   1,888)
                                                    ------------      ----------
                                                     (    34,652)      (  11,633)
                                                    ------------      -----------
     Net (loss)                                     $( 1,611,557)     $( 273,305)
                                                    ============      ==========

Per share data
  Net loss                                          $(       .14)     $(     .04)
                                                     ============     ==========

Weighted average shares outstanding                   11,746,709       6,514,000
                                                    ============      ==========





   The accompanying notes are an integral part of these financial statements.

                     CITADEL COMPUTER SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MAY 31,
                                  (UNAUDITED)

                                  1996             1995
                             --------------  ----------------

Cash flows from operating
 activities
  Net loss                     $(1,611,557)       $( 273,305)
  Adjustments to reconcile
   net loss to net cash
  provided by (used in)
   operating activities
     Depreciation and
      amortization                 164,648            35,269
     Unrealized loss on
      marketable securities      1,000,000                 -
Change in operating assets
 and liabilities
  Accounts receivable           (  479,489)        (  64,436)
  Prepaid expenses              (   73,208)           17,642)
  Other assets                     125,034         (     875)
  Other liabilites              (   34,360)                -
  Accounts payable              (  472,048)           11,460
     Net cash provided by
      (used in) operations      (1,380,980)        ( 309,529)
                               -----------        ----------

Cash flows from investing
 activities
  Purchase of equipment
   and software                 (  195,535)        (  23,346)
                               -----------        ----------
     Net cash used in
      investing activities      (  195,535)        (  23,346)

Cash flows from financing
 activities
  Proceeds from sale of
   common stock                  1,104,046                 -
  Debt proceeds                    415,000           397,180
  Debt payments                 (   37,822)                -
  Decrease in assets under
   contract for sale - net          38,586                 -
                               -----------        ----------
     Net cash provided by
      financing activities       1,519,810           397,180

     Net increase
      (decrease) in cash        (   56,705)           64,305

Cash at beginning of period        125,565            24,037
                               -----------        ----------

Cash at end of period          $    68,860        $   88,342
                               ===========        ==========




   The accompanying notes are an integral part of these financial statements.

                     CITADEL COMPUTER SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

The financial information presented herein should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the period ended February 29, 1996. The balance sheet as of February 29, 1996 has been derived from the audited financial statement at that date.

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


NOTE B - MARKETABLE SECURITIES

The Company received 1,325,000 shares of Miami Subs U.S.A., Inc. (Miami Subs) as consideration for the sale of its restaurants on March 1, 1996. The carrying value of the stock at the date of sale of $2,567,186 has been reduced by $1,000,000 and has been charged to income for the quarter ended May 31, 1996. Based on recent events, the Compnay has concluded that it can no longer recover its investment in the Miami Subs stock and has written down the investment to its market value as of July 19, 1996.

NOTE C - STOCKHOLDERS' EQUITY

During the period from March 1, 1996 through July 22, 1996 the Company's stockholders' equity reflects the following changes.

                                                      STOCKHOLDERS' EQUITY
                                                     ----------------------

  Balance at February 29, 1996                              $  315,489

  Exercise of stock options                                    425,000
  Securities issued pursuant to private placement              679,046
  Conversion of debt to equity                                 714,000
  Net (loss) from operations                                (1,611,557)
                                                            ----------

  Balance at May 31, 1996                                      521,978

  Exercise of stock options                                    144,904
  Securities issued pursuant to private placement            5,837,476
                                                             ---------

  Pro forma balance at July 22, 1996                        $6,504,358
                                                             =========