Form 10QSB
period 1996-08-31
CITADEL COMPUTER SYSTEMS INC
filed 1996-10-15
CIK 752789

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended August 31, 1996

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from           to
                                     ---------    ----------

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

       3811 TURTLE CREEK BLVD., SUITE 330, DALLAS, TX 75219
       (Address of principal executive offices)

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
Yes   X    No
    -----     -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $.01                            14,363,101
                                          -----------------------------------
                                            Outstanding at October 10, 1996


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


                    PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The Financial Statements of the Company are found after the signature page.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     During the three months ended August 31, 1996, the Company had net sales of $1,762,000, an increase of $1,369,000, or 348% over net sales of $394,000 during the three months ended August 31, 1995. During the six months ended August 31, 1996, the Company had net sales of $2,889,000, an increase of $2,256,000, or 356% over net sales of $632,000 during the six months ended August 31, 1995.
The increases occurred primarily as a result of an increase in the Company's marketing and sales efforts. The Company realized additional sales as a result of increased market awareness of its NetOFF, Server Sentry and Phantom of the Console products, as well as the addition of new vertical marketing channels and the increase in its sales and marketing efforts through the expansion of the Company's sales and marketing department and approximately $200,000 of net sales resulting from acquisitions.

     During the quarter ended August 31, 1996, the Company set aside a reserve of $500,000 in connection with possible bad debts associated with accounts receivable which is included in the financial statements under selling, general and administrative expenses. During the six month period ended August 31, 1996, the Company set aside reserves of $900,000 in connection with possible bad debts associated with accounts receivable, which is included in the financial statements under selling, general and administrative expenses. Management is continuing its efforts to implement procedures that they believe will result in a decrease in the percentage of reserves in future periods.

     The costs and expenses incurred in connection with producing the Company's products were $108,000 during the three months ended August 31, 1996, an increase of $59,000, or approximately 120%, from costs of sales of $49,000 incurred in the previous period. As a percentage of gross sales, costs of sales decreased in the three months ended August 31, 1996, to 6.2% from 12.5% in the prior period. The costs and expenses incurred in connection with producing the Company's products were $155,000 during the six months ended August 31, 1996, an increase of $77,000, or approximately 98%, from costs of sales of $78,000 incurred in the previous period. As a percentage of gross sales, costs of sales decreased in the six months ended

August 31, 1996, to 5.4% from 12.4% in the prior period. The decreases in cost of sales on a percentage basis were primarily the result of greater efficiencies from the higher level of sales.

     Selling, general and administrative expenses for the three months ended August 31, 1996, were $1,749,000, an increase of $1,471,000, or 528%, over selling, general and administrative expenses during the three months ended August 31, 1995. Such expenses increased primarily due to the Company's growth which included the addition of key management and implementation of corporate infrastructure, the hiring of sales and marketing, development, and administrative personnel, trade show and marketing expenses, expenses related to its status as a publicly traded company, its continued efforts to expand its product offerings and the opening of its Dallas office and expansion of its Houston office, and as a result of a $500,000 reserve relating to possible bad debts associated with accounts receivable, and $140,000 relating to promotional product marketing expenses. Selling, general and administrative expenses for the six months ended August 31, 1996, were $3,202,000, an increase of $2,368,000, or 284%, over selling, general and administrative expenses during the six months ended August 31, 1995. Such expenses increased as a result of the factors discussed above relating to the Company's growth, including reserves relating to possible bad debts associated with accounts receivable, and promotional product marketing expenses. The Company's priority during the early stage of its development was to devote its primary efforts to increasing the awareness of its products in the marketplace, to refine existing products through feedback from customers, and to establish a market for upgrades of its existing products and for new products. The Company may continue this strategy in connection with new technologies it developes or acquires. The Company expects to continue increases in selling, general and administrative expenses in future periods as a result of expansion of its core business and acquired technologies.

     In addition to the research and development costs of $3,959,000 reflected in the Company's statement of operations for the three months ended August 31, 1996 (which reflected research and development costs written-off by the Company in connection with the acquisitions of the ADI Group and MicroVault and the purchase of technology from Xerox discussed in Item 5 and footnotes D and E to the Consolidated Financial Statements), the Company has also capitalized $90,000 of development costs, which increase was due to increased development staff and new product development activities and which are being amortized over the expected lives of the products. Depreciation and amortization expense increased to $176,000 in the three months ended August 31, 1996, from $38,000, or an increase of 362% over the prior period, due to the acquisition of certain companies and products. In addition to the research and development costs of $4,008,000 reflected in the Company's statement of operations for the six months ended August 31, 1996 (which reflected research and development costs of $3,959,000 written-off by the Company as discused above), the Company has also capitalized $160,000 of development costs, which increase was due to increased development staff and new product development activities and which are being amortized over the expected lives of the products. Depreciation and amortization expense increased to $341,000 in the six months ended August 31, 1996, from $102,000, or 233% during the prior period, due to the acquisition of certain companies and products. The Company expects to continue to increase development staff and to enhance its product line through internal development and possible acquisitions.

     Interest expense for the three months ended August 31, 1996 increased to $144,000, an increase of $18,000, or 14%, over interest expense during the same period in the prior year. Interest expense for the six months ended August 31, 1996 increased to $179,000, an increase of $33,000, or 22%, over interest expense during the same period in the prior year. Such increases were primarily due to increased indebtedness associated with the recent financing activities described under "Liquidity and Capital Resources" below.

     The statements contained in this Report that are not historical facts, including, but not limited to, statements found in this Item 2 - "Management's Discussion and Analysis," are forward looking statements and as such involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Report could differ materially from those stated in such forward looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, the market for network software products, seasonality of product sales, costs and risks related to integration of acquisitions, software development costs and possible future litigation, as well as the risks and uncertainties discussed in this Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at August 31, 1996 were $594,000.

     Cash flows from operations were a negative $2,834,000 for the six months ended August 31, 1996, compared to negative $626,000 for the six months ended August 31, 1995. The increase was due principally to the increased expenses relating to the Company's expansion and development, selling and marketing efforts, decreases in accounts payable and accrued expenses, and increases in receivables.

     Cash used in investing activities was $3,614,000 in the six months ended August 31, 1996, compared to $176,000 in the same period of the prior year. This increase was due to an increase in net purchases of securities and businesses and an increase in capital expenditures.

     In addition, on August 27, 1996, the Company announced a share repurchase program whereby the Company is authorized to repurchase up to 500,000 shares of its outstanding common stock in the open market through February 1998. During the quarter ended August 31, 1996, the Company had not repurchased any shares.

     Cash flows provided by financing activities were $6,917,000 in the six months ended August 31, 1996, compared to $802,000 in the six months ended August 31, 1995. This increase was due primarily to the proceeds of issuances of shares of the Company's common stock, preferred stock and notes payable, net of payments against debt.

     As a result of the aforementioned factors, cash and cash equivalents increased by $469,000 in the six months ended August 31, 1996.

     During the three months ended August 31, 1996, the Company has realized an aggregate total of $216,000 from the exercise of outstanding options and warrants.

     In June and July 1996, the Company conducted private placements of notes
and preferred stock that are mandatorily convertible into common stock.   The
Company raised net proceeds of $5,970,000 in these offerings.

     The Company has signed a nonbinding letter of intent with respect to a line of credit with a bank under which the Company may refinance approximately $1,250,000 of outstanding indebtedness and will be able to draw up to $500,000 for working capital.

     In March 1996, the Company consummated the sale of certain restaurant assets and related development rights to Miami Subs Corporation ("Miami Subs"). The Company received 1,325,000 shares of Miami Subs common stock, which are held in escrow by Miami Subs and are subject to restrictions on transfer. Miami Subs has the right to acquire the stock for $2.50 per share. The Company will be able to sell the stock in private transactions, or in open market transactions not to exceed 240,000 shares per calendar quarter or 20,000 shares per week, with sales subject to a right of first refusal by Miami Subs. The Company issued a nonrecourse non-interest bearing promissory note to Miami Subs with a remaining principal amount of $1,250,000, secured by a pledge of the stock. The maturity date has been extended to October 31, 1996 and the Company is in negotiations with Miami Subs with respect to the Note and the stock. The Company determined that it could not recover its investment in the Miami Subs stock and wrote down the investment during the quarter ended
May 31, 1996, to its market value as of July 19, 1996.

     The Company believes the funds available from the sources described above will be sufficient to fund its current operations through the end of its 1997 fiscal year, but that it may need additional funds to expand its operations and to pursue acquisitions that will permit it to expand its line of products and to complement its internal software development efforts. The Company expects to engage in additional capital raising efforts during fiscal 1997 and is engaged in discussions with investment banking from time to time firms about such efforts, but has not entered into any letter of intent with an investment banking firm or determined the structure or amount of any such efforts. There is no assurance that the Company will be successful in identifying or engaging an investment banking firm or that, if it does so, it will be successful in raising capital in any such offering.


                          PART II.  OTHER INFORMATION

     Except as listed below, all information required by Part II is omitted because the items are inapplicable or the answer is negative.

ITEM 1. LEGAL PROCEEDINGS

     A former employee of Old LoneStar filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the individual owe the plaintiff additional stock options and seeking damages in excess of $2,600,000. The Company and the individual believe such claims are without merit and intends to vigorously defend against the claim and is considering filing counterclaims. The Company has filed an answer in the case, styled Heredia v. Citadel, et al.,
                                                    --------------------------
in the 298th Court of Dallas County, Texas.

     The Company is also involved in routine litigation from time to time. Such litigation, including other litigation in which the Company is currently involved, is not material to the Company's consolidated financial condition or results of operations.


ITEM 5.  OTHER INFORMATION

ACQUISITIONS

     In August 1996, the Company completed the acquisition of two affiliated companies, Astonishing Developments Inc. and KentMarsh Ltd., Inc. (the
"ADI Group"), which develop security software for stand alone personal computers, for a total consideration of approximately $2,200,000, consisting of $1,200,000 in common stock (subject to sales limitations for two years) and $1,000,000 in cash over six months ($600,000 of which has already been paid).

     In August 1996, the Company completed the acquisition of DanaSoft, Inc., which develops and markets software for internet and intranet applications, for 100,000 shares of Citadel common stock. In August 1996, the Company also completed the acquisition of MicroVault Corporation, a data security software provider, for 150,000 shares of Citadel common stock and $75,000.

     In August 1996, the Company completed the purchase of the TabWorks and Cougar technology and product lines from the XSoft Division of Xerox Corporation, headquartered at the Xerox Palo Alto Research Center (PARC). Total consideration consists of $750,000 in cash, a non-interest bearing $1,350,000 senior note ($1,206,560 after discount for inputed interest) payable over two years, and royalty payments of up to $1,250,000 over four years. The Company has the right to pay an aggregate of $2,500,000 during the first year following the purchase in exchange for the release of its obligations under the note and royalty terms. In August 1996, the Company and XSoft announced their strategic partnership pursuant to which XSoft's Summarizer Technology was licensed to the Company.

     See Notes D and E to the Notes to Consolidated Financial Statements for a discussion of the accounting treatment of such acquisitions and purchases.


EXPANSION OF BOARD OF DIRECTORS

     During the quarter ended August 31, 1996, the Company expanded the number of directors comprising the board of directors from six to eight. The board appointed Victor K. Kiam II, chairman of Remington Products LLC, a leading consumer products firm, and Mark Rogers, managing director of NFT Ventures, a venture capital fund controlled by Ray Noorda, founder of Novell, Inc. Each new director was granted options to purchase 400,000 shares of the Company's common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

          4.1 Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 4 to the Company's Form 10-QSB for the fiscal quarter ended May 31, 1996).

          4.2  Certificate of Designations of Series B Convertible Preferred
     Stock.

          27.  Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

          On June 11, 1996, the Company filed a Form 8-K/A amending the March 13, 1996 Form 8-K to include audited financial statements of Citadel Computer Systems Incorporated and Circuit Masters Software Inc.

          On September 5, 1996, the Company filed a Form 8-K relating to the acquisition of KentMarsh Ltd., Inc. and Astonishing Developments, Inc.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CITADEL COMPUTER SYSTEMS INCORPORATED
                              (REGISTRANT)


Date: October 15, 1996        By:      /s/  Steven B. Solomon
                                   ----------------------------------------
                                 Steven B. Solomon, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer and Duly Authorized Signatory)

                     CITADEL COMPUTER SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                          AUGUST 31, 1996   FEBRUARY 29, 1996
                                          ---------------   -----------------
                                            (UNAUDITED)

                 ASSETS

Current assets

 Cash                                         $   594,493         $   125,565

 Accounts receivable - net                      2,083,999             484,336

 Marketable securities - trading                2,000,000                 -

 Marketable securities - available for
  sale                                          1,462,500                 -

 Assets under contract of sale                        -             2,605,772

 Prepaid expenses and other current
  assets                                          313,264              82,405
                                              -----------         -----------

  Total current assets                          6,454,256           3,298,078

Property and equipment - net                      307,374             110,327

Software - net                                  4,374,886           2,757,412

Other assets                                      340,966             249,046
                                              -----------         -----------

                                              $11,477,482         $ 6,414,863
                                              ===========         ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

 Notes payable                                $ 2,564,438         $ 4,034,214

 Debentures                                       515,100                 -

 Current portion of long-term notes
  payable                                         420,000                 -

 Accounts payable and accrued expenses          1,543,296           2,030,800

 Other current liabilities                      1,180,000                 -
                                              -----------         -----------

  Total current liabilities                   $ 6,222,834         $ 6,065,014


Notes payable                                     981,560                 -

Other long-term liabilities                       227,770              34,360

Stockholders' equity

 Common stock                                     131,782             115,091

 Preferred stock                                1,870,000                 -

 Mandatorily convertible debt                   3,223,700                 -

 Unrealized loss on securities
  available for sale                             (104,687)                -

 Additional paid-in capital                     7,105,397           2,405,144

 Accumulated deficit                           (8,180,874)         (2,204,746)
                                              -----------         -----------

                                                4,045,318             315,489
                                              -----------         -----------

                                              $11,477,482         $ 6,414,863
                                              ===========         ===========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                          THESE FINANCIAL STATEMENTS.

                     CITADEL COMPUTER SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        AUGUST 31,                       AUGUST 31,

                                                     1996         1995               1996         1995
                                                 -----------   ----------        -----------   ----------

Net sales                                        $ 1,762,407   $  393,586        $ 2,888,938   $  632,968

Cost of sales                                        108,318       49,244            155,190       78,413
                                                 -----------   ----------        -----------   ----------
    Gross profit                                   1,654,089      344,342          2,733,748      554,555

Operating expenses
 Selling, general and administrative
  expenses                                         1,748,967      278,420          3,201,698      833,221
 Depreciation and amortization                       175,856       38,087            340,505      102,212
 Research and development costs                    3,959,069       27,271          4,007,792       27,271
                                                 -----------   ----------        -----------   ----------
                                                   5,883,892      343,778          7,549,995      962,704
                                                 -----------   ----------        -----------   ----------
  Operating income (loss)                         (4,229,803)         564         (4,816,247)    (408,149)

Other income (expense)
 Interest expense                                   (144,256)    (126,480)          (178,909)    (146,405)
 Other                                                   -        (15,587)               -        (18,499)
 Loss on marketable securities                      (238,175)         -           (1,238,175)         -
                                                 -----------   ----------        -----------   ----------
                                                    (382,431)    (142,067)        (1,417,084)    (164,904)
                                                 -----------   ----------        -----------   ----------
    Net loss before extraordinary items           (4,612,234)    (141,503)        (6,233,331)    (573,053)

Extraordinary item - gain on debt
 settlement                                          259,422          -              257,303          -
                                                 -----------   ----------        -----------   ----------

    Net loss                                     $(4,352,812)  $ (141,503)       $(5,976,028)  $ (573,053)
                                                 ===========   ==========        ===========   ==========

Per share data
 Net loss before extraordinary item              $      (.38)       $(.02)       $      (.52)       $(.09)
 Extraordinary item                                      .02          -                  .02          -
                                                 -----------   ----------        -----------   ----------
 Net loss                                        $      (.36)       $(.02)       $      (.50)       $(.09)
                                                 ===========   ==========        ===========   ==========
Weighted average shares outstanding               12,030,060    6,514,000         11,888,385    6,514,000
                                                 ===========   ==========        ===========   ==========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                          THESE FINANCIAL STATEMENTS.

                     CITADEL COMPUTER SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED AUGUST 31,
                                  (UNAUDITED)

                                              1996          1995
                                          -------------  -----------

Cash flows from operating activities
   Net loss                                $(5,976,028)   $(573,053)
   Adjustments to reconcile net loss to
    net cash (used in) operating activities
      Depreciation and amortization            338,681      102,212
      Net loss on marketable securities      1,238,414          -
      Research and development expenses
       acquired with stock                   3,959,069          -

Change in operating assets and
 liabilities
   Accounts receivable                      (1,367,237)    (253,589)
   Prepaid expenses and other current
    assets                                    (172,140)     (13,594)
   Other assets                                132,492         (875)
   Other liabiliites                           (34,460)         -
   Accounts payable and accrued expenses      (952,686)     112,858
                                           -----------    ---------
   Net cash (used in) operations            (2,833,895)    (626,041)

Cash flows from investing activities
   Purchase of equipment and software         (804,487)    (175,877)
   Purchase of trading securities           (4,818,841)         -
   Sales of trading securities               2,580,427          -
   Purchase of businesses                     (571,043)         -
                                           -----------   ----------
      Net cash used in investing
       activities                           (3,613,944)    (175,877)

Cash flows from financing activities
   Proceeds from sale of stock and
    convertible debt                         7,157,443          -
   Net change in notes payable                (755,776)     643,434
   Proceeds from sale of debentures            515,100          -
   Other                                           -        158,245
                                          ------------    ---------
      Net cash provided by financing
       activities                            6,916,767      801,679

      Net increase (decrease) in cash          468,928         (239)

Cash at beginning of period                    125,565       24,037
                                           -----------    ---------

Cash at end of period                      $   594,493    $  23,798
                                           ===========    =========



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                          THESE FINANCIAL STATEMENTS.

                     CITADEL COMPUTER SYSTEMS INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The financial information presented herein should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the period ended February 29, 1996. The balance sheet as of February 29, 1996, has been derived from the audited financial statement at that date.

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

Note B - Marketable Securities

The Company received 1,325,000 shares of Miami Subs U.S.A., Inc. (Miami Subs) common stock as consideration for the sale of its restaurants on March 1, 1996. The carrying value of the stock at the date of sale of $2,567,186 has been reduced by $1,000,000 and has been charged to income for the quarter ended May 31, 1996. Based on events occurring after the sale of the restaurants, the Company concluded that it could no longer recover its investment in the Miami Subs stock and wrote down the investment to its market value as of July 19, 1996.

Note C - Stockholders' Equity

During the period from March 1, 1996, through August 31, 1996, the Company's stockholders' equity reflects the following changes.



Stockholders' equity at February 29,      $   315,489
 1996

Exercise of stock options                     425,000
Securities issued pursuant to private
 placement                                    679,046
Conversion of debt to equity                  714,000
Net loss                                   (1,611,557)
                                          -----------

Stockholders' equity at May 31, 1996          521,978

Exercise of stock options and warrants        216,000
Securities issued pursuant to private
 placement                                  5,845,261
Equity issued in acquisitions               1,919,578
Unrealized loss on securities                (104,687)
Net loss                                   (4,352,812)
                                          -----------

Stockholders' equity at August 31, 1996     4,045,318

Securities issued pursuant to private
 placement                                  1,440,000
                                          -----------

Stockholders' equity at October 14, 1996  $ 5,485,318
                                          ===========

Note D - Acquisitions

     In August 1996, the Company completed the acquisition of the ADI Group, which develops security software for stand alone personal computers, for a total consideration of approximately $2,200,000, consisting of $1,200,000 in common stock (subject to sales limitations for two years) and $1,000,000 in cash over six months ($600,000 of which has already been paid).

     In August 1996, the Company completed the acquisition of DanaSoft, Inc., which develops and markets software for internet and intranet applications, for $264,000 in Citadel common stock and $30,000 in cash. In August 1996, the Company also completed the acquisition of MicroVault Corporation, a data security software provider, for $475,200 in Citadel common stock and $75,000 in cash.

     All of such acquisitions have been accounted for by the purchase method.
In connection with the acquisition of the ADI Group and MicroVault Corporation, the Company wrote off $2,402,000 of purchased research and development technology that had not reached the working model stage and for which there is not alternate use. The following pro forma operating data has been prepared as though the acquisitions had been made as of the beginning of the previous fiscal year (March 1, 1995):

                             Three months ended August 31,    Six months ended August 31,
                                 1996             1995               1996             1995
                             -----------       -----------       -----------       -----------

Revenues                     $ 2,052,976       $   779,527       $  3,549,319      $ 1,364,076
Net loss before
 extraordinary item           (2,550,293)           N/A            (4,246,688)          N/A
Net loss                     $(2,290,871)      $(2,603,731)      $ (4,005,752)     $(3,120,951)
Net loss per share
before extraordinary item    $      (.20)           N/A          $       (.34)          N/A
Net loss per share           $      (.18)      $      (.36)      $       (.32)     $      (.44)


The write-off of purchased research and development costs of $2,402,000 is reflected in the pro form net loss only for the 1995 periods.

The pro forma operating results are not necessarily indicative of the actual results that would have occurred had the acquisitions been made on March 1, 1995 or of the future operations of the combined companies.


Note E - Purchase and License of Technology

     In August 1996, the Company purchased the TabWorks and Cougar technology and product lines from the XSoft Division of Xerox Corporation, headquartered at the Xerox Palo Alto Research Center (PARC). Total consideration consists of $750,000 in cash, a non-interest bearing $1,350,000 senior note ($1,206,560 after discount for imputed interest) payable over two years, and royalty payments of up to $1,250,000 over four years. The Company has the right to pay an aggregate of $2,500,000 during the first year following the acquisition in exchange for the release of its obligations under the note and royalty terms.
In August 1996, the Company and XSoft announced their strategic partnership pursuant to which XSoft's Summarizer Technology was licensed to the Company.

     In connection with this purchase of technology, the Company wrote off approximately $1,557,000 of purchased research and development technology that had not reached the working model stage and for which there is not alternate use.