Form 10QSB
period 1996-11-30
CITADEL COMPUTER SYSTEMS INC
filed 1997-01-21
CIK 752789

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended November 30, 1996

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from____ to ____


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

                     ------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $.01                            16,156,370
                                              -------------------------------
                                              Outstanding at January 19, 1997


     Transitional Small Business Disclosure Format Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     Citadel Computer Systems Incorporated
                          CONSOLIDATED BALANCE SHEETS

                                                           November 30, 1996           February 29, 1996
                                                           -----------------           ------------------
                                                             (Unaudited)
                                            ASSETS
Current assets
    Cash                                                   $         247,153           $          125,565
    Accounts receivable - net                                      2,366,147                      484,336
    Other receivables                                              1,169,295                           --
    Marketable securities available for sale                       1,285,250                           --
    Assets under contract of sale                                         --                    2,605,772
    Prepaid expenses and other current assets                        246,976                       82,405
                                                           -----------------           ------------------
                         Total current assets                      5,314,821                    3,298,078
Property and equipment - net                                         709,131                      110,327
Software - net                                                     4,430,965                    2,757,412
Other assets                                                         430,232                      249,046
                                                           -----------------           ------------------
                                                           $      10,885,149           $        6,414,863
                                                           =================           ==================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable                                          $       1,274,032           $        4,034,214
    Current portion of long-term notes payable                       538,982                           --
    Accounts payable and accrued expenses                          1,581,863                    2,030,800
    Other current liabilities                                      1,104,372                           --
                                                           -----------------           ------------------
                         Total current liabilities                 4,499,249                    6,065,014
Notes payable                                                      1,141,251                           --
Other long-term liabilities                                               --                       34,360
Stockholders' equity
    Common stock                                                     156,926                      115,091
    Preferred stock                                                1,190,000                           --
    Mandatorily convertible debt                                     650,000                           --
    Unrealized loss on securities available for sale                (281,937)                          --
    Additional paid-in capital                                    11,768,953                    2,405,144
    Accumulated deficit                                           (8,068,979)                  (2,204,746)
    Less treasury stock at cost                                     (170,314)                          --
                                                           -----------------           ------------------
                                                                   5,244,649                      315,489
                                                           -----------------           ------------------
                                                           $      10,885,149           $        6,414,863
                                                           =================           ==================

   The accompanying notes are an integral part of these financial statements.

                     Citadel Computer Systems Incorporated
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                              Three months ended           Nine months ended
                                                                 November 30,                November 30,
                                                               1996         1995          1996           1995
                                                           ------------  -----------  -------------  ------------

Net sales                                                  $ 1,501,270   $  494,633    $ 4,390,208    $1,079,530
Cost of sales                                                   91,224       38,525        246,413       113,124
                                                           -----------   ----------    -----------    ----------
            Gross profit                                   $ 1,410,046   $  456,108    $ 4,143,795    $  966,406
Operating expenses
  Selling, general and administrative expenses               1,924,554      480,821      5,126,253     1,151,600
  Depreciation and amortization                                257,915       38,088        598,420       111,444
  Research and development costs                                    --       81,813      4,007,792       109,084
                                                           -----------   ----------    -----------    ----------
                                                             2,182,469      600,722      9,732,465     1,372,128
                                                           -----------   ----------    -----------    ----------
            Operating loss                                    (772,423)    (144,614)    (5,588,670)     (405,722)
Other income (expense)
  Interest expense                                            (113,420)     (96,606)      (292,329)     (232,831)
  Other                                                             --      (53,512)            --       (70,987)
  Gain (loss) on marketable securities                         786,895           --       (451,280)           --
                                                           -----------   ----------    -----------    ----------
                                                               673,475     (150,118)      (743,609)     (303,818)
                                                           -----------   ----------    -----------    ----------
           Net loss before extraordinary items                 (98,948)    (294,732)    (6,332,279)     (709,540)
Extraordinary item - gain on debt settlement                   210,843           --        468,146            --
                                                           -----------   ----------    -----------    ----------
           Net income (loss)                               $   111,895   $ (294,732)   $(5,864,133)   $ (709,540)
                                                           ===========   ==========    ===========    ==========


Per share data
  Net loss before extraordinary item                       $        --   $     (.05)   $      (.50)   $     (.11)
  Extraordinary item                                               .01           --            .04            --
                                                           -----------   ----------    -----------    ----------
  Net income (loss)                                        $       .01   $     (.05)   $      (.46)   $     (.11)
                                                           ===========   ==========    ===========    ==========

Weighted average shares outstanding                         19,906,008    6,514,000     12,654,537     6,514,000
                                                           ===========   ==========    ===========    ==========




   The accompanying notes are an integral part of these financial statements.

                     Citadel Computer Systems Incorporated
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the nine months ended November 30,
                                  (Unaudited)

                                                                     1996                  1995
                                                                --------------        -------------
Cash flows from operating activities
  Net loss                                                      $  (5,864,133)        $   (709,540)
  Adjustments to reconcile net loss to net cash
  (used in) operating activities
    Depreciation and amortization                                     598,420              111,444
    Net loss on marketable securities                                 451,519                   --
    Research and development expenses acquired with stock           3,959,069                   --

Change in operating assets and liabilities
  Accounts receivable                                              (1,649,385)            (474,252)
  Other receivables                                                (1,169,295)                  --
  Prepaid expenses and other current assets                          (105,852)             (22,088)
  Other assets                                                         41,402              (25,899)
  Other liabilities                                                  (337,858)                  --
  Accounts payable and accrued expenses                              (914,119)             431,785
                                                                --------------        -------------
          Net cash (used in) operations                            (4,990,232)            (688,550)

Cash flows from investing activities
  Purchase of equipment and software                               (1,432,738)            (188,641)
  Purchase of trading securities                                   (4,818,841)                  --
  Sales of trading securities                                       5,367,322                   --
  Purchase of businesses                                             (658,543)                  --
  Purchase of treasury stock                                         (170,314)                  --
                                                                --------------        -------------
          Net cash used in investing activities                    (1,713,114)            (188,641)

Cash flows from financing activities
  Proceeds from sale of stock and convertible debt                  8,592,443                   --
  Net change in notes payable                                      (1,767,509)             694,909
  Other                                                                    --              158,245
                                                                --------------        -------------
          Net cash provided by financing activities                 6,824,934              853,154

          Net increase (decrease) in cash                             121,588              (24,037)

Cash at the beginning of period                                       125,565               24,037
                                                                --------------        -------------
Cash at the end of period                                       $     247,153         $        -0-
                                                                ==============        =============


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

Note C - Acquisitions

In August 1996, the Company completed the acquisition of Kent-Marsh Ltd., Inc. and Astonishing Developments Inc. (the ADI Group), which develops security software for stand alone personal computers, for a total consideration of approximately $2,200,000, consisting of $1,200,000 in common stock (subject to sales limitations for two years) and $1,000,000 in cash over six months ($600,000 of which has already been paid).

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

                                           Three months ended                       Nine months ended
                                              November 30,                             November 30,
                                         1996              1995                   1996              1995
                                      ----------        ----------             ----------        ----------

Revenues                              $ 1,501,270        $   970,187           $ 5,050,589        $ 2,286,192
Net income (loss) before
 extraordinary item                       (98,948)           N/A                (4,433,636)           N/A
Net income (loss)                     $   111,895        $  (313,313)          $(3,965,490)       $(3,188,019)
Net loss per share before
  extraordinary item                  $        --            N/A               $      (.34)           N/A
Net income (loss) per share           $       .01        $      (.05)          $      (.31)       $      (.45)

The write-off of purchased research and development costs of $2,402,000 is reflected in the pro forma net loss only for the 1995 periods.

The pro forma operating results are not necessarily indicative of the actual results that would have occurred had the acquisitions been made on March 1, 1995 or of the future operations of the combined companies.

Note D - Purchase and License of Technology

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

Note E - Earnings Per Share

     Earnings (loss) per share is based upon the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include stock options and warrants when dilutive. Fully diluted earnings per share is not presented because the assumed conversion of convertible preferred stock and debt is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

     During the three months ended November 30, 1996, the Company had net sales of $1,501,000, an increase of $1,006,000, or 204% over net sales of $495,000 during the three months ended November 30, 1995. During the nine months ended November 30, 1996, the Company had net sales of $4,390,000, an increase of $3,331,000, or 306% over net sales of $1,080,000 during the nine months ended November 30, 1995. The Company realized additional sales as a result of increased market awareness of its NetOFF, Server Sentry and Phantom of the Console products, as well as the addition of new vertical marketing channels and an increase in its sales and marketing efforts through the expansion of the Company's sales and marketing department and approximately $190,000 of net sales resulting from companies and technologies acquired in the quarter ended August 31, 1996.

     During the third quarter of fiscal 1997, the Company was integrating recent acquisitions and implementing upgrades to certain products. This resulted in delays in shipments of such products into the fourth quarter. Management believes that this ramp up will result in increased net sales in the fourth quarter. In addition, the Company has expanded its sales programs by implementing an enterprise sales group to focus on large corporate accounts. The Company has opened regional sales offices to service domestic and international markets, and the Company anticipates that it will continue to expand its enterprise sales group in future periods. Management believes that, in future periods, this enterprise sales group will result in increased sales, and anticipates increased selling expenses.

     During the third and fourth quarters of fiscal 1997, the Company has also increased its efforts to enter into OEM and joint venture relationships with strategic partners to increase its sales channels. In December 1996, the Company's WinShield product was selected by Microsoft Corporation for inclusion in a bundled software product targeted for the education market. Management is continuing its efforts and currently expects to finalize additional alliances in the fourth quarter of fiscal 1997 or in future quarters of fiscal 1998.

     The Company introduced NetOFF 5, a 32-bit NetWare and Windows NT product, early in the fourth quarter of fiscal 1997 and has recently started marketing and selling its new Network Recovery System. The Company is beta testing a Windows 95 32-bit upgrade to its WinShield product line. The Company expects to launch additional new products and upgrades late in the fourth quarter of fiscal 1997 and in future quarters of fiscal 1998 that will provide ease of use security solutions for Internet and intranet applications on Microsoft and Novell platforms.

     The costs and expenses incurred in connection with producing the Company's products were $91,000 during the three months ended November 30, 1996, an increase of $52,000, or approximately 133%, from costs of sales of $39,000 incurred in the previous period. As a percentage of net sales, costs of sales decreased in the three months ended November 30, 1996, to 6.1% from 7.9% in the prior period. The costs and expenses incurred in connection with producing the Company's products were $246,000 during the nine months ended November 30, 1996, an increase of $133,000, or approximately 118%, from costs of sales of $113,000 incurred in the previous period. As a percentage of net sales, costs of sales decreased in the nine months ended November 30, 1996, to 5.6% from 10.5% in the prior period. The decreases in cost of sales on a percentage basis were primarily the result of greater efficiencies from the higher level of sales.

     Selling, general and administrative expenses for the three months ended November 30, 1996, were $1,925,000, an increase of $1,444,000, or 300%, over selling, general and administrative expenses during the three months ended November 30, 1995. Such expenses increased primarily due to the Company's growth which included the addition of key management and implementation of corporate infrastructure; the hiring of sales and marketing, development, and administrative personnel; increased attendance at trade shows and increased marketing expenses; the introduction of new products and the establishment of the enterprise sales group; expenses related to its status as a publicly traded company; its continued efforts to expand its product offerings; and the opening of its Dallas office and expansion of its Houston office. Selling, general and administrative expenses for the nine months ended November 30, 1996, were $5,126,000, an increase of $3,974,000, or 345%, over selling, general and administrative expenses of $1,152,000 during the nine months ended November 30, 1995. Such expenses increased as a result of the factors discussed above relating to the Company's growth, including the development of new products and implementation of the enterprise sales group. The Company expects increases in selling, general and administrative expenses in future periods as a result of expansion of its business and acquired technologies.

     No research and development costs were charged to expense as a result of the level of development activity which resulted in the capitalization of substantially all research and development costs for the quarter ended November 30, 1996. The Company introduced NetOFF 5, a Windows NT 32-bit product, early in the fourth quarter of fiscal 1997 and expects to launch additional new products and upgrades late in the fourth quarter of fiscal 1997 and in future quarters. Depreciation and amortization expense increased to $258,000 in the three months ended November 30, 1996, from $38,000, or an increase of 579% over the prior period, due to the acquisition of certain companies and products. Depreciation and amortization expense increased to $598,000 in the nine months ended November 30, 1996, or 439%, from $111,000 during the prior period, due to the acquisition of certain companies and products.

     Interest expense for the three months ended November 30, 1996 increased to $113,000, an increase of $17,000, or 17%, over interest expense of $97,000 during the same period in the prior year. Interest expense for the nine months ended November 30, 1996 increased to $292,000, an increase of $59,000, or 25%, over interest expense of $233,000 during the same period in the prior year. Such increases were primarily due to increased indebtedness associated with the recent financing activities described under "Liquidity and Capital Resources" below.

     During the three months ended November 30, 1996, the Company had a gain on sales of marketable securities of $787,000. During the nine months ended November 30, 1996, the Company had a loss on sales of marketable securities of $451,000.

     The Company reported earnings of $112,000 after extraordinary items (consisting of a gain on a debt settlement in the amount of $211,000) for the quarter ended November 30, 1996, compared to a net loss of $295,000 for the same period of the prior year. The Company reported a net loss $5,864,000 after extraordinary items (consisting of a gain on a debt settlement in the amount of $468,000) for the nine months ended November 30, 1996, compared to a net loss of $710,000 for the same period of the prior year. The results for the nine month period ended November 30, 1996 included research and development costs of $3,959,000 written-off by the Company in connection with the acquisitions of Kent-Marsh Ltd., Inc. and Astonishing Developments Inc. (the "ADI Group") and MicroVault Corporation and the purchase of technology from Xerox.

     The statements contained in this Report that are not historical facts, including, but not limited to, statements found in this Item 2 - "Management's Discussion and Analysis," are forward looking statements and as such involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Report could differ materially from those stated in such forward looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions; competition; the market for network software products; seasonality of product sales; costs and risks related to integration of acquisitions; uncertainties related to new product development and market acceptance of new products; costs, expenses and delays in sales related to the implementation of new sales methods; software development costs; litigation; as well as the risks and uncertainties discussed in this Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

Liquidity and Capital Resources

     The Company's cash and cash equivalents at November 30, 1996 were $247,000.

     Cash flows from operations were a negative $4,990,000 for the nine months ended November 30, 1996, compared to negative $689,000 for the nine months ended November 30, 1995. The increase was due principally to the increased expenses relating to the Company's expansion and development, selling and marketing efforts, decreases in accounts payable and accrued expenses, and increases in receivables related to increased sales.

     Cash used in investing activities was $1,713,000 in the nine months ended November 30, 1996, compared to $189,000 in the same period of the prior year. This increase was due to purchases of businesses and an increase in capital expenditures.

     In the prior fiscal quarter, the Company announced a share repurchase program whereby the Company is authorized to repurchase up to 500,000 shares of its outstanding common stock in the open market through February 1998. During the quarter ended November 30, 1996, the Company repurchased approximately 59,000 shares for an aggregate purchase price of $170,000.

     Cash flows provided by financing activities were $6,825,000 in the nine months ended November 30, 1996, compared to $853,000 in the nine months ended November 30, 1995. This increase was due primarily to the proceeds of issuances of shares of the Company's common stock, preferred stock and notes payable, net of payments against debt.

     As a result of the aforementioned factors, cash and cash equivalents increased by $122,000 in the nine months ended November 30, 1996.

     In September 1996, the Company conducted a private placement of preferred stock that is mandatorily convertible into common stock at an exercise price equal to 80% of the average closing bid price for the five trading days prior to
conversion.   The Company raised net proceeds of $1,435,000 in this offering.

     In March 1996, the Company issued a nonrecourse non-interest bearing promissory note to Miami Subs with a remaining principal amount of $1,250,000, secured by a pledge of 1,325,000 shares of Miami Subs common stock owned by the Company. The maturity date has been extended to January 31, 1997 and the Company is in negotiations with Miami Subs with respect to the Note and the stock. The Company currently believes that Miami Subs and the Company will extend the maturity date of the note for a period of up to one year, although there can be no assurances with respect to any such extension. The Company determined that it could not recover its investment in the Miami Subs stock and wrote down the investment during the quarter ended May 31, 1996, to its market value as of July 19, 1996.

     The Company believes the funds available from the sources described above will be sufficient to fund its current operations through the end of its 1997 fiscal year, but that it may need additional funds to expand its operations and to pursue acquisitions that will permit it to expand its line of products and to complement its internal software development efforts. The Company has entered into a letter of intent with First Bermuda Securities Ltd., on a best efforts basis, with respect to a private placement of up to $3,325,000 of convertible redeemable notes and warrants. The Company anticipates that the net proceeds of such an offering would be used to retire indebtedness and as working capital and for general corporate purposes. There can be no assurance that the Company will be successful in raising capital in any such offering.

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

ITEM 1. LEGAL PROCEEDINGS

     A former employee of Old LoneStar filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the individual owe the plaintiff additional stock options and seeking damages in excess of $2,600,000. The Company and the individual believe such claims are without merit and intends to vigorously defend against the claim and is considering filing counterclaims. The Company has filed an answer in the case, styled Heredia v. Citadel, et al., in the 298th Court of Dallas County, Texas.

     The Company is also involved in routine litigation from time to time. Such litigation, including other litigation in which the Company is currently involved, is not material to the Company's consolidated financial condition or results of operations.

ITEM 5.  OTHER INFORMATION

     Subsequent to the quarter ended November 30, 1996, the Company withdrew its application to qualify its shares for trading on the Nasdaq Small Cap Market as a result of the market price of the Company's common stock. The Company plans to re-file an application in the event the market price of its common stock meets the criteria of the Nasdaq Small Cap Market or the American Stock Exchange.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11  Calculation of earnings per share
          27  Financial Data Schedule

     (b)  Reports on Form 8-K.

          On September 5, 1996, the Company filed a Form 8-K relating to the acquisition of Kent-Marsh Ltd., Inc. ("KML") and Astonishing Developments Inc. ("ADI").

          On November 5, 1996, the Company filed a Form 8-K/A amending the September 5, 1996 Form 8-K to include audited financial statements of KML and ADI.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CITADEL COMPUTER SYSTEMS INCORPORATED
                        (Registrant)


Date: January 20, 1997  By:  /s/  Steven B. Solomon
                             -------------------------------------------------
                              Steven B. Solomon, Chief Operating Officer and Secretary (Duly Authorized Signatory and Principal Financial and Accounting Officer)