Form 10KSB
period 1997-02-28
CITADEL COMPUTER SYSTEMS INC
filed 1997-10-20
CIK 752789

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB



  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended February 28, 1997

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-08718

                      CITADEL COMPUTER SYSTEMS INCORPORATED
               (Exact name of small business issuer in its charter)


              DELAWARE                            75-2432011
  (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                Identification No.)

3811 TURTLE CREEK BLVD., SUITE 600, DALLAS, TX  75219-4421
(Address of principal executive office)

(214) 520-9292
Issuer's telephone number)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                             Common Stock, par value $.01
                                  (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                      Yes        No  X
                                                               ---       ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference
in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

State issuer's revenues for its most recent fiscal year:.............$5,290,000

As of October 14, 1997, the average bid and ask price of the Company's stock was $0.75 per share. The aggregate market value of the voting stock held by non-affiliates of the Company was $9,043,718. As of October 14, 1997, there were 18,536,902 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format.             Yes        No  X
                                                               ---       ---

UNLESS OTHERWISE INDICATED, SHARE AND PER SHARE INFORMATION CONTAINED IN THIS REPORT REFLECT THE COMPANY'S ONE-FOR-FIVE REVERSE STOCK SPLIT, EFFECTIVE AS OF DECEMBER 11, 1995, THE ONE-FOR-TWO STOCK DIVIDEND PAID ON FEBRUARY 2, 1996, AND THE ONE-FOR-TWO REVERSE STOCK SPLIT EFFECTIVE AS OF MAY 1, 1996.

                          PART I

ITEM 1. DESCRIPTION OF BUSINESS

This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "estimates", "intends", "future", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. See "Business Risks" on page 14 of this Report.

THE COMPANY

Citadel Computer Systems Incorporated ("Citadel" or the "Company") is a developer and marketer of computer software products including security and management utilities for networks and personal computers. The Company's products are designed to secure and manage personal computers ("PCs") and local area networks ("LANs") and enable network administrators to more efficiently manage the networks. The market demand for the Company's products is driven by the rapidly increasing complexity and importance of LANs and PCs within organizations. Network administrators must manage both the proliferation of client workstations and desktop applications and the increasing access to mission-critical information by a growing number of PC users. The failure to maintain the security of data and the integrity and operations of networks can result in a significant loss of productivity and in substantial costs for many organizations.

RECENT DEVELOPMENTS FOR THE COMPANY

Fiscal 1997 was a period of significant change for the Company. The Company closed its Houston offices and consolidated its operations in Dallas, Texas. The Company also incurred a reduction in force through May 1997, which included the Company's President and Chief Executive Officer, Vice President of Sales, Vice President of Channel Sales and several other officers. In April 1997, the Company appointed its former Chief Operating Officer, Steven
B. Solomon, as its new President and Chief Executive Officer, and appointed Richard L. Travis, Jr., its Chief Financial Officer, to the additional post of Chief Operating Officer. In April 1997, the Company's former Chief Executive Officer, George T. Sharp, agreed to terminate his employment agreement with the Company in connection with the Company's restructuring plans. Additionally, several key appointments were made to the finance and sales, marketing, and engineering functions. In December 1995, Carl Banzhof joined the Company and was appointed Vice President -Engineering. In July 1997, Mr. Marks the Company's Chief Technology Officer resigned his position with the Company and Mr. Banzhof assumed the role of Chief Technology Officer of the Company. The new management team began significantly restructuring the sales and marketing departments to focus on strategic relationships and OEM relationships rather than the telemarketing operations, and changing the Company's research and development focus. Additionally, the Company has focused on controlling expenses and as a result of the restructuring, the Company estimates that operating expenses have been reduced by at least $300,000 per month. Management believes that due to these changes, revenues for the first nine months of fiscal 1998 will be lower than for comparable prior periods.

In April 1997, the Company entered into an Asset Sale Agreement with Messrs. Gertner and Sharp, two of the Company's directors (the "Purchasers"). At the date of the agreement, the Purchasers owned approximately 31% of the Company's outstanding Common Stock. The Company sold to the Purchasers, $3,750,000 of trade accounts receivable and forgave indebtedness owed by the Purchasers to the Company in the amount of $72,000. The carrying value of the receivables at February 28, 1997, net of allowance, was $1,877,000. Consideration received consisted of 3,900,000 shares of the Company's Common Stock, with a market value of approximately $2,750,000, as of the date of the transaction (for accounting purposes, the stock was valued at approximately $1,950,000). The shares acquired represent approximately 23% of the Company's then issued and outstanding shares and are held as treasury shares.
 Pursuant to the participation interest, Citadel will retain a profits participation interest in the Assets in the event the Purchasers collect in excess of $2,250,000 of the accounts receivable (after expenses of collection), in which case the Purchasers shall pay to Citadel 50% of such amounts collected in excess of $2,250,000. The transaction will result in no gain or loss to the Company.

On October 6, 1997, the Company entered into a definitive purchase agreement with CORESTAFF, Inc. ("CORESTAFF") whereby CORESTAFF purchased 2.5 million shares of the Company's Common Stock for $750,000 and other valuable consideration with warrants to purchase an additional 2 million shares (1 million at $4.00 per share and 1 million at $5.00 per share). As part of the agreement, CORESTAFF will provide development support for the Company, and each Company will cross-sell each others products, with Citadel being the exclusive distributor of CORESTAFF's "First Step" software program, a peer-to-peer system that enables users to easily access multiple systems requiring different user codes. CORESTAFF is one of the largest providers of information technology and staffing services in the U.S. CORESTAFF'S development division, Millennium Computer Corporation, has in excess of 100 programmers and will provide development support services to the Company, as needed.

OVERVIEW

The Company's products are designed to reduce clients' costs, improve the accuracy of clients' information, maintain the operation of the network, secure the network from fraud or unauthorized use and generally enable the administrator to devote more time to improving the service to the network rather than focusing on operational details. Citadel's network software products operate on operating systems designed by Novell, Microsoft, IBM and Apple. Citadel's focus is on the two largest, Novell and Microsoft, whose NetWare and Windows NT software control in excess of 70% of the market for network operating systems.

The Company's primary products include the Citadel Network Recovery System
(NRS), NetOFF, TabWorks, Server Sentry, Phantom of the Console, Server Cam, WinShield, FolderBolt, NightWatch and C:\More!. See "--Products." Citadel's clients include many Fortune 2000 companies and government agencies.

Citadel's strategy is to develop long-term client relationships and to maintain a high level of lifetime client satisfaction, which Citadel believes will result in additional recurring revenues from new products and upgrades on existing software products. Citadel has focused its development efforts on the client-server LAN market due to the rapid growth of this market as companies, government agencies and educational users shift from mainframes to client server networks and intranets. Citadel believes its products are positioned to capitalize on this trend.

The Company intends to achieve its strategic goals in part by entering into strategic alliances with industry leaders. In August 1996, the Company entered into a strategic relationship with the XSoft division of Xerox Corporation ("Xerox"), in which the Company obtained the TabWorks products and obtained a license to incorporate XSoft's Summarizer technology for bundling in the Company's products. In December 1996, Microsoft announced that it would include the Company's WinShield product in a software bundle distributed to the K-12 education market. In June 1997, Compaq Computer Corporation announced that it will include WinShield on certain of their Presario personal computers sold in the education markets. In October 1997, the Company entered into a strategic alliance with CORESTAFF with respect to CORESTAFF's investment in Citadel and certain joint research and development, technology, licensing and marketing activities. The Company is in negotiations to enter into OEM relationships with other industry leaders. The Company believes these strategic relationships will result in an increase in market penetration, brand recognition, and sales and marketing channels.

In February 1996, Citadel acquired Circuit Masters Software, Inc., the developer of Server Sentry, Phantom of the Console and Server Cam. In August 1996, the Company acquired the Kent-Marsh Group, the companies that developed WinShield, FolderBolt and NightWatch. In August 1996, the Company also acquired the TabWorks and related product lines from the XSoft division of Xerox, as well as all of the outstanding stock of DanaSoft Corporation ("DanaSoft"), a maker of specialized software products for Cabletron Spectrum modules. The Company believes that further opportunities may exist to expand its product lines by acquiring businesses, products and technologies that complement those of the Company.

The Company is the successor to a Delaware corporation (also known as Citadel Computer Systems Incorporated ("Old Citadel")) that was formed and began operations in June 1992. References in this Report to "Citadel" or the "Company" shall include Citadel and Old Citadel unless the context requires otherwise. On February 29, 1996, a wholly-owned subsidiary of LoneStar Hospitality Corporation, the Company's predecessor, merged with Old Citadel (the "Merger"). This Merger has been accounted for as a reverse acquisition. Accordingly, in discussions in this Report of previous operations and pre-merger transactions, the Company is referred to as "LoneStar".

The Company maintains its principal executive offices at 3811 Turtle Creek Blvd., Suite 600, Dallas, Texas 75219-4421; the telephone number of this office is (214) 520-9292. The Company maintains a site on the World Wide Web at http://www.citadel.com.

INDUSTRY BACKGROUND

Over the last decade, the increasing power, ease of use and low cost of personal computers ("PCs") have resulted in extensive use of PCs by businesses and organizations. The computing environment of many businesses evolved from a single-vendor mainframe orientation to multi-vendor environments with a large number of PCs and workstations. In response to this, organizations have invested in local area networks ("LANs") and "intranets" to realize the cost and productivity benefits of sharing applications, files, data and peripherals (such as printers) among PC users across a workgroup, department or entire enterprise. Client/server networks and intranets have become dominant business computing platforms as more PCs and workstations have become connected to networks and companies have downsized mainframe applications to client/server architectures. As a result of the downsizing of mainframe applications to client/server LANs and intranets, mission critical functions are increasingly performed over client/server networks. These functions include electronic funds transfers, airline, hotel and rental car reservation systems, and telemarketing and order entry functions.

Unauthorized access to, or destruction of, the mission critical information could have adverse effects on the network or intranet users. These mission critical functions and the continued proliferation of higher speed PCs and workstations place increased demands for security and ease of administration on the networks transmitting or processing the data. As a result, client/server networks demand additional security and administrative functions. Networks are required to provide greater security to provide greater utility and performance to accommodate these improvements and provide the greatest benefits to the end user. As increasing numbers of businesses use client/server LANs and intranets, the security of data transmission, communication and processing over the networks has become critical.

Management believes that the market for network security and administration systems and software products has grown over the last several years due to an increase in the use of computer networks and the vulnerability of data which is transmitted over these networks. Remote access to proprietary corporate information has increased substantially due to the proliferation of LANs and WANs in corporations and institutions. With the increasing use of public and private communications networks and the ability of different types of computers to communicate with each other, data integrity and security have gained increased importance.

Unrestricted access to computer networks subjects the owner of the network to unauthorized interception, electronic vandalism or terrorism and alteration. The increased use of networked computers also increases risk, both by multiplying the number of access points to valuable data and the number of personal computers which can be utilized to obtain unauthorized information. The Company believes that the use of computer networks such as the Internet and corporate intranets will continue to expand and that, as reliance on these networks grows, organizations will become more dependent on the integrity and security of the network. Therefore, the Company believes that protecting information on networks such as the Internet and the intranet is likely to offer future business growth opportunities.

THE CITADEL SOLUTION

Citadel offers a family of software products that are designed to address a wide range of network and desktop security and administration requirements. The Company's products offer the following benefits:

     BROAD INTEGRATED SOLUTION. The Company offers an integrated network and desktop security and administration solution that provides the following tools: automatic logoff, configuration protection, encryption, notification of network administrators in the event of system failure and orderly logoff that saves open files and applications.

     EASE OF USE. The Company's products are designed to plug and play within the Citadel Network Administrator so additional functions can be added at low cost. The look and feel of the interface is designed to be intuitive to the network or PC user and compatible with the operations of desktop and network operating systems, including Windows, Windows NT and NetWare.

     CENTRALIZED CONTROL. From one console, a LAN administrator can monitor, configure and change the network resources available to network users.

     COST EFFECTIVENESS. The Company believes its products can reduce the cost of overall system support and maintenance by ensuring an orderly backup, reducing license fees by logging off inactive users, and reducing the personnel resources required to administer the LAN.

CITADEL STRATEGY

The Company's objective is to become one of the leading suppliers of security and administration software products for networks and PCs. The Company seeks to achieve this objective through the following strategies:

     ESTABLISH KEY STRATEGIC RELATIONSHIPS. The Company intends to leverage its technology and products by entering into strategic relationships with other technology companies. In August 1996, the Company entered into a strategic relationship with the XSoft division of Xerox to obtain a license to incorporate XSoft's Summarizer technology for bundling in the Company's products. In December 1996, the Company's WinShield product was included in a Microsoft Corporation ("Microsoft") software bundle distributed to the K-12 education market. In June 1997, Compaq Computer Corporation announced that it will include WinShield on certain of their Presario personal computers sold in the education markets. In October 1997, the Company entered into a strategic alliance with CORESTAFF with respect to CORESTAFF's investment in Citadel and certain joint research and development, technology, licensing and marketing activities. The Company is currently involved in ongoing negotiations to enter into OEM relationships with other industry leaders. The Company believes these strategic relationships will result in an increase in market penetration, brand recognition and sales and marketing channels.

     PROVIDE CLIENTS WITH A BROAD RANGE OF NETWORK AND PC SECURITY AND ADMINISTRATION SOFTWARE PRODUCTS. The Company has developed a product line designed to enhance the security of data on networks and on the desktop and to enhance the productivity of network administrators in managing networks or intranets. The Company's products provide a broad array of solutions to problems faced by network administrators and are designed to be compatible with all major network operating systems, including NetWare and Windows NT.

     MAINTAIN TECHNOLOGY LEADERSHIP. The Company intends to maintain its high standards in the design and development of network security and administrative software and providing products that address the security and administration requirements of network administrators and PC users. The Company is committed to the continued development of new and enhanced security software products that incorporate advanced technologies. The Company has established a research and development team and employs highly skilled technical personnel.

     EXPAND SALES AND MARKETING ACTIVITIES. The Company has recently established an Enterprise Sales Group to target larger corporate accounts to supplement the activities of, and to follow up on leads generated by, the Company's inside sales force. The Company believes that the Enterprise Sales Group will permit larger sales of Company products to large users that can use several Citadel products. In addition, the Company maintains a site on the World Wide Web at http://www.citadel.com to provide information regarding the Company and to permit users to sample the Company's products over the Internet.

     EXPAND THROUGH ACQUISITIONS. In addition to the Company's internal product development activities, the Company has in the past expanded, and expects in the future to expand, its product line and technologies (including a greater number of software products and applications) through acquisitions of companies or technologies complementary to the Company's current business. In February 1996, the Company acquired Circuit Masters Software, Inc., the software company that developed Server Sentry, Phantom of the Console and Server Cam. In August 1996, the Company acquired the Kent-Marsh Group, the company that developed WinShield, FolderBolt and NightWatch. In August 1996, the Company also acquired the TabWorks and related product lines from the XSoft division of Xerox, and acquired all of the outstanding stock of DanaSoft. The Company believes that further opportunities may exist to expand its product lines by acquiring businesses, products and technologies that complement those of the Company.

PRODUCT DESIGN STANDARDS

STANDARDS COMPLIANCE. The Company's policy is to offer products that operate on network and desktop operating systems that are in wide use. This provides the Company's customers with assurance that Company products will function effectively on their networks.

NETWORK COMPATIBILITY.   The Company's products are typically compatible with
the leading network and desktop operating systems, including Novell's NetWare and Microsoft's Windows NT network operating systems. This provides the Company's customers with assurance that Company products will function effectively on their networks.

EASE OF USE. The Company believes that users of its products, while concerned that their networks are secure, do not wish to be required to take additional actions to achieve secure status. Therefore, the Company's products are designed to function without extensive user involvement, thus offering a high level of ease of use.

EASE OF ADMINISTRATION. The Company has extended its ease-of-use concept to the central management of a secure network with a product known as the Citadel Network Administrator, which is designed to provide central management and security features with the ability to "plug and play" additional functions at a low cost.

PRICE PERFORMANCE CRITERIA. The Company provides products at a price and performance level that the Company believes offers superior network and PC security and management options at affordable prices.

CITADEL PRODUCTS

CITADEL NETWORK RECOVERY SYSTEM. Citadel introduced its Network Recovery System ("NRS") in August 1996 to provide a network security and administrative solution that incorporates key features of several of Citadel's products. The NRS allows fully unattended shutdown and restart of servers and workstations in the event of a crash or other catastrophic network event, such as a power outage. The NRS is made up of four primary modules that perform the task of detecting fatal server problems, recovering network servers and giving a microscopic view into why the network server failed. The NRS is composed of the Server Sentry, NetOFF, Phantom of the Console and Server Cam products described below. These NRS modules work together to help the network administrator or user to keep servers up and running by automatically recovering when servers crash. The NRS comprehensively initiates and manages the recovery process from the first sign of a problem through crash analysis and enables the user to reduce downtime and have the answers to the questions that arise when the network crashes.
Citadel's NRS provides an integrated solution to help eliminate downtime and meet service level requirements for mission-critical networks.

NETOFF. NetOFF is a network management security and utility program designed to protect a network by shutting down unattended computers automatically when a user leaves a computer logged on while the user is away from the terminal for a specified length of time. Network administrators may also set a time for NetOFF to shut down computers on the network in order to complete a clean backup. The program ensures an orderly shut down by automatically closing all open files and applications on the computer and saving the information. The latest release of NetOFF, NetOFF Version 5.0, is available for Windows 95, Windows 3.1, Windows NT, and NetWare Versions 3.11 and 4.11 operating environments. NetOFF provides three major benefits:

    ENHANCES NETWORK SECURITY. Unattended computers subject the computer and the network to computer theft of confidential files and information. NetOFF logs off unattended computers and helps to secure the network by preventing unauthorized use of unattended terminals.

    CONSERVES RESOURCES. Software licenses often require payment for software running on the network. Many companies pay excess license fees for programs that are left open on unattended computers. NetOFF may help customers reduce costs by logging off unattended computers.

    PROVIDES A CLEAN BACK-UP. To further protect corporate information, corporations typically employ a back-up system. The back-up system is a tape drive or other storage medium that periodically copies all of the data stored in the network. Should a data loss occur from a power failure, mechanical failure or other error, the lost information can be fed back into the computer in a matter of minutes, thereby saving the company hundreds of hours required to reenter lost data. However, the back-up system only backs up computers that are logged off from the network. If a computer is logged on during the process, the data from that computer can be corrupted or omitted from the back-up tape. NetOFF eliminates these problems by automatically logging off network client stations at a time selected by the network administrator.

TABWORKS. The Company acquired the TabWorks technology in August 1996 from the XSoft division of Xerox. TabWorks was developed at the Xerox PARC Research Laboratory in Palo Alto, California, by an advanced research team. TabWorks is a personal document management tool for Windows 95 and 3.1 users that makes it easier to manage documents and applications, such as spreadsheets, letters, databases and graphics, by project, customer, function, time frame or other methods. TabWorks automatically creates a computerized "book" that lets the user organize and find documents and applications in a way the user determines, using familiar organizational tools such as Notebook Tabs, a Table of Contents and an Index. TabWorks enables the user to quickly organize and find documents by automatically creating a Table of Contents that lists the tabbed sections and all items in the Tab, plus an Index that lists items alphabetically and by location. TabWorks updates the Index and Table of Contents when changes are made to the Tabs.

For example, the user can set up a tabbed section for the "X Account" and put the related materials, including spreadsheets, letters, reports, schedules, databases, graphics and documents relevant to the account, together with the related software applications, on the pages in the tabbed section. For security, the user can lock the Tab so that the Tab is tamper proof. Later, when the user needs to work on the Account, the user may open the TabWorks book, using the password, and flip to the X Account tab. All applications are immediately available.

SUMMARIZATION. The summarization technology, as used in our newly developed C:\More! product, parses a file and automatically, through artificial intelligence, produces a summary of its contents. The summarized form of the document contains a definable number of key sentences along with key words that will allow a user to easily recognize a file's content. In order to produce the summarized form, the technology utilizes word proximity, word structure, and advanced lexicography.

SERVER SENTRY. The Company believes Server Sentry is the first network protection system that automatically restarts the file server in the event of a system crash. Server Sentry automatically notifies network personnel, produces downtime reports and captures all information available to enable the network administrator to avoid recurrences.

PHANTOM OF THE CONSOLE. Phantom operates as a "virtual user" that automates certain daily server tasks for network file servers, permitting network administrators to increase LAN productivity. The software automatically executes commands and runs programs at any set time, day or night, without the need for an operator at the console. Phantom preserves server cache memory and improves overall server performance by scheduling the unloading, loading and execution of Network Loadable Modules ("NLMs") that must be unloaded for backup to proceed.

SERVER CAM. Server Cam is a software program that emulates a time-lapse video recorder connected to the network. Server Cam captures events as they occur, which allows network personnel to track down network intruders and vandals. Server Sentry may also be used to re-create critical events for training sessions.

WINSHIELD. The Company acquired the WinShield product line in connection with its acquisition of Kent-Marsh and ADI in August 1996. WinShield is designed to give the user the power to administer or share computing resources without losing them. The program permits the user to control and prevent or protect the use of diskettes, CD-ROMs and peripheral devices such as printers and to preserve settings in the desktop appearance, configuration and initialization files. WinShield maintains control of the Windows 95 or Windows 3.1 desktop environment without sacrificing ease of use. The product prevents accidental or deliberate configuration damage, protects valuable applications and controls the use of peripherals. The program protects against piracy and unsupervised surfing on the Internet. The user can govern access to CD-ROM or disk drives and control the specific CDs that can be mounted. The user can simplify and easily protect the desktop environment by shielding the use of Explorer icons and implementing a wide variety of system restrictions. The user can also toggle between several setup environments depending on the persons with whom the computer will be shared.
The WinShield product has been included in Compaq's and Microsoft's software bundles for the education markets.

FOLDERBOLT AND FOLDERBOLT-PRO. The Company acquired the FolderBolt product line in connection with its acquisition of Kent-Marsh and ADI in August 1996. The product permits the user to lock entire directories and configure shared user files.

NIGHTWATCH. The Company acquired the NightWatch product line in connection with its acquisition of Kent-Marsh and ADI in August 1996.

C:\MORE!. C:\More! is intelligent media management software that enables both individual and networked computer users to quickly and easily find all of their computer directories and files, regardless of location. C:\More! automatically scans and catalogs the data from virtually all forms of computer media, including hard drives, as well as floppy, Iomega-TM-, SyQuest-TM-, and Imation-TM- disks - and even CDs. C:\More! has been endorsed and approved as an Iomega-Ready software product. The technology's advanced file and tracking capabilities enable users to search for documents even among removable media not inserted into the computer. Currently designed for Windows 95 and Windows NT platforms, other platforms will include Mac-PC and Windows 3.1 in the near future. Compatible with all popular word processors, office product suites, and graphic formats, C:\More! was introduced in September 1997 and will be ready for shipment in November 1997.

Additional Company products include: (1) NetConsole, which is designed to automate input tasks at the server console so that commands can be scheduled at an unattended server. For example, a network administrator will want all NLMs unloaded and all users logged off. NetConsole enables the network administrator to schedule these tasks at a time just prior to system backup;
(2) NetPurge, which automatically searches for old or unused files and moves them to archival storage. Because disk storage on large networks is scarce, network administrators must carefully monitor and eliminate inactive files to free up space. NetPurge automates this function; (3) NetQ, which enables network users to manage facility queues, such as those for printing, archiving, or custom applications. NetQ constantly updates queuing displays so that network administrators can manage queue assignments in real time; and
(4) NetWatch, which detects and corrects unowned network files. An unowned file is one to which no user has been assigned. For example, if a user is deleted from a network (because of promotion, termination or other reason), all files previously owned by that user will be designated as "unowned" by the network. Consequently, if an unowned file is modified by a new user, NetWare cannot update it, and hours of modifications may be lost. NetWatch eliminates this problem by assigning all unowned files to a supervisor ID or other user-specified ID.

SALES AND MARKETING

To address a broad range of sales and marketing opportunities, the Company uses a multi-channel distribution strategy that includes a combination of direct and indirect sales and marketing.

SALES. In 1997, Citadel changed the focus of its selling efforts from a telemarketing direct sales force to a multi-channel distribution strategy that includes an enterprise sales group, OEM distribution arrangements, VAR and dealer channels, direct sales channels, strategic alliances with industry leaders, and trade shows.

The Enterprise Sales Group is a direct sales force that focuses on end users that have, or are installing, large, sophisticated enterprise-wide networks. These end users may place larger orders for a range of the Company's products. The Company recently implemented a value-added reseller program and is also exploring joint marketing and licensing arrangements with other companies. Certain of the Company's products are currently distributed through distributors (and indirectly, VARs, other resellers, systems integrators and retail outlets), and the Company expects to rely increasingly on distributors to market its other products. There can be no assurance, however, that such distributors, VARs, other resellers, systems integrators and retail outlets will be able to market the Company's products effectively.

Citadel's inside sales operations meet the needs of first-time buyers or existing customers making follow-on purchases, which typically purchase small volumes, upgrades or special promotions. The inside sales force provides a direct link to the end user, allowing Citadel to develop products and services that specifically meet the needs of the network and intranet markets and PC users.

MARKETING. The marketing department is responsible for assessing market opportunities, product planning and specific sales support. In addition, the marketing organization is actively involved in obtaining input from potential and existing clients, product development, sales and client services and support. As a result of this involvement, the marketing department helps to define the scope, features and functionality of new products and product upgrades. Citadel's marketing efforts include display advertising in industry publications, direct mail, card deck ads and lead generation at industry trade shows.

PRODUCT DEVELOPMENT

Citadel believes that its success will depend largely upon its ability to enhance existing products and develop new products that meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. The Company intends to expand its product offerings and to introduce new products for customers seeking additional network and PC security and administration features. While the Company intends to primarily develop the products internally, it may, based on timing and cost considerations, acquire technologies or products from third parties.

Citadel recently introduced C:\More! and its Network Recovery System, and plans to introduce upgrades for its NetOFF, Phantom of the Console, Server Sentry, Server Cam, TabWorks and WinShield during the third and fourth quarters of fiscal 1998. The Company also intends to introduce additional products and upgrades to address current and future end user needs.

Schedules for the development of high technology products are inherently difficult to predict, and there can be no assurance that Citadel will achieve targeted initial customer shipment dates for any product.

The Company accounts for software development costs in accordance with SFAS No. 86 issued by FASB, under which the Company is required to capitalize software development costs after technological feasibility of a project is established and must cease capitalizing such costs when the products derived from the project are available for sale, lease or otherwise marketed. Subsequently, capitalized costs are amortized on a product-by-product basis, based on the greater of (a) the amount computed by the straight-line method over the estimated useful life of the product or (b) the amount computed by using the ratio that current gross revenues bear to the total of current and anticipated future revenues. The Company evaluated the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any product for which the net book value is in excess of its net realizable value. It is reasonably possible that future events may cause a reduction in the amortization period of software costs.

The Company anticipates that it will continue to commit substantial resources to research and development in the future.

CLIENT SUPPORT AND WARRANTIES

The Company's products are generally warranted to be free of defects in materials and workmanship for 90 days. During and after the expiration of the basic warranty period, the Company offers yearly maintenance contracts on most of its software and basic technical support and replacement of defective media.

MANUFACTURING AND SUPPLIERS

The Company prepares master software disks, user manuals and packaging for certain products and out- sources production of other products. Certain of the Company's disk duplication, as well as its product packaging, is performed by the Company at its offices, while the other disk duplication and product packaging and printing of user manuals and related materials is performed to the Company's specifications by outside sources. During peak demand, the Company may use outside sources to perform disk duplication and product packaging services. To date, the Company has not experienced any material difficulties or delays in manufacture through an interruption in its own production or the production of any suppliers. Because of the generally short cycle between order and shipment, Citadel does not believe that its backlog as of a particular date is indicative of future sales.

CUSTOMERS

The Company's customers include many Fortune 2000 companies, and there appears to be a strong need for the Company's products within this market segment. There are no assurances that these companies will continue to utilize the Company's products in the future.

Citadel believes that a necessary element of its future success will be the retention of its customer base. Therefore, the Company is dedicated to the highest level of customer support and satisfaction. The Company attempts to ensure that its sales employees are committed to ensuring the highest level of customer satisfaction. The Company encourages its sales employees who interact with the Company's customers to take innovative approaches towards ensuring that the customers' needs are met.

The Company's specialized information systems further facilitate the Company's goal of total customer satisfaction by allowing the Company's representatives to enter comments regarding customers' orders, as well as comments regarding feedback, both positive and negative, which the customer has given to the Company's representatives. These comments can then be accessed by other employees, allowing them to quickly reference a particular customer's preferences, needs and past ordering practices, among other information.

COMPETITION

The LAN security and administration software industry is intensely competitive and rapidly changing. The Company competes against large companies (such as Novell, Microsoft, Cheyenne Software, Inc. and others) that offer network and desktop security and administration software as a segment of their businesses. The Company also competes with a large number of small companies that offer network security and administration software as a major portion of their product line. Some of these competitors offer products that address multiple aspects of network and desktop security and administration and management, while other competitors market products that provide narrow solutions. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. Further, many competitors have established relationships with customers of the Company and end users of the Company's products. The Company's competitors could, in the future, introduce products with more features and lower prices than the Company's product offerings. These companies could also bundle existing or new products with other, more established products in order to compete with the Company.

As the LAN and PC markets develop, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company or by introducing products specifically designed for the LAN and PC markets. In addition, Novell or Microsoft, the dominant suppliers of operating systems for LANs and PCs, could include, in NetWare or Windows NT or other operating systems, functionality similar to that of the Company's existing or future products.

The Company and its competitors generally compete on the basis of product features and functions, product architecture, product quality, the ability of products to run on a variety of different network and desktop operating systems, technical support and other related services, and price/performance features. Based on these factors, the Company believes that it has competed effectively to date. The Company expects competition to increase, which could result in price reductions and loss of market share for the Company. The Company must continue to introduce new products and enhancements to its existing products in a timely manner in order to remain competitive.
However, even if the Company introduces new and enhanced products in a timely manner, it may not be able to compete effectively because of the significantly larger resources available to many of its competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business.

INTELLECTUAL PROPERTY

The Company's success has been and will be dependent in part on its ability to protect its proprietary technology. The Company relies primarily upon trade secrecy and confidentiality agreements to establish and protect its rights in its proprietary technology. The Company does not have any patents or statutory copyrights on any of its proprietary technology which the Company believes to be material to its future success, and the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection of the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

There can be no assurance that the Company will not become the subject of claims of infringement with respect to intellectual property rights associated with the Company's products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time consuming and could result in costly litigation or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims.

EMPLOYEES

As of February 28, 1997, the Company employed 72 individuals, including 22 in sales and marketing, 10 in product research and development, 4 in production and operations, 10 in customer service and technical support and 20 in administration, finance and MIS. The Company believes that its ability to recruit and retain highly skilled technical and other management personnel will be critical to its ability to execute its business plans. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

As part of the Company's restructuring, the Company, by identifying areas for greater operational efficiencies and out-sourcing certain functions previously performed in-house, has significantly reduced the number of its employees. As of October 14, 1997, the Company had 24 employees (8 in sales and marketing, 5 in product research and development, 1 in production and operations, 3 in customer service and technical support and 7 in administration, finance and MIS). The Company anticipates adding some additional employees in the sales and marketing and research and development areas as resources and need dictate.

GOVERNMENT REGULATION

Government regulation has not had a material effect on the Company's conduct of its business to date.

SALE OF RESTAURANT ASSETS

As of March 1, 1996, LoneStar consummated the sale of its restaurants in the Dallas, Texas area and related development rights to Miami Subs USA, Inc. ("Miami Subs"), the franchiser of the restaurants. Miami Subs also assumed LoneStar's indebtedness of $1,500,000 to Stephens Diversified Leasing, Inc. d/b/a Stephens Franchise Finance ("Stephens"). LoneStar received 1,325,000 shares of Miami Subs' common stock (the "Miami Subs Stock"), and Miami Subs has filed a registration with the Securities and Exchange Commission (the "SEC") covering the Miami Subs Stock. During the six months following the closing, LoneStar cannot sell any of the Miami Subs Stock, except with Miami Subs' consent, and Miami Subs has the right to acquire the Miami Subs Stock for $2.50 per share. LoneStar will thereafter be able to sell the Miami Subs Stock in private transactions, or in open market transactions not to exceed 240,000 shares per calendar quarter, or 20,000 shares per week. All sales by the Company are subject to a right of first refusal by Miami Subs. Miami Subs has assumed no liabilities of LoneStar, except for LoneStar's loan from Stephens and certain restaurant and equipment leases. LoneStar has also issued to Miami Subs a promissory note in the principal amount of $1,500,000. The note is secured by the Miami Subs Stock and does not bear interest. The maturity date of the note was extended to July 1, 1996, as a result of
LoneStar's principal payment of $50,000.   The parties have operated under a
series of standstill agreements and are currently in negotiations with respect to the Note. In June 1997, the Company tendered the stock to Miami Subs as payment for the $1,250,000 note payable to Miami Subs. In addition, the Company received 200,000 shares of unrestricted Miami Subs stock and the assumption, by Miami Subs, of certain of the Company's restaurant operations liabilities. The Company sold the shares of Miami Subs stock in fiscal 1998.

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

FORWARD-LOOKING INFORMATION

The statements contained in this Report that are not historical facts, including, but not limited to, statements found in this Item 1. "Description of Business" and in Item 6. "Management's Discussion and Analysis," are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: integration of acquired technology and companies, transition of selling and distribution methods, consolidation of operations into the Company's Dallas offices, the availability of capital on terms acceptable to the Company, general economic conditions, competition, the market for the network software products, software development costs and possible future litigation, as well as the risks and uncertainties discussed in this Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

BUSINESS RISKS

UNCERTAINTY OF SUCCESS IN SOFTWARE MARKET

The future success of the Company is highly dependent on its ability to generate significant revenue from its software product offerings. However, the software market is characterized by rapid technological growth and intense competition. There can be no assurance that the Company has the resources, both financial and personnel, to effectively achieve success in this market.

EXPANSION OF DISTRIBUTION CHANNELS

Historically, the Company used primarily a direct sales model, complemented with a telesales force, for the sale of its software products. In fiscal 1997, the Company began to expand its distribution efforts to include third party resellers in both the United States and internationally. The Company's growth will require it to expand its direct sales force and add distributors to market, sell, and support the Company's software products. The Company will be increasingly dependent upon distributors for domestic and international sales. The Company has only limited experience in marketing its products through distributors. The expansion of the Company's distribution network and its direct sales force will require the expenditure of substantial resources which will be funded primarily through the Company's operations. There can be no assurance that the Company will be able to expand its distribution channels successfully.

INTENSE COMPETITION

The Company experiences intense competition from other software companies. The Company believes that its ability to compete successfully depends on a number of factors, including the performance, price, and functionality of its products relative to those of its competitors. Most of the Company's competitors are larger and have greater financial, technical, marketing, support, and other resources than the Company. In addition, the software industry is characterized by low barriers to entry. There can be no assurance that the Company will be able to compete successfully in the future, or that the competition will not have a material adverse effect on the Company's operating results and financial condition.

NEED FOR ADDITIONAL FINANCING; GOING CONCERN MATTERS

The Company currently funds product development and the expansion of sales and marketing activities through existing cash reserves and cash from operations and issuances of securities. In the event that cash from operations and other available funds prove to be insufficient to fund the Company's presently anticipated operations, the Company will be required to seek additional financing. In October 1997, the Company sold 2,500,000 shares of its Common Stock to CORESTAFF for $750,000 and other valuable consideration. There can be no assurance that, if additional financing is required, it will be available on acceptable terms, or at all. Additional financing may involve substantial dilution to the interests of the Company's then-current shareholders. The Company's auditors have included, in their report on the Company's consolidated financial statements, a paragraph regarding the ability of the Company to continue as a going concern. Further reference is made to Note C to the Company's consolidated financial statements for additional discussion on this matter.

LEGAL PROCEEDINGS

The Company is involved in certain legal proceedings as described in "Item 3. Legal Proceedings." While the Company intends to defend such lawsuits, adverse decisions could have a material adverse effect on the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its office premises located at 3811 Turtle Creek Blvd., Suite 600, Dallas, Texas, pursuant to a lease that expires in 2001 with two
five-year renewal options.   The Company believes that these facilities are
adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

The Company maintains its principal executive offices at 3811 Turtle Creek Blvd., Suite 600, Dallas, Texas 75219-4421; the telephone number of this office is (214) 520-9292. The Company maintains a site on the World Wide Web at http://www.citadel.com.

ITEM 3.  LEGAL PROCEEDINGS

A former employee of Old LoneStar filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the individual owe the plaintiff additional stock options and seeking damages of $2,600,000. The Company and the individual director believe such claims are without merit and intend to vigorously defend against the claim and are considering filing counterclaims. The Company has filed an answer in the case, styled HEREDIA V. CITADEL, ET AL., in the 298th Court of Dallas County, Texas.

One current and one former employee of the Company have filed a lawsuit against the Company demanding payment of a promissory note issued in connection with the acquisition of Kent-Marsh and ADI and seeking damages in excess of $400,000. The Company believes it has defenses to payment under the note. The Company is currently involved in negotiations with respect to the settlement of the case. In the event the settlement negotiations are unsuccessful, the Company intends to vigorously defend against the lawsuit. The Company has filed an answer in the case, styled NESBITT & WESOLEK V. CITADEL, in the 193rd District Court of Dallas County, Texas.

The Company is involved in an arbitration proceeding with Vestcom, a group that claims it is entitled to compensation and a finder's fee for introducing the Company to a third party. The Company believes it has defenses to such claim. Vestcom has agreed to stay the arbitration proceeding pending a decision on one of the Company's defenses in Texas state court. The Company intends to vigorously defend against the claim.

At this time, the Company is unable to predict the ultimate outcome of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any.

The Company is also involved in routine litigation from time to time. Such litigation is not material to the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended February 28, 1997, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol NOFF. The following table sets forth, for the periods indicated, the high and low bid and ask prices for the Common Stock as reported on the OTC Bulletin Board. Such prices have been adjusted to reflect the one-for-five reverse stock split effected in December 1995, the one-for-two stock dividend distributed in February 1996, and the one-for-two reverse stock split effected on May 1, 1996. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Common Stock was traded under the symbol LSHO from December 15, 1995, to May 3, 1996, and under the symbol LSHC prior to December 15, 1995.

 FISCAL YEAR                            Bid                      Ask
                                        ---                      ----
                                 High          Low        High         Low
                                 ----          ---        ----         ---
 1996
 ----
 1st Quarter                     2.50          .84        9.26         4.16
 2nd Quarter                     5.00          .84        8.34         4.16
 3rd Quarter                     4.58          .75        8.33         2.80
 4th Quarter                     3.88          .50        4.38         2.41


 1997
 ----
 1st Quarter                    18.38         3.50       19.00         4.00
 2nd Quarter                    13.75         3.00       14.00         3.50
 3rd Quarter                     4.63         1.13        4.75         1.19
 4th Quarter                     1.88          .84        1.94          .91


Holders of Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Company has never paid cash dividends on its Common Stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors that the Board of Directors of the Company may consider. If the Company issues preferred stock, the Board of Directors will have the right to establish the rights, designations and preferences thereof, including preferences as to payment of dividends and liquidation proceeds.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein, as well as the disclosure relating to forward-looking statements set forth in Item 1. Business--Forward-Looking Information. On February 29, 1996, a wholly-owned subsidiary of the Company merged with Citadel Computer Systems Incorporated (the "Merger"). See "Historical Background" in Item 1 of this Report. The Merger has been accounted for as a reverse acquisition. Accordingly, except where noted otherwise, the discussion herein relates to the results of operations and liquidity of Citadel, rather than of the pre-Merger operations of the Company.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 1997, AS COMPARED WITH YEAR ENDED DECEMBER 31, 1995

During the fiscal year ended February 28, 1997, the Company had net sales of $5,326,192, an increase of $3,371,353, or 172%, over net sales of $1,954,839 during the fiscal year ended December 31, 1995. The Company realized additional sales as a result of increased market awareness of its NetOFF, Server Sentry and Phantom of the Console products, as well as the addition of new vertical marketing channels and an increase in its sales and marketing efforts through the expansion of the Company's sales and marketing department.

During the fiscal 1997, the Company has also increased its efforts to enter into OEM and joint venture relationships with strategic partners to increase its sales channels. In December 1996, the Company's WinShield product was selected by Microsoft for inclusion in a bundled software product targeted for the education market. Additionally, during the second quarter of fiscal 1998, the Company signed a bundling agreement with Compaq relating to its WinShield product. In October 1997, the Company entered into a strategic alliance with CORESTAFF in which CORESTAFF purchased 2,500,000 shares of Citadel's common stock and the parties agreed to certain joint research and development, technology licensing, and marketing activities. The Company is continuing to explore similar arrangements with other market leaders in the technology industry and expects to finalize additional alliances in the second and third quarters of fiscal 1998. The Company expects this channel to represent a significant percentage of the Company's revenue in the future.

In addition, the Company has recently started to market its products internationally. While delays in specific country localization of its products have resulted in anticipated sales being delayed into future quarters, the Company's products are being extremely well received internationally, and the Company expects this channel will also represent a significant percentage of the Company's revenues in the future.

The Company introduced NetOFF 5, a 32-bit Net Ware and Windows NT product, early in the fourth quarter of fiscal 1997 and has recently introduced its C:\More! product and expects to launch its new Network Recovery System product in the third quarter of fiscal 1998. The Company also is beta testing a Windows 95 32-bit upgrade to its WinShield product line and expects to launch additional new products and upgrades in future quarters of fiscal 1998 that will provide ease-of-use security solutions for Internet and intranet applications on Microsoft and Novell platforms.

During the first and second quarter of fiscal year 1998, the Company, as part of its restructuring, changed from its mainly telemarketing and trade-show model to a more traditional VAR, reseller, OEM and joint venture model.
While the Company believes the newly adopted strategies will better position the Company for the future and will eventually result in increased sales, the Company believes that its sales for at least the first two quarters of fiscal 1998 were below the corresponding level of sales for fiscal 1997.

The costs and expenses incurred in connection with producing the Company's products were $304,436 during the fiscal year ended February 28, 1997, an increase of $176,853, or approximately 139%, from costs of sales of $127,583 incurred in the previous fiscal year. As a percentage of net sales, costs of sales decreased in the fiscal year ended February 28, 1997, to 5.7% from 6.5% in the prior period. The decreases in cost of sales, on a percentage basis, was primarily the result of greater efficiencies from the higher level of sales and the company bringing the fulfillment of orders during the year in-house versus out-sourcing these services as it had done in the past. The Company, as part of its restructuring, has recently started to out-source a significant portion of its order fulfillment. Therefore, the Company would expect that these expenses may increase, as a percentage of sales, in future periods. However, as an increasing percentage of the Company's sales are sold through strategic alliances, electronic commerce, site licensing, etc., the actual impact of this on the Company's operating performance is expected to be minimal.

Selling, general and administrative expenses for the fiscal year ended February 28, 1997, were $5,939,099, an increase of $4,423,965, or 292%, over selling, general and administrative expenses during the prior fiscal year. Such expenses increased primarily due to the Company's growth, which included the addition of key management and implementation of corporate infrastructure; the hiring of sales and marketing, development, and administrative personnel; trade show and marketing expenses; the introduction of new products and the establishment of the enterprise and VAR and sales groups; expenses related to its status as a publicly traded company; its continued efforts to expand its product offerings; and the expansion and
consolidation of its offices.   While, as part of the plan of restructuring
mentioned earlier, the Company expects selling, general and administrative expenses to decrease during the first three quarters of fiscal year 1998.
The Company expects as revenues increase, it will allocate additional resources to selling and marketing activities, thus these expenses may be expected to increase in future periods.

Provision for uncollectible accounts increased $1,174,325, or 145%, from $809,788 to $1,984,113 for fiscal years ended December 31, 1995 and February 28, 1997, respectively. The Company generally delivers its products to customers on a 30-day trial basis following receipt of a signed trial agreement from customers. The Company only recognizes revenue if the product has not been returned within the 30 days in accordance with the terms and conditions of the trial agreement. Numerous disagreements have arisen between the Company and its customers regarding the customer's obligation to pay for products delivered. As a result, a significant portion of the Company's sales have not been collected as of February 28, 1997.

The Company believes these agreements are legally binding contracts and intends to continue to pursue the collection thereof. However, the Company has provided an allowance for returns and doubtful accounts of $2,500,000 as of February 28, 1997 to cover the potential for uncollectible accounts.

Effective April 1997, the Company modified its sales methods and agreements, which the Company believes will significantly reduce potential conflicts with its customers and should result in a higher rate of collection. As a result of this change, the Company expects sales to decrease for at least the first nine months of its fiscal year 1998 and expects sales for the fourth quarter to be at or above prior years' levels.

Depreciation and amortization expense increased to $942,166 in the fiscal year ended February 28, 1997, from $153,224, or an increase of 515% over the fiscal year ended December 31, 1995. This increase is due to the acquisition of certain companies and products during the fiscal year.

Research and development expenses charged to operations for the year ended February 28, 1997 were $3,336,523 compared to $136,355 for the year ended December 31, 1995, or an increase of $3,200,168. During fiscal year ended February 28, 1997, and in connection with certain acquisitions, the Company wrote-off approximately $3,268,040 of purchased in-process research and development costs that had not reached the working model stage and for which there was no alternative use. For fiscal year 1997, the Company capitalized $456,976 in software development costs which will be amortized over the estimated useful lives of the underlying products. As mentioned earlier, the Company introduced NetOFF 5, a Windows NT 32-bit product, early in the fourth quarter of fiscal 1997 and launched its C:\More! product in September 1997 and expects to launch its Network Recovery System product in October 1997. The Company expects to launch additional new products and upgrades in the future quarters of fiscal 1998 that will provide for ease of security solutions for Internet and intranet applications on Microsoft and Novell platforms.

During the fiscal year ended February 28, 1997, the Company had a net loss on sales of marketable securities of $451,280. This resulted from a $1,000,000 charge related to the write-down of the Miami Subs Stock pursuant to the sale of the restaurants, offset by a $548,720 gain on the sale of certain marketable securities during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at February 28, 1997 were $15,100.

Cash flows from operations were a negative $6,706,035 for the fiscal year ended February 28, 1997, compared to negative $1,165,990 for the fiscal year ended December 31, 1995. The increase was due principally to the increased net loss of the Company for the year and the increase in receivables related to the increased sales.

Cash used in investing activities was $1,562,464 in the fiscal year ended February 28, 1997, compared to $156,255 in the prior year. This increase was due to the acquisition of businesses and software and an increase in capital expenditures related to the expansion and development of the Company's infrastructure.

Cash flows provided by financing activities were $8,158,034 in the fiscal year ended February 28, 1997, compared to $1,376,067 in the fiscal year ended December 31, 1995. This increase was due primarily to the proceeds from the sale of the Company's common stock, preferred stock, equity notes and proceeds from the issuance of debt, less repayments.

In fiscal 1997, the Company announced a share repurchase program whereby the Company is authorized to repurchase up to 500,000 shares of its outstanding Common Stock in the open market through February 1998. During the year ended February 28, 1997, the Company repurchased approximately 85,000 shares for an aggregate purchase price of approximately $209,787.

As a result of the aforementioned factors, cash and cash equivalents decreased by $110,465 in the fiscal year ended February 28, 1997.

The Company has recently completed a restructuring which the Company expects has resulted in operating expenses being reduced by at least $300,000 per month. In addition, the Company is working with various vendors and lenders to restructure payables and debt that is currently owed. However, even if the Company is successful with these endeavors, the Company does not believe that the current funds available will be sufficient to fund the Company's operations through the end of the year. As a result, the Company is seeking additional capital to fund its operations for the remainder of the year, after which the Company believes its operations will be self-sufficient. In October 1997, the Company received cash proceeds of $750,000 and other valuable consideration from CORESTAFF in connection with the sale of 2,500,000 shares of Citadel Common Stock. While the Company has been successful in the past in raising additional capital when needed, there can be no assurance, however, that the Company will be successful in raising capital in the future. The Company is continuing to look for other sources of capital.

On March 11, 1997, the Company had an initial closing with respect to $1,000,000 which is part of a private placement of up to $1,500,000 of 5% Redeemable Convertible Notes due February 2000 (before fees and expenses). The Notes were sold to certain offshore accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S. The Company used the proceeds to retire certain outstanding indebtedness and for working capital.
The agreement contains certain conversion restrictions as to the percentage of Notes that may be converted and when such conversions may be made. The principal amounts of the Notes may be converted, at the holders option, into Common Stock of the Company at an exercise price between 80% and 75% of the average bid price for the five trading days prior to the date of conversion, depending on the date of conversion. No conversions are allowed prior to 41 days from the date of closing. The Company had previously announced its intention to raise approximately $3 million from a private placement during its fourth quarter. To date, an aggregate of $1,000,000 of the notes, as disclosed above, were sold in the private placement. The Company determined to postpone the sale of the remaining amounts, but may consider other financing alternatives in the future.

On April 11, 1997, the Board of Directors of the Company authorized the redemption of all or a portion of its Redeemable Convertible Notes due in the year 2000 and Series B Convertible Preferred Stock upon notice of conversion. The Board has initially authorized up to $1.5 million for redemption in amounts, and at times, depending on market conditions.

The Company also completed a private placement of $500,000 of 8% Redeemable Convertible Notes as of April 11, 1997, due April 11, 2000. The notes were sold to certain offshore accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S. The Company used the proceeds to retire certain outstanding indebtedness and for working capital. The agreement contains certain redemption provisions which allow the Company to redeem all or a portion of the Notes at a certain premium, depending on the date of redemption. The principal amounts of the Notes may be converted, after 45 days and at the holders option, into Common Stock of the Company at an exercise price of 75% of the average bid price for the five trading days prior to the date of conversion.

On June 9, 1997, the Company had a closing with respect to $1,125,000 of 8% Redeemable Convertible Notes due June 9, 2000 (before fees and expenses).
The Notes were sold to certain offshore accredited investors pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and Regulation S.
The Company used the proceeds to retire certain Convertible Notes and for working capital. The agreement contains certain redemption provisions which allow the Company to redeem all or a portion of the Notes at a certain premium, depending on the date of redemption. The principal amounts of the Notes may be converted, after 45 days and at the holders option, into Common Stock of the Company at an exercise price of 75% of the average bid price for the five trading days prior to the date of conversion. In connection with this transaction, the Company's Chairman of the Board pledged stock of Worldwide PetroMoly, Inc. to secure up to $500,000 of the indebtedness.

See the Independent Auditors Report and Note C to the Notes to Financial Statements to this Report regarding the continued existence of the Company as a going concern.

INFLATION

Inflation did not have a material effect on the Company's results during the periods discussed.

ACCOUNTING STANDARDS NOT ADOPTED

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 is not expected to have a material effect on the computation of loss per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components, as defined. SFAS No. 130 requires that all items that must be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. Adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial statements.

In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires public enterprises to report certain financial and descriptive information about operating segments, as defined, in annual financial statements and selected information in condensed financial statements for interim periods issued to shareholders, if practical. The effect of SFAS No. 131 on disclosures in the Company's financial statements has not been determined.

All of the aforementioned accounting standards are effective for years beginning after December 15, 1997.


ITEM 7.   FINANCIAL STATEMENTS

The Financial Statements for the fiscal year ended February 28, 1997, are found following the signature page of this Report.


ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There has been no change in the principal accountant of the Company during the Company's two most recent fiscal years.

Grant Thornton LLP is the Company's principal accountant. Old Citadel's former principal accountant was BDO Seidman, LLP. BDO Seidman, LLP had audited the financial statements of Old Citadel for the fiscal year ended December 31, 1994.

                         PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information about the Company's directors and executive officers. The Company expects that these persons will serve as directors until the next annual meeting or until their respective successors are duly elected and qualified. There is currently one vacancy on the Board of Directors.

NAME                        AGE   POSITION
----                        ---   --------

Gilbert Gertner              73   Chairman of the Board
George T. Sharp              54   Vice Chairman and Director
Steven B. Solomon            32   President, Chief Executive Officer, Secretary
                                   and Director
Richard L. Travis, Jr.       41   Chief Financial Officer and Chief Operating
                                   Officer
Stuart B. Marks              33   Former Chief Technology Officer
Carl E. Banzhof              30   Chief Technology Officer
Victor K. Kiam, II           72   Director
Mark Rogers                  34   Director
Chris A. Economou            41   Director
Axel Sawallich               53   Director

GILBERT GERTNER has been Chairman of the Company since February 29, 1996, and was chairman of Old Citadel from its inception in July 1992 until the Merger. From 1990 to 1995, Mr. Gertner was president of Gertner Investments, an investment firm specializing in identifying, capitalizing and developing high-tech companies. Mr. Gertner served as a director of Microtel International, Inc. (formerly known as CXR Telecom Corp.) from 1986 to 1994, and as a director of Data Systems and Software, Inc. (formerly known as Defense Software and Systems, Inc.) from 1991 to 1994. Mr. Gertner also serves as chairman of the board of directors of Worldwide PetroMoly, Inc., a public company involved in the manufacturing and marketing of synthetic petroleum products.

GEORGE T. SHARP, Vice Chairman of the Company since May 1997, had served as President, Chief Executive Officer and a director of the Company from February 29, 1996, through April 25, 1997, and was president of Old Citadel from its inception in June 1992. Prior to founding Citadel, Mr. Sharp was president of Matrix Systems Incorporated, which developed software programs that provided accounting systems, contact management systems and reporting systems to independent insurance companies nationwide.

STEVEN B. SOLOMON has been the President and Chief Executive Officer since May 1997 and served as Chief Operating Officer, Secretary and a director of the Company from February 29, 1996, through April 25, 1997. He was the president and a director of LoneStar from its inception in February 1992 until February 1996 and chairman of the Board of Directors from December 1994 until February 1996. Mr. Solomon also served as developer and executive producer of SportsWaves!, a division of LoneStar that produced syndicated television programs covering the National Football League and collegiate and professional sports. From November 1991 to September 1992, Mr. Solomon served as vice president of corporate development for Europa Cruises Corporation. He also served as a business advisor and as a development and corporate finance consultant. From May 1990 to November 1991, Mr. Solomon served as president of Solomon Associates, a firm which offered consulting services relating to investments and acquisitions in the shipping industry and venture capital projects.

RICHARD L. TRAVIS, JR., Chief Operating Officer and Chief Financial Officer, joined Citadel in December 1996 and has almost 20 years of financial experience in the manufacturing, financial services, real estate, construction and telecommunications industries. Mr. Travis served for ten years as executive vice president and chief financial officer of Texwood Industries, Inc., a manufacturing and distribution company. Prior to joining Texwood Industries, Inc., Mr. Travis was senior audit manager from 1983 to 1986 at Grant Thornton LLP, an accounting firm providing audit, tax and management consulting services, where he managed the firm's Dallas Savings and Loan practice. Mr. Travis received a B.S./B.B.A. with honors in Accounting from Florida Atlantic University in 1977, and he earned his Certified Public Accountant designation in 1978.

STUART B. MARKS, former Chief Technology Officer, joined Citadel in November 1994. Mr. Marks has more than 17 years of experience designing and developing application software for commercial and entertainment markets, including political, real estate, construction, education and financial markets. He has extensive experience in systems integration and is the author of Citadel's most recent upgrade of NetOFF. Mr. Marks was president of Marcor, Inc., a software development and consulting group he founded in 1985, until it was acquired by Citadel in November 1994. Mr. Marks resigned his position with the Company effective July 1997.

CARL E. BANZHOF, present Chief Technology Officer, former Vice President -Development of Network Products, joined the Company in February 1996 in connection with the Company's acquisition of Circuit Masters Software, Inc. Mr. Banzhof has more than 15 years of experience in the software industry, including designing, developing and marketing software products; building software development teams and organizations and managing products in Network Management and PC DESKTOP markets. He was the founding partner of Circuit Masters Software, Inc., a software company which developed and marketed network management utilities for Novell NetWare environments, where he served as vice president of software engineering from 1992 to 1995. Prior to joining Circuit Masters Software, Inc., Mr. Banzhof was lead software developer from 1988 to 1992 at Fluor Daniel Engineering, a software development and worldwide engineering company. He also served as a software developer for Micro Computer Business Systems from 1986 to 1987 and for Southwest Manufacturing from 1983 to 1986.

KENNETH JOHNSEN was elected to the board in October 1997. Mr. Johnsen is President of Information Technology Services Group of CORESTAFF and an Executive Vice President of CORESTAFF, one of the largest providers of information technology and staffing services in the U.S. Prior to his employment with CORESTAFF in May 1997, Mr. Johnsen worked with IBM for 22 years, as president of worldwide commercial operations for its personal computer business and as general manager for IBM's Hong Kong operations from 1991 to 1993.

VICTOR K. KIAM, II was elected to the Board of Directors in July 1996. Mr. Kiam is chairman of Remington Products, L.L.C., a manufacturer, distributor and marketer of electrical shavers and other consumer products based in Bridgeport, Connecticut. Mr. Kiam also serves on the boards of directors of several other consumer product companies.

MARK ROGERS was elected to the Board of Directors in July 1996. Mr. Rogers manages NFT Ventures, Inc., the venture capital fund established by Ray Noorda, the founder of Novell, Inc. Through NFT, Mr. Rogers works with several computer software companies in Silicon Valley, Texas and Utah, ranging from start-up phase through sale of the company. Mr. Rogers also serves on the boards of directors of several other high technology firms.

CHRIS A. ECONOMOU was elected to the Board of Directors of the Company on February 29, 1996, and has been a director of LoneStar since June 1993. He has been engaged in the private practice of law in Fort Lauderdale, Florida, in the areas of real estate, business and corporate law for more than ten years. He served as executive vice president, secretary, general counsel and director of Miami Subs Corporation from August 1992 until June 1994. He is also a director of Z-Communications, Inc., a privately-held electronic parts manufacturer.

DR. AXEL SAWALLICH has been a director of the Company since February 1996 and a director of LoneStar since March 1993. Dr. Sawallich is in the business of providing investment advisory services in Vienna, Austria. Since 1993, Dr. Sawallich has been the managing partner of Global Invest, an investment firm located in Vienna, Austria, since 1994. From 1991 until 1994, he was employed by SERCO Investment Counseling Corporation, an investment firm located in Vienna, and was its executive director from 1992 until 1993. From November 1989 to November 1990, Dr. Sawallich was the general manager and director of the Vienna, Austria, regional branch of Allegmeine Sparkasse Bank AG, Linz, a banking firm. From May 1985 to November 1989, Dr. Sawallich was with Bank fur Arbeit und Wirtschaft AG, a Vienna, Austria banking firm, serving as the deputy head of the credit department until 1986 and as the executive vice president of the Bank's Bureau for Commercial Customers, thereafter. Dr. Sawallich received a Doctor of Law from the University of Vienna.

There are no family relationships among any of the directors or executive officers of the Company.

BOARD COMMITTEES AND MEETINGS

During the fiscal year ended February 28, 1997, the Board of Directors held two meetings and took action by unanimous consent on one occasion. Each director attended at least 75% of the number of meetings of the Company's Board of Directors and committees on which he served.

Following the Merger, the Board of Directors established an executive committee consisting of Messrs. Gertner, Sharp and Solomon. During the fiscal year ended February 28, 1997, the executive committee held three meetings and took action by unanimous consent on eight occasions.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's officers, directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that during the fiscal year ended February 28, 1997, Mr. Solomon filed Form 4s late. Such Form 4s related to grants to, or extensions of, exercise periods or reductions in exercise prices of options held by such persons.

ITEM 10.  EXECUTIVE COMPENSATION

The total compensation for the three fiscal years ended February 28, 1997, for George T. Sharp, the Company's former Chief Executive Officer; Steven B. Solomon, the Company's current Chief Executive Officer (and the chief executive officer of LoneStar prior to the Merger); Stuart B. Marks, the Company's former Chief Technology Officer; and Carl E. Banzhof, the Company's present Chief Technology Officer (the "Named Executive Officers"), is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended February 28, 1997.

                SUMMARY COMPENSATION TABLE

                             Fiscal    Annual     Compensation      All Other
     Name and Position        Year     Salary        Bonus        Compensation
     -----------------        ----     ------        -----        ------------
 George T. Sharp,             1997    150,000        42,727        11,400 /1/
  Vice Chairman               1996*    20,833          0                0
                              1995     81,947        45,433             0

 Steven B. Solomon,           1997    120,000        66,496         18,846 /1/
  President, Chief            1996+   110,000          0            13,150 /2/
  Executive Officer           1995     91,923          0            23,900 /3/
  and Secretary

 Stuart B. Marks,             1997     108,330        1,000             0
  Former Chief                1996      83,162         0                0
  Technolog Officer           1995      34,664 /4/     0                0

 Carl E. Banzhof,             1997     103,228       1,000              0
  Present Chief               1996      15,600 /5/     0                0
  Technology                  1995        0            0                0
  Officer

 ___________________________

 *  Transition period
 +  April 1, 1995 - February 29, 1996

/1/ Mr. Sharp received a car allowance of $950 per month during fiscal year ended February 28, 1997. Mr. Solomon received a car allowance of $950 per month and life and disability insurance during fiscal year ended February 28, 1997.

/2/ Mr. Solomon received a car allowance of $650 per month through June 1995 and $950 per month after July 1, 1995, life insurance and disability insurance during the fiscal year ended February 29, 1996.

/3/ Mr. Solomon received a car allowance of $650 per month during the fiscal year ended March 31, 1995. He also received approximately $15,000 in connection with his efforts to raise capital during that fiscal year and disability insurance.

/4/ Mr. Marks started to work for the Company in November 1994. Mr. Marks resigned his employment with the Company effective July 1997.

/5/ Mr. Banzhof started to work for the Company in December 1996.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

During the fiscal year ended February 28, 1997, no options were granted to the Named Executive Officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
VALUES

The following table describes, for each of the Named Executive Officers, options exercised and the potential values for their unexercised in-the-money options at February 28, 1997:


                                                                                                                Value of
                                                                                   Number of                   Unexercised
                                                                              Unexercised Options/           Options/SARs at
                                    Shares                Value                SARs at FY-End(#)               FY-End ($)
                                  Acquired on            Realized                 Exercisable/                Excercisable/
        Name                      Exercise (#)             ($)                   Unexercisable                Unexercisable
--------------------             -------------           --------             -------------------            --------------
 George T. Sharp                        0                  0                     1,125,000 / 0                 457,031 / 0
 George T. Sharp                        0                  0                       337,500 / 0                   5,484 / 0
 Steven B. Solomon                      0                  0                     1,584,461 / 0                  25,593 / 0
 Stuart B. Marks                        0                  0                        33,345 / 0                     542 / 0


COMPENSATION OF DIRECTORS

Directors are not compensated for any services provided as directors but are reimbursed reasonable expenses incurred in connection with attendance at meetings of the Board or committees.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

In March 1996, the Board of Directors approved employment agreements between the Company and Messrs. Sharp and Solomon and a consulting agreement between the Company and Mr. Gertner. In April 1997, in connection with the discharge of a certain indebtedness due the Company by GGS Investment Company (see also "Certain Relationships and Related Transactions"), Mr. Sharp agreed to the termination of his employment agreement. The following is a brief description of Mr. Sharp's prior contract, Mr. Gertner's consulting agreement and Mr. Solomon's employment agreement.

Mr. Sharp's employment agreement, dated December 1, 1995, had an initial term through November 30, 2000, with automatic renewals annually unless otherwise extended or terminated in writing. Mr. Sharp's employment agreement provided for an annual base salary and permitted bonuses at the discretion of the Board. The base salary was $150,000 during the first year of the agreement, $165,000 during the second year, $181,500 during the third year, $199,644 during the fourth year and $219,600 during the fifth year. If Mr. Sharp was unable to perform his duties during the term because of personal injury, disability or illness, the Company was required to pay his salary during the full term of the agreement. In consideration of certain intellectual property that Mr. Sharp contributed to the Company in the past, the Company could not terminate his employment for any reason during the initial five-year term of the agreement. If, however, the Company elected to terminate the employment agreement for any reason during the initial five-year term, the balance of the base salary during the balance of that initial term would be accelerated and payable immediately. This contract was terminated in April 1997.

Mr. Gertner's consulting agreement, dated December 1, 1995, has an initial term expiring November 30, 2000, with automatic renewals annually unless terminated in writing or otherwise extended. Mr. Gertner's consulting agreement provides for an annual compensation, with additional compensation at the discretion of the Board. The compensation was $120,000 during the first year of the consulting agreement, $132,000 during the second year and $144,000 during remaining three years of the consulting agreement. If Mr. Gertner's consulting contract is terminated, other than for death or disability, he shall be entitled to any unpaid compensation and additional compensation, and any options to purchase Company securities exercisable during the term of the consulting agreement would become immediately exercisable.

Mr. Solomon's employment agreement is dated as of March 1, 1996, and its initial term expires on February 28, 2001. The agreement will be automatically renewed annually unless terminated in writing or otherwise extended. Mr. Solomon's employment agreement provides for an annual base salary and permits the award of bonuses at the discretion of the Board. The base salary is $120,000 during the first year of the employment agreement and will be $132,000 during the second year and $144,000 during the remaining three years of the employment agreement. If Mr. Solomon is terminated other than for cause, he will be entitled to a severance payment equal to the greater of the remaining payments due under the employment agreement or any extension thereof, discounted at 6%, or 24 months' base salary in effect at the time of such termination.

The Company shall provide life insurance in the amount of $1,000,000 on the life of Mr. Solomon, in addition to key man life insurance policy on Mr. Solomon maintained by the Company for its benefit. The Company also provides disability insurance for Mr. Solomon. The Company shall provide Mr. Solomon with an automobile allowance of $950 per month and automobile liability insurance.

REPRICING OF OPTIONS

In June 1995, the board of directors of LoneStar approved the reduction in the exercise price of several outstanding options and warrants from their existing exercise prices to $.33-1/3 per share. Among the options with respect to which exercise prices were lowered were certain options held by directors or former directors of LoneStar and included an option to purchase 9,461 shares of Common Stock held by each of Mr. Solomon and three other persons. See Item 12. "Certain Relationships and Related Transactions." In its action, the LoneStar board reduced the exercise price from $3.98 per share to $.33-1/3 per share for the period from June 27, 1995, until October 15, 1995, at which time the exercise price reverted to $3.98 per share.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is submitted as of October 14, 1997, with respect to the Company's voting securities owned beneficially by each person known by the Company owning more than five percent (5%) of the Common Stock of the Company (the only class of voting securities now outstanding) and by all directors and executive officers of the Company, individually and as a group.
 Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the named stockholders assumes that shares of Common Stock that the stockholder may acquire within 60 days of the Record Date are outstanding. As of October 14, 1997, the Company had 18,536,902 shares of Common Stock outstanding.

                                                               APPROXIMATE
NAME AND ADDRESS                       NUMBER OF SHARES     PERCENT OF CLASS
----------------                       ----------------     ----------------

Gilbert Gertner                           2,744,000 /1/            13.6%
1300 Post Oak Blvd., 9th Floor
Houston, Texas  77056

George T. Sharp                           1,762,500 /1/             8.8%
1300 Post Oak Blvd., 9th Floor
Houston, Texas  77056

Steven B. Solomon                         3,803,000 /2/            18.5%
3811 Turtle Creek Blvd., Suite 600
Dallas, Texas  75219-4421

Richard L. Travis, Jr.                      671,500 /3/             3.5%
3811 Turtle Creek Blvd., Suite 600
Dallas, Texas  75219-4421

Carl Banzhof                                233,151 /4/             1.3%
3811 Turtle Creek Blvd., Suite 600
Dallas, Texas  75219-4421

Chris A. Economou                           274,400 /5/             1.5%
150 North Federal Highway, Suite 210
Fort Lauderdale, Florida  33301

Kenneth Johnsen                                   0                   *
CORESTAFF, Inc.
4400 Post Oak Parkway
Suite 2000
Houston, Texas 77027

Victor K. Kiam, II                          472,500 /6/             2.5%
RPI Corporation
350 Fifth Avenue, Suite 5408
New York, New York 10018

Mark Rogers                                 200,000 /7/              1.1%
NFT Ventures, Inc.
751 Laurel Street, No. 119
San Carlos, California 94070

Axel Sawallich                              269,461 /8/              1.4%
Rudolfplatz 10
A-1080 Vienna, Austria

CORESTAFF, Inc.                           4,500,000 /9/             21.9%
4400 Post Oak Parkway
Suite 2000
Houston, Texas 77027

All officers and directors as a group
(10 persons):                            10,430,512 /10/            41.8%

---------------
*Less than one percent.

/1/ Includes 1,462,500 shares presently issuable pursuant to an option to purchase Common Stock. The number of shares held by Mr. Gertner also includes warrants to purchase 150,000 shares held by Worldwide PetroMoly, Inc., a company controlled by Mr. Gertner.

/2/ Includes 2,075,000 shares presently issuable pursuant to options to purchase Common Stock.

/3/ Includes 650,000 shares presently issuable pursuant to options to purchase Common Stock.

/4/ Includes 50,000 shares presently issuable pursuant to options to purchase Common Stock.

/5/ Includes 100,000 shares presently issuable pursuant to options to purchase Common Stock.

/6/ Includes 262,500 shares presently issuable pursuant to options to purchase Common Stock.

/7/ Includes 200,000 shares presently issuable pursuant to options to purchase Common Stock.

/8/ Includes 112,500 shares held by Dr. Sawallich as trustee, over which he has voting and dispositive power and 50,000 shares presently issuable pursuant to options to purchase Common Stock.

/9/ Includes 2,000,000 shares presently issuable pursuant to warrants to purchase Common Stock owned by CORESTAFF and 2,500,000 shares owned by CORESTAFF.

/10/ Includes all shares presently issuable pursuant to presently exercisable options held by Messrs. Gertner, Sharp, Banzhof, Solomon, Travis, Kiam, Rogers, Economou, and Sawallich.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with a $1,125,000, 8% Redeemable Convertible Note offering dated June 9, 1997, the Company's Chairman of the Board pledged stock of a company controlled by him to secure the repayment of up to $500,000 of this indebtedness.

In April 1997, the Company entered into an Asset Sale Agreement with Messrs. Gertner and Sharp, two of the Company's directors (the "Purchasers"). At the date of the agreement, the Purchasers owned approximately 31% of the Company's outstanding Common Stock. The Company sold to the Purchasers, $3,750,000 of trade accounts receivable and forgave indebtedness owed by the Purchasers to the Company in the amount of $72,000. The carrying value of the receivables at February 28, 1997, net of allowance, was $1,877,000. Consideration received consisted of 3,900,000 shares of the Company's Common Stock, with a market value of approximately $2,750,000, as of the date of the transaction (for accounting purposes, the stock was valued at approximately $1,950,000). The shares acquired represent approximately 23% of the Company's then issued and outstanding shares and are held as treasury shares.
 Pursuant to the participation interest, Citadel will retain a profits participation interest in the Assets in the event the Purchasers collect in excess of $2,250,000 of the accounts receivable (after expenses of collection), in which case the Purchasers shall pay to Citadel 50% of such amounts collected in excess of $2,250,000. The transaction will result in no gain or loss to the Company.

At various times during the year ended February 28, 1997, Messrs. Gertner, Sharp and Solomon, or their affiliates, personally guaranteed or pledged securities to secure the repayment of various obligations of the Company, including the personal guarantees of Messrs. Gertner and Sharp and the pledge by Messrs. Gertner and Solomon of stock to secure the repayment of certain loans. At various times during the year ended February 28, 1997, Messrs. Gertner, Sharp and Solomon, or their affiliates, advanced funds to Citadel to fund various short-term obligations of Citadel. See Item 6. "Management's Discussion and Analysis."

In December 1996, Worldwide PetroMoly, Inc., a company controlled by Mr. Gertner, Chairman of the Board of the Company, made a loan to Citadel in the original principal amount of $500,000. In connection with the loan, Citadel granted warrants to purchase 150,000 shares of Citadel Common Stock at an exercise price of $2.00 per share (the exercise price was reduced to $.59 per share in connection with Mr. Gertner's assumption of this indebtedness in connection with the discharge of a certain GGS joint venture note due the Company as discussed below). The loan was secured by a pledge of 732,375 shares of Citadel Common Stock owned by Mr. Solomon, a director and officer of the Company. The loan bears interest at ten percent (10%) per annum and had a one-month term. The Company made a payment of $250,000 in March 1997, and Mr. Gertner and Mr. Sharp agreed to assume the balance of the remaining indebtedness pursuant to the discharge of the joint venture's indebtedness due the Company, as detailed below. Although Messrs. Gertner and Sharp agreed to assume the Citadel note, obtain the release of Citadel and the return of Mr. Solomon's shares, Worldwide PetroMoly has not yet signed a release or returned the shares.

In November 1996, the Company made a one-year, $625,000, 8% loan to GGS Investment Company ("GGS"), a joint venture owned by Mr. Gertner, Chairman of the Board of the Company, Mr. Sharp, former Chief Executive Officer of the Company and Steven B. Solomon, former Chief Operating Officer of the Company, who were also directors and owned an aggregate of approximately 6,800,000 shares of the Company's outstanding Common Stock, at that time. The purpose of the joint venture was to invest in securities for short-term profits. The loan agreement provided that interest would be waived for the first six months in consideration of 100% of the net profits, during that period, being paid to the Company. The loan was guaranteed by each of the officers, and the guaranty was secured by a pledge of 754,000 shares of the Company's Common Stock, valued at approximately $1,282,000 as of the date of the transaction.

The joint venture was not profitable, and the loan was discharged subsequent to February 28, 1997 in the following manner: Mr. Solomon forgave $78,000 of accrued compensation due him, Mr. Gertner and Mr. Sharp assumed debt of approximately $275,000 (including accrued interest) due to a company controlled by him, Mr. Sharp received a credit against the loan of $200,000 as consideration for agreeing to terminate his noncancellable employment contract, and approximately $72,000 was forgiven in connection with the Asset Sale Agreement discussed above.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1 Second Amended and Restated Plan of Merger, dated February 29, 1996, by and between LoneStar Hospitality Corporation, LSHC Acquisition, Inc. and Citadel Computer Systems Incorporated (without exhibits). (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 29, 1996)

2.2 Purchase and Sale Agreement, dated March 1, 1996, by and between LoneStar Hospitality Corporation, LS Holding Corp. and Miami Subs USA, Inc. (without exhibits). (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated February 29, 1996)

2.3 Technology Transfer Agreement, by and between LoneStar Hospitality Corporation and Circuit Masters Software, Inc., dated February 29, 1996 (without exhibits). (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated February 29, 1996)

2.4 Technology Transfer Agreement, by and between Citadel Computer Systems Incorporated and Bill Mulvany, dated February 29, 1996 (without exhibits). (incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K dated February 29, 1996)

2.5 Technology Transfer Agreement, by and between Citadel Computer Systems Incorporated and Kim Marie Newman, dated February 29, 1996 (without exhibits). (incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K dated February 29, 1996)

2.6 Agreement, by and between Citadel Computer Systems, Inc.; Circuit Masters Software, Inc.; Patrick William Mulvany and Kim Marie Newman, dated May 16, 1996, but effective as of February 29, 1996. (incorporated by reference to Exhibit 2.6 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 10, 1996)

3.1 Certificate of Incorporation. (incorporated by reference to the Registration Statement on Form S-1, File No. 33-25462, for Apollo Resources, Inc., on November 10, 1988, and declared effective January 4, 1989)

3.2 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on June 4, 1990. (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996)

3.3 Bylaws. (incorporated by reference to the Registration Statement on Form S-1, File No. 33-25462, filed with the Securities and Exchange Commission on November 10, 1988)

3.4 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on October 15, 1991. (incorporated by reference to the Company's Annual Report on Form 10-K SB for the year ended December 31, 1991)

3.5 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 20, 1994. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994)

3.6 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on December 11, 1995. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995)

3.7 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 1, 1996. (incorporated by reference to
Exhibit 3.7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996)

3.8 Certificate of Designations of Series A Preferred Stock. (incorporated by reference to Exhibit 4 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996)

3.9 Certificate of Designations of Series B Preferred Stock. (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 1996)

10.1 Employment Agreement dated December 1, 1995, by and between Citadel Computer Systems Incorporated and George Sharp. (incorporated by reference to
Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996)

10.2 Consulting Agreement dated December 1, 1995, by and between Citadel Computer Systems Incorporated and Gilbert Gertner. (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996)

10.3 Employment Agreement dated March 1, 1996, by and between Citadel Computer Systems Incorporated and Steven B. Solomon. (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996)

10.4 Stock Purchase Agreement, dated August 16, 1996, among Citadel Computer Systems Incorporated, Kent-Marsh Ltd., Inc., Bob Wesolek and Vance Nesbitt. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed September 3, 1996)

10.5 Stock Purchase Agreement, dated August 16, 1996, among Citadel Computer Systems Incorporated, Astonishing Developments, Inc., Bob Wesolek and Vance Nesbitt. (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed September 3, 1996)

10.6 Agreement, dated April 11, 1997, among Citadel, George Sharp and Gil Gertner. (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed April 11, 1997)

10.7 Form of Offshore Securities Subscription Agreement, Convertible Notes, Warrants and Registration Rights Agreement between Citadel Computer Systems Incorporated and First Bermuda Securities Limited. (incorporated by reference to Exhibits 99.1 through 99.4 of the Company's Current Report on Form 8-K filed March 26, 1997)

10.8 Form of Offshore Securities Subscription Agreement, Convertible Notes, Warrants and Registration Rights Agreement between Citadel Computer Systems Incorporated and Willora Company Ltd. (incorporated by reference to Exhibits
99.1 through 99.4 of the Company's Current Report on Form 8-K filed April 28,
1997)

10.9 Form of Offshore Securities Subscription Agreement, Convertible Notes, Warrants and Registration Rights Agreement between Citadel Computer Systems Incorporated and Silenus Ltd. (incorporated by reference to Exhibits 99.1 through 99.4 of the Company's Current Report on Form 8-K filed June 24, 1997)

*10.10 Purchase Agreement between Citadel and CORESTAFF, Inc., dated October 6, 1997.

*10.11 Warrant to Purchase Common Stock of Citadel issued to
Worldwide PetroMoly Inc.

*21    Subsidiaries of the Company.

*23.1  Consent of Grant Thornton LLP.

*27    Financial Data Schedule.

-----------------
* Filed as part of the Form 10-KSB for fiscal year ended February 28, 1997.

REPORTS ON FORM 8-K

The Company filed no Current Reports on Form 8-K for the fourth quarter of the fiscal year ended February 28, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL COMPUTER SYSTEMS INCORPORATED

/s/ Steven B. Solomon
---------------------------------------
Steven B. Solomon
President and Chief Executive Officer
Dated: October 16, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Title                                                Date
--------------                                                ----

-------------------------------------                    October 16, 1997
Gilbert Gertner
Chairman of the Board of Directors

/s/ George T. Sharp
-------------------------------------                    October 16, 1997
George T. Sharp
Vice Chairman and Director

/s/ Steven B. Solomon
-------------------------------------                    October 16, 1997
Steven B. Solomon
President, Chief Executive Officer, Secretary and
Director (Principal Executive Officer)

/s/ Richard L. Travis, Jr.
-------------------------------------                    October 16, 1997
Richard L. Travis, Jr.
Chief Financial Officer and Chief Operating Officer
(Principal Accounting Officer)

/s/ Victor K. Kiam, II
-------------------------------------                    October 16, 1997
Victor K. Kiam, II
Director


-------------------------------------                    October 16, 1997
Mark Rogers
Director

/s/ Chris A. Economou
-------------------------------------                    October 16, 1997
Chris A. Economou
Director

/s/ Dr. Axel Sawallich
-------------------------------------                    October 16, 1997
Dr. Axel Sawallich
Director


------------------------------------                     October 16, 1997
Ken Johnsen
Director

                        INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                       F-2
Consolidated Balance Sheets                                              F-3
Consolidated Statements of Operations                                    F-5
Consolidated Statement of Stockholders' Equity (Deficit)                 F-6
Consolidated Statements of Cash Flows                                    F-7
Notes to Consolidated Financial Statements                               F-8

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Citadel Computer Systems, Incorporated


We have audited the accompanying consolidated balance sheets of Citadel Computer Systems, Incorporated as of February 28, 1997, February 29, 1996 and December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended February 28, 1997, the two months ended February 29, 1996 and the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citadel Computer Systems, Incorporated as of February 28, 1997, February 29, 1996 and December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for the year ended February 28, 1997, the two months ended February 29, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company had a net loss of $7,515,607 for the year ended February 29, 1997, losses have continued through June 30, 1997, and the Company does not have adequate cash to support its operations. Management's plans with regard to these matters are discussed in Note C. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP

Dallas, Texas
August 29, 1997 (except for the last
  paragraph of Note Q,
  as to which the date is
  October 6, 1997)

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

                         CONSOLIDATED BALANCE SHEETS



                                                            February 28,    February 29,
                     ASSETS                                     1997           1996
                                                            -----------     -----------
CURRENT ASSETS
  Cash                                                      $    15,100     $  125,565
  Accounts receivable, less allowance for returns and
    doubtful accounts of $625,000 and $325,000                  727,422        484,336
  Notes receivable from related parties                         870,000              -
  Marketable securities available for sale                    1,250,000              -
  Assets under contract of sale                                       -      2,605,772
  Other                                                          57,106         82,405
                                                            -----------     ----------
    Total current assets                                      2,919,628      3,298,078

ACCOUNTS RECEIVABLE - NONCURRENT, less allowance
    for returns and doubtful accounts of $1,875,000           1,875,000              -

PROPERTY AND EQUIPMENT, NET                                     696,459        110,327

PURCHASED SOFTWARE, NET OF ACCUMULATED
  AMORTIZATION OF $854,000 AND $188,000                       4,396,398      2,622,000

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
  NET OF ACCUMULATED AMORTIZATION OF $19,000 AT
  FEBRUARY 28, 1997                                             573,388        135,412

OTHER ASSETS                                                    263,220        249,046
                                                            -----------     ----------
                                                            $10,724,093     $6,414,863
                                                            -----------     ----------
                                                            -----------     ----------

                     CITADEL COMPUTER SYSTEMS, INCORPORATED

                                                            February 28,    February 29,
          LIABILITIES AND STOCKHOLDERS' EQUITY                  1997           1996
                                                            -----------     -----------
CURRENT LIABILITIES
  Cash overdraft                                            $   167,256     $        -
  Current maturities of long-term debt                          804,141              -
  Notes payable                                               2,456,087      4,034,214
  Accounts payable and accrued expenses                       2,253,481      2,030,800
                                                            -----------     ----------
    Total current liabilities                                 5,680,965      6,065,014

LONG-TERM LIABILITIES
  Debt, less current maturities                               1,770,905              -
  Accounts payable                                                    -         34,360
                                                            -----------     ----------
    Total long-term liabilities                               1,770,905         34,360
                                                            -----------     ----------
    Total liabilities                                         7,451,870      6,099,374

COMMITMENTS AND CONTINGENCIES                                         -              -

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value per share; authorized,
    30,000,000 shares; issued, 16,501,980 shares
    in 1997 and 11,509,126 shares in 1996                       165,020        115,091
  Preferred stock, $.01 par value per share; authorized,
    1,000,000 shares; issued and outstanding, 545 shares of
    Series B convertible (liquidation value of $545,000)              5              -
  Equity notes                                                  300,000              -
  Additional paid-in capital                                 13,370,627      2,405,144
  Accumulated deficit                                        (9,854,067)    (2,204,746)
  Unrealized loss on securities available for sale             (355,772)             -
  Treasury stock, at cost (264,613 shares)                     (353,590)             -
                                                            -----------     ----------
    Total stockholders' equity                                3,272,223        315,489
                                                            -----------     ----------
                                                            $10,724,093     $6,414,863
                                                            -----------     ----------
                                                            -----------     ----------


        The accompanying notes are an integral part of these statements.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                               Two months
                                                Year ended        ended       Year ended
                                                February 28,   February 29,   December 31,
                                                   1997           1996           1995
                                                -----------    -----------    -----------
REVENUES
  Sales                                         $ 5,824,553    $  301,781     $ 2,562,530
  Less returns for allowances                       498,361        34,703         607,691
                                                -----------    ----------     -----------
      Net sales                                   5,326,192       267,078       1,954,839

COST OF SALES                                       304,436        24,308         127,583
                                                -----------    ----------     -----------
      Gross profit                                5,021,756       242,770       1,827,256

OPERATING EXPENSES
  Selling, general and administrative expenses    5,939,099       507,325       1,515,134
  Provision for uncollectible receivables         1,984,113        76,398         809,788
  Depreciation and amortization                     942,166        29,199         153,224
  Research and development expense                3,336,253        32,842         136,355
                                                -----------    ----------     -----------
                                                 12,201,631       645,764       2,614,501
                                                -----------    ----------     -----------

      Operating loss                             (7,179,875)     (402,994)       (787,245)

OTHER INCOME (EXPENSE)
  Interest expense                                 (253,557)      (31,579)       (250,525)
  Write-down of marketable securities            (1,000,000)            -               -
  Gain on sales of marketable securities            548,720             -               -
  Other                                             369,105        45,036         (71,878)
                                                -----------    ----------     -----------
                                                   (335,732)       13,457        (322,403)
                                                -----------    ----------     -----------

      NET LOSS                                  $(7,515,607)   $ (389,537)    $(1,109,648)
                                                -----------    ----------     -----------
                                                -----------    ----------     -----------

Loss per share                                        $(.56)        $(.06)          $(.17)
                                                      -----         -----           -----
                                                      -----         -----           -----

Weighted average shares outstanding              13,721,032     6,750,000       6,570,284
                                                -----------    ----------     -----------
                                                -----------    ----------     -----------



        The accompanying notes are an integral part of these statements.

               CITADEL COMPUTER SYSTEMS, INCORPORATED
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     Unrealized
                                                                      loss on
                               Common stock                          securities  Additional
                            -----------------  Preferred    Equity    available    paid-in     Accumulated  Treasury
                             Shares    Amount    stock      notes     for sale     capital       deficit     stock          Total
                           ----------  -------  -------     ------   -----------  ----------   -----------  --------     -----------
Balance at January 1,
  1995                          2,895  $     29 $   -     $       -  $      -     $   825,485  $  (705,561) $     -     $   119,953
Issuance of common
  stock                           105         1     -             -         -          55,519           -         -          55,520
1,000-for-1 stock split,
  effective in the form
  of a stock dividend       2,997,000    29,970     -             -         -         (29,970)          -         -             -
Net loss                           -         -      -             -         -             -     (1,109,648)       -      (1,109,648)
                           ----------  -------- ------    ----------- ----------- -----------  -----------  --------   ------------
Balance at December 31,
  1995                      3,000,000    30,000     -             -         -         851,034   (1,815,209)       -        (934,175)
Recapitalization of
  Citadel Computer
  Systems, Incorporated
  and merger with
  LoneStar Hospitality
  Corp.                     8,138,756    81,388     -             -         -        (442,187)          -         -        (360,799)
Acquisition of business       370,370     3,703     -             -         -       1,996,297           -         -       2,000,000
Net loss                           -         -      -             -         -             -       (389,537)       -        (389,537)
                           ----------  -------- ------    ----------- ----------- -----------  -----------  --------   ------------
Balance at February 29,
  1996                     11,509,126   115,091     -             -         -       2,405,144   (2,204,746)       -         315,489
Exercise of stock options
  and warrants                240,282  $  2,403 $   -     $       -   $     -     $   639,259  $        -   $     -    $    641,662
Sale of preferred stock -
  3,490 shares, net of
  issuance costs of
  $565,118                         -         -      35            -         -       2,924,847           -         -       2,924,882
Sale of equity notes,
  net of issuance costs
  of $527,434                      -         -      -       4,550,000       -        (527,434)          -         -       4,022,566
Conversions to common
  stock                     3,633,623    36,337    (30)    (4,250,000)      -       4,213,693           -         -            -
Payment of dividends
    Preferred stock            75,296       753     -             -         -          54,225      (54,978)       -            -
    Equity notes               45,947       459     -             -         -          78,277      (78,736)       -            -
Notes payable converted
  to warrants                      -         -      -             -         -         734,000           -         -         734,000
Stock options issued for
  services                         -         -      -             -         -          70,040           -         -          70,040
Sale of common stock, net
  of issuance costs of
  $87,059                     357,706     3,577     -             -         -         845,775           -         -         849,352
Unrealized loss on
  securities available
  for sale                         -         -      -             -    (355,772)          -            -          -        (355,772)
Purchase of treasury
  stock - 84,613 shares            -         -      -             -         -             -            -     (209,787)     (209,787)
Sale of subsidiary for
  common stock -
  180,000 shares                   -         -      -             -         -             -            -     (143,803)     (143,803)
Acquisition of businesses     640,000     6,400     -             -         -       1,932,801          -          -       1,939,201
Net loss                           -         -      -             -         -             -     (7,515,607)       -      (7,515,607)
                           ----------  -------- ------    ----------- ---------   -----------  -----------  ---------  ------------
Balance at February 28,
  1997                     16,501,980  $165,020 $    5    $   300,000 $(355,772)  $13,370,627  $(9,854,067) $(353,590) $  3,272,223
                           ----------  -------- ------    ----------- ---------   -----------  -----------  ---------  ------------
                           ----------  -------- ------    ----------- ---------   -----------  -----------  ---------  ------------

       The accompanying notes are an integral part of these statements.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Two months
                                                            Year ended      ended       Year ended
                                                           February 28,  February 29,  December 31,
                                                               1997          1996          1995
                                                           -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(7,515,607)  $  (389,537)  $(1,109,648)
  Adjustments to reconcile net loss to net cash used
      by operating activities
         Acquisition of in-process research and development  3,268,040             -             -
         Write-down of available for sale securities         1,000,000             -             -
         Depreciation and amortization                         942,166        29,199       153,224
         Stock and options issued for services                  70,040             -         5,520
         Gain on sale of securities                           (548,720)            -             -
         Loss on disposal of asset                                  -              -        47,900
         Provision for losses on accounts receivable
           and sales returns                                 2,482,474       132,802       410,314
  Changes in operating assets and liabilities
    Accounts receivable                                     (4,489,829)     (165,122)     (706,725)
    Other receivables                                         (870,000)        5,998       (83,002)
    Other current assets                                        48,400       (53,850)     (139,299)
    Software development costs                                (457,321)            -             -
    Cash overdraft                                             167,256             -        (6,272)
    Accounts payable and accrued expenses                     (442,733)       97,353       261,998
    Other assets                                              (360,201)            -             -
                                                           -----------   -----------   -----------
      NET CASH USED BY OPERATING ACTIVITIES                 (6,706,035)     (343,157)   (1,165,990)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of available for sale securities                 (7,032,397)            -             -
  Sales of available for sale securities                     7,581,117             -             -
  Capital expenditures                                        (763,824)     (100,998)     (158,355)
  Proceeds from sale of assets                                      -              -         2,100
  Acquisition of businesses and software                    (1,347,360)     (200,000)            -
                                                           -----------   -----------   -----------
      NET CASH USED BY INVESTING ACTIVITIES                 (1,562,464)     (300,998)     (156,255)
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                                $(1,439,127)  $  (227,107)  $  (742,000)
  Proceeds from notes payable                                       -        943,005     1,850,595
  Net proceeds from factor                                          -              -       267,472
  Proceeds from long-term debt                               1,583,522             -             -
  Repayments on long-term debt                                (215,036)            -             -
  Proceeds from sale of preferred stock                      2,924,882             -             -
  Proceeds from sale of equity notes                         4,022,566             -             -
  Proceeds from sale of common stock                         1,491,014             -             -
  Purchase of treasury stock                                  (209,787)            -             -
                                                           -----------   -----------   -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                8,158,034       715,898     1,376,067
                                                           -----------   -----------   -----------
Net increase (decrease) in cash                               (110,465)       71,743        53,822
Cash at beginning of the period                                125,565        53,822             -
                                                           -----------   -----------   -----------
Cash at end of the period                                  $    15,100   $   125,565   $    53,822
                                                           -----------   -----------   -----------
                                                           -----------   -----------   -----------

           The accompanying notes are an integral part of these statements.

                        CITADEL COMPUTER SYSTEMS, INCORPORATED

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              February 28, 1997, February 29, 1996 and December 31, 1995


NOTE A - BASIS OF PRESENTATION

     Effective February 29, 1996, Citadel Computer Systems, Incorporated (the Company), successor to Citadel Computer Systems, Incorporated, a Delaware corporation (Old Citadel), merged with LSHC Acquisition, Inc., a wholly-owned subsidiary of LoneStar Hospitality Corporation (LoneStar). Pursuant to the terms of the merger agreement, each stockholder of the Company received 2.25 shares of LoneStar common stock for each share of the Company's common stock.

     Immediately after the merger, the stockholders of Old Citadel owned approximately 60% of the outstanding common stock of the Company. Therefore, the merger has been accounted for as a reverse merger, whereby Old Citadel is deemed to have acquired LoneStar.

     As discussed in Note N, LoneStar entered into an agreement in February 1996 to sell substantially all of its assets and operations in exchange for common stock of Miami Subs USA, Inc. The sale was consummated on March 1, 1996, and LoneStar is no longer an operating company.

     As a result of the merger, (i) stockholders' equity of the Company was decreased by $360,799, which represents the stockholders' deficit of LoneStar at the date of the merger, and (ii) the Company has been "recapitalized" to reflect the outstanding shares of LoneStar, the legal acquiror.

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     The Company develops and markets, throughout the United States, computer network management, security and utility software. To date, the Company's activities have primarily been limited to marketing and selling software products directly to end users through telemarketing and trade shows. Effective April 1997, the Company changed its sales and marketing approach to focus more on establishing key business relationships with value-added resellers, other resellers, original equipment manufacturers, and joint venture partners as the preferred method for the distribution of its products.

     CHANGE OF NAME

     On May 6, 1996, LoneStar changed its name to Citadel Computer Systems, Incorporated.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

          February 28, 1997, February 29, 1996 and December 31, 1995

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - CONTINUED

     USE OF ESTIMATES

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

     REVENUE RECOGNITION

     The Company generally delivers its products to customers on a thirty
     (30) day trial basis following receipt of a signed trial agreement from the customer. The Company only recognizes revenue if the product has not been returned within 30 days in accordance with the terms and conditions of the trial agreement. Numerous disagreements have arisen between the Company and its customers regarding the customer's obligation to pay for the products delivered. As a result, a significant portion of the Company's sales have not been collected as of February 28, 1997.

     The Company believes that these agreements are legally binding contracts and intends to continue to pursue the collection thereof. The Company has, however, provided an allowance for returns and doubtful accounts of $2,500,000 as of February 28, 1997 to cover potential uncollectible accounts.

     Effective April 1997, the Company modified its sales methods and agreements, which the Company believes will significantly reduce potential conflicts with its customers and should result in a higher rate of collection. As a result of this change, the Company expects sales to decrease for at least the first two quarters of its fiscal year ending February 28, 1998.

     PROPERTY, EQUIPMENT AND DEPRECIATION

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets.

     SOFTWARE COSTS

     Purchased software is recorded at cost and is amortized by the straight-line method over five years.

     The Company capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are expensed as research and development costs. Research and development expense totaled $3,336,253 , $32,842, and $136,355 for the year ended
     February 28, 1997, the two months ended February 29, 1996 and the year ended December 31, 1995,

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

          February 28, 1997, February 29, 1996 and December 31, 1995

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - CONTINUED

     respectively. Included in fiscal 1997 expense is $3,268,040 representing amounts written off in connection with the acquisitions referred to in Notes F and G. Capitalized costs are amortized on a product-by-product basis, based on the greater amount computed by using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenues for that product, or (b) straight-line amortization using useful lives ranging from 3 to 7 years. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the net book value is in excess of net realizable value.

     It is reasonably possible that future events could cause a reduction in the amortization period of software costs.

     STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123") is effective for the year ended February 28, 1997. Statement No. 123 establishes a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." Entities that continue to apply the provisions of Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Refer to Note L.

     INVESTMENT SECURITIES

     The Company classifies investments as available for sale.
     Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.
     Permanent declines in value are reported in the statements of operations.

     Realized gains and losses for securities classified as available for sale are reported in earnings in year of sale.

     RECLASSIFICATIONS

     Certain amounts for 1996 and 1995 have been reclassified to conform to the 1997 presentation.

     LOSS PER SHARE

     The computation of loss per share is based upon the weighted average number of outstanding common shares during the periods. The weighted average number of shares outstanding in 1995 was calculated by giving retroactive effect to the 1,000-for-1 stock split of Old Citadel shares, the shares issued in the merger of Old Citadel and LoneStar, and the 1-for-2 reverse stock split in May 1996 (Note L). No effect has been

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

          February 28, 1997, February 29, 1996 and December 31, 1995

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - CONTINUED

     given to stock options, warrants and conversion rights of noteholders and preferred stockholders, because the effect of assumed exercises or conversions is anti-dilutive.

NOTE C - GOING CONCERN MATTERS

     OVERVIEW

     The accompanying financial statements of the Company have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $7,515,607 for the year ended February 28, 1997 and net losses of $389,537 and $1,109,648 for the two months ended February 29, 1996 and the year ended December 31, 1995, respectively. Additionally, at February 28, 1997, the Company has a working capital deficit of $2,761,337 and funds used in operations were $6,706,035 for the year then ended. Through June 30, 1997, the Company has continued to incur losses, and the Company does not have adequate cash to support its operations.

     CURRENT DEVELOPMENTS

     The Company, in April 1997, commenced an aggressive restructuring program and put in place budgetary controls covering all areas of its operations. As part of this program, the Company consolidated its Houston operations into its Dallas location; eliminated its outside sales offices; reduced its workforce by 70%; significantly reduced its overhead, marketing and general and administrative expenses; and changed its overall sales strategy. The Company estimates that the aforementioned items have reduced operating expenses by a minimum of $300,000 per month. In addition, the Company is working with various vendors and lenders to restructure payables and debt that are currently owed.

     The Company has shifted its sales strategy from its traditional telemarketing approach to a concentration on resellers and value added resellers, original equipment manufacturers and joint venture partners. The Company anticipates that, due to the change in sales strategy, fiscal year 1998 sales will be below prior year levels for at least the first two quarters. However, it expects that sales under the new strategy will be collected within the Company's normal terms of 30 days and thus the resulting impact on the Company's cash flow should be minimal. However, no assurances can be provided that the resulting sales volume will be below prior year's levels for only the first two quarters, that the sales under the new strategy be collected in 30 days or, as such, the resulting impact of the new strategy on the Company's cash flow will be minimal.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

          February 28, 1997, February 29, 1996 and December 31, 1995

NOTE C - GOING CONCERN MATTERS - CONTINUED

     The Company has recently signed several strategic alliances with some of the leading companies in the technology industry and expects to finalize additional alliances during the second and third quarters of its current fiscal year. The Company anticipates sales through these alliances will represent a significant percentage of the Company's revenue in the future. However, the Company can provide no assurance that significant revenues will be generated from these new alliances.

     The Company has released, and expects to release, new products and improved versions of current products. The Company anticipates that the potential revenue stream from these products could be quite substantial. However, the Company can provide no assurances that significant revenues will be generated from these products.

     OVERALL

     While management continues to explore further ways to cut its operating costs, form new strategic alliances and introduce new products, the Company's continued existence will be dependent upon its ability to raise additional capital. The Company believes that it will be successful in raising additional capital through private placement offerings or other means (Note Q). Historically, the Company has been successful in raising funds from outside sources. However, there can be no assurances the Company will be successful in the future.

     All of the above matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE D - MARKETABLE SECURITIES

     The Company received 1,325,000 shares of Miami Subs U.S.A., Inc. (Miami Subs) common stock valued at $2,567,187 as consideration for the sale of its restaurants on March 1, 1996 (Note M). Based on events occurring after the sale of the restaurants, the Company concluded that it could no longer recover the carrying value of the Miami Subs stock and wrote the investment down by a charge to earnings of $1,000,000. At February 28, 1997, a valuation allowance of $355,772 has been made by a charge to stockholders' equity. In June 1997, the Company tendered the stock to Miami Subs as payment for the $1,250,000 note payable to Miami Subs (Note I).

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

          February 28, 1997, February 29, 1996 and December 31, 1995

NOTE E - PROPERTY AND EQUIPMENT

     Major classes of property and equipment and their estimated useful lives are as follows:

                                                February 28,    February 29,
                                      Lives        1997            1996
                                    ----------  -----------     ------------
        Furniture                   5-10 years  $ 228,433        $  24,158
        Office equipment             3-7 years    132,205           48,661
        Leasehold improvements      Lease term     15,000               -
        Computer equipment           3-7 years    547,900           76,377
                                                ---------        ---------
                                                  923,538          149,196
          Less accumulated depreciation          (227,079)         (38,869)
                                                ---------        ---------
        Net property and equipment              $ 696,459         $110,327
                                                ---------        ---------
                                                ---------        ---------
NOTE F - ACQUISITIONS

     Effective February 29, 1996, the Company acquired substantially all of the assets of Circuit Masters Software, Inc. (Circuit Masters) in a transaction accounted for as a purchase. Consideration consisted of 370,370 shares of common stock valued at $2,000,000, cash of approximately $200,000 and assumption of certain liabilities of approximately $50,000.

     In August 1996, the Company acquired Kent Marsh Ltd., Inc. and Astonishing Developments, Inc. (the ADI Group), which develops security software for stand alone personal computers, for a total consideration of approximately $2,200,000, consisting of 360,000 shares of common stock valued at $1,200,000 (subject to sales restrictions for two years), $600,000 in cash and $400,000 in short-term notes.

     In August 1996, the Company acquired Danasoft, Inc. which develops and markets software for Internet and Intranet applications, for a total consideration of $294,000, consisting of 100,000 shares of common stock valued at $264,000 and $30,000 in cash.

     In August 1996, the Company acquired MicroVault Corporation, a data security software provider, for a total consideration of $550,000, consisting of 180,000 shares of common stock valued at $475,000 and $75,000 in cash. There was a disagreement between the parties and, in February 1997, the Company sold MicroVault Corporation back to its former owner for the 180,000 shares of stock.

     Each acquisition has been accounted for by the purchase method. In connection with the acquisition of the ADI Group and MicroVault Corporation, the Company wrote off approximately $1,711,000 of purchased research and development technology that had not reached the working model stage and for which there is not an alternate use.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

          February 28, 1997, February 29, 1996 and December 31, 1995


NOTE F - ACQUISITIONS - CONTINUED

   The following unaudited pro forma summary of results of operations gives effect to the acquisitions of Circuit Masters and the ADI Group (the effect of the acquisition of Danasoft, Inc. was not material) as though the acquisitions had been made as of the beginning of the previous fiscal year (January 1, 1995):

                                              Two months
                                Year ended       ended         Year ended
                               February 28,   February 29,    December 31,
                                   1997          1996             1995
                              -------------   ------------    ------------

       Revenues               $ 5,732,406      $ 406,744      $ 3,410,580
       Net loss                (6,479,902)      (454,360)      (3,273,504)
       Net loss per share            (.47)          (.06)            (.47)

   The fiscal 1997 pro forma data excludes the write-off of $1,236,000 (.09 per share) of purchased research and development related to the ADI Group acquisition. Such write-off has been included in the fiscal 1995 data and was equal to $.19 per share.

   The unaudited pro forma summary results of operations are not necessarily indicative of results of operations that would have occurred had the transactions taken place as of January 1, 1995 or of the future results of operations of the combined businesses.


NOTE G - PURCHASE OF SOFTWARE

   On August 29, 1996, the Company acquired certain technologies from Xerox Corporation (Xerox) for a total consideration of $1,957,000, consisting of a note payable of $1,350,000 ($1,207,000 after discounting for imputed interest, and to be reduced by $100,000 if paid within one year) and cash of $750,000. In addition, royalties of up to $1,250,000 will be payable to Xerox based upon future sales. The total consideration was allocated between purchased software ($400,000) and in-process research and development costs ($1,557,000), which was written off at the date of purchase.

   In connection with the acquisitions of the ADI Group, and Danasoft, Inc. (Note F), the Company acquired software valued at approximately $1,406,000 and $177,000, respectively.


NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company's financial instruments consist of cash, marketable securities, notes receivable, accounts receivable, accounts and notes payable, and long-term debt. Marketable securities are carried at fair value. The Company estimates the fair value of long-term debt approximates its carrying value. The other instruments' carrying values approximate fair value because of their short-term maturities.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

          February 28, 1997, February 29, 1996 and December 31, 1995


NOTE I - NOTES PAYABLE

   Notes payable consist of the following:

                                                                     February 28,   February 29,
                                                                         1997           1996
                                                                     ------------   ------------
     Unsecured notes payable to individuals, including $430,000 in 1997 and $141,488 in 1996 to related parties, due at
       various dates in 1997, bearing interest at rates ranging
       from 0% to 10%; weighted average interest rate is
       approximately 4.0% (1)                                         $  722,500    $1,624,493

     Note payable to factor, collateralized by receivables                     -       267,472

     Note payable to officer, non-interest bearing and due upon
       demand                                                             36,809       117,722

     Note payable to commercial finance company; note was replaced
       in March 1996 by a note to Miami Subs USA, Inc. (2)             1,250,000     1,467,039

     Notes payable to individuals, bearing interest at 12%, due
       July 1996 (3)                                                           -       557,488

     Note payable to a corporation, bearing interest at 10%,
       past due (4)                                                      250,000             -

     Note payable to bank, bearing interest at 11.50%, past due          150,000             -

     Note payable to a commercial finance company, bearing interest
       at 11.5%, due April, 1997                                          20,555             -

     Other notes payable                                                  26,223             -
                                                                      ----------    -----------

                                                                      $2,456,087    $4,034,214
                                                                      ----------    -----------
                                                                      ----------    -----------

(1) Certain of these notes have warrants to purchase common stock. The aggregate number of such warrants at February 28, 1997 is 365,625 with an exercise price of $.89 per share.
(2) Note is noninterest bearing and was due in July 1996. Note was liquidated in June 1997 by transferring collateral to Miami Subs USA, Inc. (Note D).
(3) These notes had warrants to purchase 105,000 shares of common stock at $2.00 per share.
(4) Payee is controlled by the Company's Chairman of the Board. Note is collateralized by pledge of Company shares owned by an officer of the Company. See Note N regarding assumption of the note by the Chairman of the Board in April 1997. In connection with the loan, the Company granted warrants to purchase 150,000 shares of common stock at an exercise price of $2.00 per share (the exercise price was reduced to $.59 in connection with the discharge of the GGS loan discussed in Note N).

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

          February 28, 1997, February 29, 1996 and December 31, 1995


NOTE J - LONG-TERM DEBT

                                                              February 28,   February 29,
                                                                  1997           1996
                                                              ------------   ------------
   Redeemable convertible notes, interest at 5% payable
     in common stock, due in March 2000 (1)                    $1,000,000       $   -

   Note payable to Xerox Corporation, non-interest bearing,
     due September 1998, interest imputed at 10% (net of
     discount of $143,440)                                      1,075,918           -

   Note payable to a bank, payable $4,063 per month plus
     interest at 10.5%, through August 2000                       178,693           -

   Capital lease obligations, payable in varying monthly
     installments through 2001, collateralized by the
     related equipment and guaranteed by certain officers
     of the Company                                               374,434           -
                                                               ----------       -------
                                                                2,629,045           -

   Less amounts representing interest on capital lease
      obligations, imputed at rates ranging from 7.02%
      to 23.78%                                                   (53,999)          -
                                                               ----------       -------
                                                                2,575,046           -
   Less current maturities                                        804,141           -
                                                               ----------       -------

                                                               $1,770,905       $   -
                                                               ----------       -------
                                                               ----------       -------

   (1) These notes are convertible into common stock at the lesser of $1.50 per share or a percentage, which ranges from 75 to 80% of the average market price for the five days preceding conversion. The notes are payable, at the option of the Company, in cash or common stock. However, in the event of a transfer of 50% of the voting rights of the common stock, the note holder can demand payment in cash for unconverted notes at 125% of the principal amount.

   Aggregate maturities of long-term debt for the five years following February 28, 1997, are as follows:

          Year ending
          February 28,
          ------------

             1998                          $  804,141
             1999                             611,744
             2000                             143,805
             2001                           1,014,133
             2002                               1,223
                                           ----------

                                           $2,575,046
                                           ----------
                                           ----------

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

          February 28, 1997, February 29, 1996 and December 31, 1995


NOTE K - INCOME TAXES

   Following is a reconciliation of the Company's income tax provision with the amount of tax computed at the statutory rate:

                                                                     Two months
                                                        Year ended      ended         Year ended
                                                       February 28,   February 29,   December 31,
                                                           1997          1996           1995
                                                      ------------   -------------   ------------
   Tax benefit at statutory rate                      $  2,555,000    $  133,000    $   377,000
   Write-off of purchased research and development        (582,000)           -              -
   Change in valuation allowance, net of amounts
     that relate to acquired business ($219,000) and
     unrealized losses on securities available for
     sale ($121,000) in 1997                            (2,005,000)     (132,000)      (375,000)
   Other                                                    32,000        (1,000)        (2,000)
                                                      ------------    ----------    -----------

                                                      $          -    $        -    $        -
                                                      ------------    ----------    -----------
                                                      ------------    ----------    -----------

   Significant components of deferred income tax assets and liabilities are as follows:

                                       February 28,   February 29,   December 31,
                                           1997          1996            1995
                                      -------------  -------------  -------------
   Deferred tax assets
     Net operating loss carryovers    $  1,560,000   $  634,000     $  368,000
     Accounts receivable                   923,000      111,000        168,000
     Marketable securities                 461,000            -              -
     Property and equipment                 32,000            -              -
     Accounts payable and accrued
      expenses                             103,000            -              -
     Other                                  11,000            -         77,000
                                      ------------   ----------     ----------
                                         3,090,000      745,000        613,000

   Valuation allowance                  (3,090,000)    (745,000)      (613,000)
                                      ------------   ----------     ----------

        Net deferred tax asset        $          -   $       -      $        -
                                      ------------   ----------     ----------
                                      ------------   ----------     ----------

   The Company has net operating loss carryovers of approximately $4,500,000, at February 28, 1997. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income through 2012.

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

          February 28, 1997, February 29, 1996 and December 31, 1995


NOTE L - STOCKHOLDERS' EQUITY

   PREFERRED STOCK

   The Company's outstanding Series B preferred stock is convertible at the option of the holder into shares of common stock at 83% of the average market price of the common stock for the five days preceding conversion. Each share of preferred stock has a conversion value of $1,000. Any shares outstanding at September 24, 1998 will be automatically converted. Dividends accrue at 5% and are payable in common stock.


   EQUITY NOTES

   During fiscal 1997, the Company issued $4,550,000 of equity notes. These notes are unsecured and are convertible into common stock at 80% of the average market price of the common stock for the five days preceding conversion. Notes outstanding at maturity (July 1997) are automatically converted into common stock. Interest at 8% is payable only in common stock. At February 28, 1997, $4,250,000 of the notes had been converted. The outstanding balance of $300,000 is classified on the balance sheet as a component of stockholders' equity.

   STOCK OPTIONS AND WARRANTS

   The Company has issued stock options to directors, employees, and others. Options are granted at no less than fair value at date of grant, as determined by the board of directors. Generally, the options vest over no more than one year. Following is a summary of option transactions for the periods beginning January 1, 1995:

                                                              Weighted
                                                               average
                                                              exercise
                                                 Shares        price
                                               ---------     ---------
     Outstanding at January 1, 1995                   -      $    -
     Granted                                   4,887,500        0.81
                                               ---------      -------

     Outstanding at December 31, 1995          4,887,500        0.81
     Options of LoneStar outstanding at
       date of merger                            249,378        3.94
                                               ---------      -------

     Outstanding at February 29, 1996          5,136,878        0.96
     Granted                                   1,602,000        5.24
     Exercised                                  (153,499)       2.74
     Expired or canceled                        (662,694)       2.84
                                               ---------      -------

     Outstanding at February 28, 1997          5,922,685     $  1.86
                                               ---------      -------
                                               ---------      -------

                    CITADEL COMPUTER SYSTEMS, INCORPORATED

          February 28, 1997, February 29, 1996 and December 31, 1995


NOTE L - STOCKHOLDERS' EQUITY - CONTINUED

                                                         Weighted
                                                         average
                                                         exercise
                                             Shares       price
                                           ---------     --------
   Exercisable at February 28, 1997        5,054,685      $1.16
   Exercisable at February 29, 1996        5,136,878        .96

   Weighted-average fair value of
     options granted during the year
     ended February 28, 1997                              $1.77
                                                          -----
                                                          -----

   The following table summarizes information about stock options at February 28, 1997:

                                         Outstanding                    Exercisable
                           -------------------------------------    -------------------
                                          Weighted
                                           average
                                          remaining    Weighted               Weighted
                                         contractual    average               average
           Range of                         life       exercise               exercise
       exercise prices       Shares      (in years)     price        Shares     price
       ---------------       ------      ----------    --------      ------   --------
       $ .50 -  .89        4.631,845        2.81        $ .79      4,591,845    $ .79
        1.50 - 1.75          165,000        5.60         1.61         75,000     1.75
        3.50 - 3.93          197,840        3.68         3.59        187,840     3.59
        5.00                  10,000        4.42         5.00             -       N/A
        6.00                 118,000        2.75         6.00             -       N/A
        7.00                 800,000        5.08         7.00        200,000     7.00
                           ---------                    -----      ---------    -----

                           5,922,685                    $1.86      5,054,685    $1.16
                           ---------                    -----      ---------    -----
                           ---------                    -----      ---------    -----

                        CITADEL COMPUTER SYSTEMS, INCORPORATED

              February 28, 1997, February 29, 1996 and December 31, 1995


NOTE L - STOCKHOLDERS' EQUITY - CONTINUED

   The Company has adopted the disclosure provisions of Statement No. 123, as discussed in Note B, and continues to apply Opinion 25 for stock options
   granted to employees.   If the Company had recognized compensation expense
   based upon the fair value at the grant date for options granted to employees during the year ended February 28, 1997, the two months ended February 29, 1996 and the year ended December 31, 1995, the effect on net loss and loss per share would have been as follows:

                                                  Two months
                                   Year ended        ended         Year ended
                                   February 28,   February 29,     December 31,
                                      1997            1996            1995
                                  -------------   ------------     ------------

       Net loss
            As reported           (7,515,607)       (389,537)      (1,109,648)
            Pro forma             (9,539,474)       (425,486)      (1,132,497)
       Loss per common share
            As reported                 (.56)           (.06)            (.17)
            Pro forma                   (.70)           (.06)            (.17)

   The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 145-185%; risk-free interest rate of 6-6.5%; no dividend yield; and expected lives of 1-4 years.

   The pro forma amounts presented are not representative of the amounts that will be disclosed in the future because they do not take into effect pro forma expenses related to grants before 1995.

                        CITADEL COMPUTER SYSTEMS, INCORPORATED

              February 28, 1997, February 29, 1996 and December 31, 1995


NOTE L - STOCKHOLDERS' EQUITY - CONTINUED

    In connection with the issuance of debt, the Company has issued warrants to purchase common stock. The following summarizes the warrant transactions for 1995 and 1996:

                                                    Shares       Exercise Price
                                                    ------       --------------

         Outstanding at January 1, 1995                 -        $          -
         Issued                                   3,395,250         .44 - 1.78
                                                  ---------      -------------

         Outstanding at December 31, 1995         3,395,250         .44 - 1.78
         Warrants of LoneStar outstanding at
              date of merger                        105,000               2.00
                                                  ---------      -------------

         Outstanding at February 29, 1996         3,500,250         .44 - 2.00

         Issued                                     540,822        1.25 - 4.00
         Exercised                                 (167,721)        .89 - 3.50
         Expired                                    (38,362)              3.50
                                                  ---------      -------------
         Outstanding at February 28, 1997         3,834,989      $  .89 - 4.00
                                                  ---------      -------------
                                                  ---------      -------------


   In connection with the Merger, all outstanding options and warrants to purchase shares of Old Citadel became options and warrants to purchase shares of the Company's common stock.

   Substantially all warrants are exercisable at February 28, 1997.

   REVERSE STOCK SPLIT

   The Board of Directors approved a 1-for-2 reverse stock split in May 1996. All share data in the financial statements and notes has been adjusted to reflect the split.

                        CITADEL COMPUTER SYSTEMS, INCORPORATED

              February 28, 1997, February 29, 1996 and December 31, 1995


NOTE M - SALE OF ASSETS BY LONESTAR

    On March 1, 1996, LoneStar consummated the sale of its restaurants and related development rights to Miami Subs USA, Inc. (Miami Subs), the franchiser of the restaurants, pursuant to an agreement entered into in February 1996. These assets are carried on the balance sheet at February 29, 1996 as assets under contract of sale and are stated at contract price. LoneStar received 1,325,000 shares of Miami Subs' common stock (the Miami Subs Stock), which was valued at $2,605,772 as consideration for the sale. LoneStar is permitted to sell the Miami Subs Stock in private transactions, or in open market transactions not to exceed 240,000 shares per calendar quarter, or 20,000 shares per week. All sales are subject to a right of first refusal by Miami Subs at $2.50 per share. Miami Subs has assumed certain indebtedness of LoneStar (Note I), and LoneStar issued to Miami Subs a nonrecourse note in the principal amount of $1,467,039 which is secured by the Miami Subs Stock.


NOTE N - RELATED PARTY TRANSACTIONS

    JOINT VENTURE

    In November 1996, the Company made a one-year, $625,000, 8% loan to GGS Investment Company (GGS), a joint venture owned by Gilbert Gertner, Chairman of the Board of the Company, George Sharp, Chief Executive Officer of the Company and Steven B. Solomon, Chief Operation Officer of the Company, who were also directors and owned approximately 46% of the Company's outstanding common stock at that time. The purpose of the joint venture was to invest in securities for short-term profits. The loan agreement provided that interest would be waived for the first six months in consideration of 100% of the net profits, during that period, being paid to the Company.

    The loan was guaranteed by each of the officers, and the guaranty was secured by the pledge of a total of 754,000 shares of the Company's common stock, valued at approximately $1,282,000 as of the date of the transaction.

    The joint venture was not profitable, and the loan was discharged by GGS subsequent to February 28, 1997 in the following manner: Mr. Solomon forgave $78,000 due from the Company to him; Mr. Gertner assumed debt of the Company to a corporation controlled by Mr. Gertner in the principal amount of $250,000 plus accrued interest of approximately $25,000;
    Mr. Sharp received a credit against the loan of $200,000 as consideration for agreeing to terminate his noncancellable employee contract aggregating approximately $700,000 through November 2000; and $72,000 of the loan was forgiven in connection with the asset sale agreement discussed below.

                        CITADEL COMPUTER SYSTEMS, INCORPORATED

              February 28, 1997, February 29, 1996 and December 31, 1995


NOTE N - RELATED PARTY TRANSACTIONS - CONTINUED

    ASSET SALE AGREEMENT

    In April 1997, the Company entered into an asset sale agreement with its Chief Executive Officer and its Chairman of the Board (the Purchasers) jointly. At the date of the agreement, the Purchasers owned approximately 31% of the Company's outstanding common stock at that date. The Company sold to the Purchasers, $3,750,000 of trade accounts receivable and forgave indebtedness owed by the Purchasers to the Company in the amount of $72,000. The carrying value of the receivables at February 28, 1997, net of allowance, was $1,875,000. Consideration received consisted of 3,900,000 shares of the Company's common stock with a market value of approximately $2,750,000 as of the date of the transaction. For accounting purposes, the Company has valued the shares at approximately $1,950,000. The agreement provides that the Company will also receive 50% of the proceeds in excess of $2,250,000 from collection of the receivables. The transaction will result in no gain or loss.


NOTE O - COMMITMENTS AND CONTINGENCIES

    The Company leases office space under noncancellable operating lease agreements expiring at various dates through 2002. Future minimum lease payments under these leases at February 28, 1997, were as follows:

        Year ending
        February 28,
        -----------
            1998                                $  305,000
            1999                                   324,000
            2000                                   330,000
            2001                                   301,000
            2002                                   303,000
                                                ----------
            Total                               $1,563,000
                                                ----------

    Excluded from the above are future minimum lease obligations totaling approximately $1,353,000 on former office space in two buildings that has been vacated by the Company. The Company is presently in default on both leases and is negotiating with both landlords for a release from its obligations thereunder. The Company has provided a reserve of $195,000 as of February 28, 1997, to cover its estimated costs relating to termination of the leases.

    Rental expense totaled approximately $352,000 for the year ended February 28, 1997, $7,600 for the period ended February 29, 1996 and $54,000 for the year ended December 31, 1995.

                        CITADEL COMPUTER SYSTEMS, INCORPORATED

              February 28, 1997, February 29, 1996 and December 31, 1995


NOTE O - COMMITMENTS AND CONTINGENCIES - CONTINUED

    A former employee of Old LoneStar filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the individual owe the plaintiff additional stock options and seeking damages of $2,600,000. The Company believes such claims are without merit and intends to vigorously defend against the claim.

    An unrelated company has filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the officer owe the plaintiff a finder's fee and is seeking $100,000 of the Company's common stock. The Company believes such claims are without merit and intends to vigorously defend against the claim.

    The Company is also involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

    At February 28, 1997, the Company has employment agreements with two of its officers and a consulting agreement with its Chairman. These agreements expire in 2000 to 2001 and, with respect to one officer, become accelerated in the event of death or termination. As discussed in Note O, one of the employment agreements was terminated subsequent to February 28, 1997.


NOTE P - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                        Two months
                                                         Year ended        ended        Year ended
                                                         February 28,   February 29,   December 31,
                                                             1997          1996            1995
                                                         ------------   ------------   -------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                $  239,508       $    -         $234,212
   Non-cash investing and financing transactions:
      Issuance of common stock in exchange for certain
       assets                                                    -             -           50,000
      Notes payable converted to warrants                   734,000            -               -
      Payment of stock dividends                           (133,714)           -               -
      Conversions to common stock                         4,213,693            -               -
      Acquisition of software  and in-process research
       and development for notes payable                  1,206,560            -               -

                        CITADEL COMPUTER SYSTEMS, INCORPORATED

              February 28, 1997, February 29, 1996 and December 31, 1995


NOTE P - SUPPLEMENTAL CASH FLOW INFORMATION - CONTINUED

                                                                    Two months
                                                     Year ended       ended         Year ended
                                                     February 28,   February 29,   December 31,
                                                         1997          1996           1995
                                                     ------------   ------------  -------------
 Merger with LoneStar Hospitality Corporation,
  accounted for as a reverse acquisition:
    Assets acquired
       Assets under contract of sale                 $        -     $ 2,605,772    $       -
       Other assets                                           -         401,650            -
    Liabilities assumed
       Notes payable                                          -      (2,142,249)           -
       Accounts payable                                       -      (1,225,972)           -
                                                     ------------   ------------   -----------

       Excess of liabilities assumed over assets
        acquired                                     $        -     $  (360,799)   $       -
                                                     ------------   ------------   -----------
                                                     ------------   ------------   -----------
 Acquisition of businesses:
    In-process research and development acquired     $  1,711,480   $         -    $       -
    Assets acquired                                     2,051,135     2,250,000            -
    Liabilities assumed                                (1,226,054)      (50,000)           -
    Common stock issued                                (1,939,201)   (2,000,000)           -
                                                     ------------   ------------   -----------

    Cash paid, net                                   $    597,360   $   200,000    $       -
                                                     ------------   ------------   -----------
                                                     ------------   ------------   -----------

NOTE Q - SUBSEQUENT EVENTS

    In March 1997, the Company sold $1,000,000 of 5% redeemable convertible notes due February 2000. The notes were sold to offshore accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S. The Company used the proceeds to retire certain outstanding indebtedness and for working capital.

    The Company, in April 1997, completed a private placement of $500,000 of 8% convertible redeemable debentures which mature on April 11, 2000. The Company used the proceeds to retire certain outstanding indebtedness and for working capital.

                        CITADEL COMPUTER SYSTEMS, INCORPORATED

              February 28, 1997, February 29, 1996 and December 31, 1995


NOTE Q - SUBSEQUENT EVENTS - CONTINUED

    In June 1997, the Company sold $1,125,000 of 8% redeemable convertible notes due June 9, 2000. The notes were sold to offshore accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S. The Company used the proceeds to retire certain convertible notes and for working capital.

    On October 6, 1997, the Company consummated a purchase agreement with CORESTAFF, whereby CORESTAFF purchased 2.5 million shares of the Company's common stock for $750,000 and other non-monetary consideration and received Warrants to purchase an additional 2 million shares of stock at $4 to $5 per share. CORESTAFF is one of the largest providers of information technology and staffing services in the U.S. As part of the agreement, CORESTAFF will provide development support for the Company. In addition, Citadel will become the exclusive distributor of CORESTAFF's "First Step" software program, a peer-to-peer system that enables users to easily access multiple systems requiring different user codes.


NOTE R - FOURTH QUARTER ADJUSTMENTS

    In the fourth quarter of 1997, adjustments were recorded to reflect the following:

                                                                       Income
                                                                      (expense)
                                                                     ----------
         Reallocation of purchased research and development
         costs relating to the acquisitions described in Note F      $ 446,900

        Increase in allowance for doubtful accounts                   (732,800)

        Adjustment of interest expense                                 133,800
                                                                     ---------
         Increase in net loss                                        $(152,100)
                                                                     ---------
                                                                     ---------