Form 10QSB
period 1997-05-31
CITADEL COMPUTER SYSTEMS INC
filed 1997-10-20
CIK 752789

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
       For the quarterly period ended May 31, 1997

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________ to _________


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

      3811 TURTLE CREEK BLVD., SUITE 600, DALLAS, TX 75219
      (Address of principal executive offices)

      (214) 520-9292
      (Issuer's telephone number)

                                  ----------

    (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $.01
       18,536,902
---------------------------
Outstanding at October 14, 1997


     Transitional Small Business Disclosure Format Yes [ ] No [X]

UNLESS OTHERWISE INDICATED, SHARE AND PER SHARE INFORMATION CONTAINED IN THIS REPORT REFLECT THE COMPANY'S ONE-FOR-TWO REVERSE STOCK SPLIT, EFFECTIVE AS OF MAY 1, 1996.


                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The Financial Statements of the Company are found after the signature page

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

    The statements contained in this Report that are not historical facts, including, but not limited to, statements found in this Item 2 -
"Management's Discussion and Analysis," are forward looking statements and as such involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Report could differ materially from those stated in such forward looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions; competition; the market for network software products; seasonality of product sales; the Company's Capital requirements and the uncertainty of additional funding; the Company's inconsistent revenues and the uncertainty of future profitability; costs and risks related to integration of acquisitions; uncertainties related to new product development and market acceptance of new products; costs, expenses and delays in sales related to the implementation of new sales methods; software development costs; litigation; as well as the risks and uncertainties discussed in this Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

RESULTS OF OPERATIONS

    During the three months ended May 31, 1997, the Company had net sales of $492,274, a decrease of $632,137, or 56.2% over net sales of $1,124,411 during the three months ended May 31, 1996.

    During the quarter the Company was integrally involved with completing its corporate plan of restructuring, which included the consolidation of its Houston operations into its Dallas location; the elimination of outside sales offices; the outsourcing of certain functions previously performed in-house; the reduction of its workforce by approximately 70%; the identification of areas for greater operational efficiencies to enable the Company to significantly reduce its overhead and administrative expenses; and development and implementation of new sales and marketing strategies. The new sales and marketing strategies focus the Company's efforts more toward the traditional VAR, reseller, OEM and joint venture model and less towards the Company's historical telemarketing and trade-show model. While the Company believes these changes attributed to its sales decrease during the quarter and believes that sales will continue to be below last years numbers through the second and third quarters. The Company believes that the newly adopted strategies will better position the Company for the future and anticipates that these strategies will result in increased sales in the future.

    The Company during the past six months has entered into a agreement with Microsoft relating to its Winshield product and has recently entered into a strategic alliance with Compaq Computer, whereby the Company's Winshield product will be bundled as part of the software offered on certain Presario computers shipped by Compaq to the educational market. In October 1997, the Company entered into a strategic alliance with CORESTAFF with respect to CORESTAFF's investment in the Company and certain joint research and development, technology, licensing and marketing activities. The Company is continuing to explore similar arrangements with other market leaders in the technology industry and expects to finalize additional alliances in its third and fourth quarters. The Company expects this channel to represent a significant percentage of the Company's revenue in the future.

    In addition, the Company has recently started to market its products internationally, and while delays in specific country localization of its products have resulted in anticipated sales being delayed into future quarters, the Company's products are being extremely well received internationally and the Company expects this channel also to represent a significant percentage of its revenues in the future.

    The Company has recently introduced its IOMEGA endorsed C:\MORE! product and expects to launch its Network Recovery System product in the third quarter of fiscal 1998. The Company is also beta testing a Windows 95 32-bit upgrade to its Winshield product and expects to launch additional new products and upgrades in future quarters of fiscal 1998 that will provide ease of use security for Internet and intranet applications on Microsoft and Novell platforms.

    The costs and expenses incurred in connection with producing the Company's products were $9,411 during the quarter, a decrease of $37,461 or 80% over cost of sales of $46,872 for the same period last year. As a percentage of sales, the Company's cost of sales for the quarter decreased from 4.2% for the three months ended May 31, 1996 to 1.9% for the three months ended May 31, 1997. This resulted primarily from the company bringing its order fulfillment in-house versus out-sourcing this service as it had done in the past. The Company, as part of its restructuring, has recently started to out-source a significant portion of its order fulfillment. Therefore, the Company would expect that these expenses may increase, as a percentage of sales, in future periods. However, as an increasing percentage of the Company's sales are sold through strategic alliances, electronic commerce, site licensing, etc., the actual impact on the Company's operating performance is expected to be minimal.

    Selling, general and administrative expenses for the three months ended May 31, 1997, were $1,003,695, a decrease of $437,378, or 30.4%, over selling, general and administrative expenses of $1,441,073 during the three months ended May 31, 1996. Such expenses decreased primarily due to the Company's savings as a result of its reorganization, a decrease in its provision for sales returns and allowance for doubtful accounts and a decrease in the Company's trade-show activities as a result of the change in the Company's sales approach, as discussed earlier. These decreases were offset by start-up and marketing expenses associated with its new sales approach and new product introductions; expenses related to its status as a publicly traded company; and its continued efforts to expand its product offerings. The Company expects as revenues increase, it will allocate additional resources to selling and marketing activities, thus these expenses may be expected to increase in future periods.

    Research and development costs charged to expense for the quarter were approximately $38,296 versus $48,723 for the same period last year, or a decrease of $10,427 or 21.4%. As a result of the development activity on two of the Company's new products, which will be introduced during the second and third quarters of this year, approximately $146,000 of research and development costs were capitalized during the quarter versus approximately $70,000 for the same quarter last year. The Company expects to launch additional new products and upgrades in the future quarters of fiscal 1998 that will provide for ease of security solutions for Internet and intranet applications on Microsoft and Novell platforms.

    Depreciation and amortization expense increased $109,524, or 66.5% to $274,172 from $164,648 for the three months ended May 31, 1997 and 1996, respectively. This increase resulted from depreciation and amortization of certain acquisitions and products in this quarter that were not present in the previous year's quarter and the commencement of amortization on certain capitalized research and development costs relating to products that are available for sale.

    Interest expense for the three months ended May 31, 1997 decreased to $21,226 a decrease of $13,426 or 38.7%, over interest expense of $34,652 during the same period last year.

    During the three months ended May 31, 1996, the Company determined that it could no longer recover the value of certain stock and wrote the investment down by taking a charge to earnings of $1,000,000 (for further discussion on this write-down reference is made to ITEM 5 - OTHER INFORMATION of this report).

    As a result of the aforementioned the Company, for the three months ended May 31, 1997, reported a net loss of $861,119, compared to a net loss of approximately $1,611,557 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at May 31, 1997 were $37,504.

    Cash flows from operations were a negative $408,270 for the three months ended May 31, 1997, compared to negative $1,380,980 for the three months ended May 31, 1996. This decrease was primarily due to a decrease in the net loss of the Company due to factors previously discussed and an increase in the Company's accounts payable and accrued expenses due to the Company's limited cash resources.

    Cash used in investing activities was approximately $279,232 for the three months ended May 31, 1997, compared to approximately $195,535 for the same period last year. This increase was due to an increase in development expenses resulting from increased development activities on new products and product upgrades.

    Cash flows provided by financing activities were $709,906 for the three months ended May 31, 1997, compared to $1,376,067 for the three months ended May 31, 1996. This decrease was due primarily to less capital being raised during this quarter compared to the same quarter last year and less debt financing.

    As a result of the aforementioned factors, cash and cash equivalents increased by $22,404 for the three months ended May 31, 1997 versus a decrease of approximately $56,705 for the same period last year.

    In April 1997, the Company entered into an Asset Sale Agreement with Messrs. Gertner and Sharp, two of the Company's directors (the "Purchasers"). At the date of the agreement, the Purchasers owned approximately 31% of the Company's outstanding Common Stock at that date. The Company sold to the Purchasers, $3,750,000 of trade accounts receivable and forgave indebtedness owed by the Purchasers to the Company in the amount of $72,000. The carrying value of the receivables at April 1997, net of allowance, was $1,931,500. Consideration received consisted of 3,900,000 shares of the Company's Common Stock, with a market value of approximately $2,750,000, as of the date of the transaction (for accounting purposes, the stock was valued at approximately $2,003,500). The shares acquired represent approximately 23% of the Company's then issued and outstanding shares and are held as treasury shares. Pursuant to the participation interest, Citadel will retain a profits participation interest in the Assets in the event the Purchasers collect in excess of $2,250,000 of the accounts receivable (after expenses of collection), in which case the Purchasers shall pay to Citadel 50% of such amounts collected in excess of $2,250,000. The transaction resulted in no gain or loss to the Company.

    In November 1996, the Company made a one-year, $625,000, 8% loan to GGS Investment Company ("GGS"), a joint venture owned by Mr. Gertner, Chairman of the Board of the Company, Mr. Sharp, former Chief Executive Officer of the Company and Steven B. Solomon, former Chief Operating Officer of the Company, who were also directors and owned an aggregate of approximately 6,800,000 shares of the Company's outstanding Common Stock, at that time. The purpose of the joint venture was to invest in securities for short-term profits. The loan agreement provided that interest would be waived for the first six months in consideration of 100% of the net profits during that period being paid to the Company. The loan was guaranteed by each of the officers, and the guaranty was secured by a pledge of 754,000 shares of the Company's Common Stock, valued at approximately $1,282,000 as of the date of the transaction.

    The joint venture was not profitable, and the loan was discharged in April 1997 in the following manner: Mr. Solomon forgave $78,000 of accrued compensation due him, Mr. Gertner assumed debt of approximately $275,000 (including accrued interest) due to a company controlled by him, Mr. Sharp received a credit against the loan of $200,000 as consideration for agreeing to terminate his noncancellable employment contract, and approximately $72,000 was forgiven in connection with the Asset Sale Agreement discussed above (reference is made to the Company's Annual Report on Form 10-KSB for fiscal year ended February 28, 1997 for further discussion).

    In March and April 1997, the Company conducted private placements of convertible debt, which is convertible into common stock at an exercise price equal to 75% of the average closing bid price for the five trading days prior to the date of conversion. The Company raised net proceeds of approximately $628,000 in these offerings which was used for working capital. In June 1997, the Company conducted a private placement of mandatory convertible debt which is convertible into common stock at an exercise price equal to 75% of the average bid price for the five trading days prior to the date of conversion. The Company raised net proceeds of $1,000,000 in this offering of which $500,000 was used to pay off convertible debt and $500,000 was used for working capital.

    As noted earlier, the Company has recently completed a plan of reorganization which is expected to save the Company approximately $350,000 per month in operating expenses. In addition, the Company is working with various vendors and lenders to restructure payables and debt that is currently owed. However, even if the Company is successful with these endeavors, the

Company does not believe that the current funds available will be sufficient to fund the Company's operations through the end of the year. As a result the Company is seeking additional capital to fund its operations for the remainder of the year, after which the Company believes its operations will be self-sufficient. In October 1997, the Company received cash proceeds of $750,000 and other valuable consideration from CORESTAFF in connection with the sale of 2.5 million shares of the Company's common stock. While the Company has been successful in the past in raising additional capital when needed, there can be no assurance, however, that the Company will be successful in raising capital in the future. The Company is continuing to look for other sources of capital.

PART II.  OTHER INFORMATION

    Except as listed below, all information required by Part II is omitted because the items are inapplicable or the answer is negative.

ITEM 1.   LEGAL PROCEEDINGS

    A former employee of the Company's predecessor filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the individual owe the plaintiff additional stock options and seeking damages in excess of $2,600,000. The Company and the individual believe such claims are without merit and intends to vigorously defend against the claim and is considering filing counterclaims. The Company has filed an answer in the case, styled HEREDIA V. CITADEL, ET AL., in the 298th Court of Dallas County, Texas.

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

The Company is involved in an arbitration proceeding with Vestcom, a group that claims it is entitled to compensation and a finder's fee for introducing the Company to a third party. The Company believes it has defenses to such arbitration claim. The Company intends to vigorously defend against the claim.

At this time, the Company is unable to predict the ultimate outcome of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any.

The Company is also involved in routine litigation from time to time. Such litigation is not material to the Company's consolidated financial condition or results of operations.

ITEM 5.   OTHER INFORMATION

     In March 1996, in connection with the sale of its restaurants to Miami Subs USA, Inc. ("Miami Subs"), the Company received 1,325,000 shares of Miami Subs common stock and the assumption by Miami Subs of certain restaurant indebtedness. The Company issued a nonrecourse, non-interest bearing, promissory note to Miami Subs with a remaining principal amount of $1,250,000, secured by a pledge of the aforementioned 1,325,000 shares of Miami Subs common stock owned by the Company. As previously discussed, the Company determined that it could not recover its investment in the Miami Subs stock and through a charge to earnings of $1,000,000 wrote down the investment during the quarter ended May 31, 1996, to its market value as of July 19, 1996. Subsequent to May 31, 1996, the Company through a charge to equity further wrote down the investment in the Miami Subs stock to the carrying value of the debt. In June 1997, the Company tendered the stock to Miami Subs as payment in full of the $1,250,000 debt owed by the Company to Miami Subs. In addition, to settle certain disputes between the Company and Miami Subs, Miami Subs issued to the Company 200,000 shares of Miami Subs common stock and agreed to assume additional indebtedness related the Company's former restaurant operations. The Company sold the shares for approximately $155,000 and used the proceeds for working capital.

     On September 22, 1997, the Company entered into a definitive agreement with CORESTAFF, Inc. regarding the purchase of approximately 13% (2.5 million shares) of the Company's outstanding common stock for $750,000 and other valuable consideration, with warrants to purchase an additional 2 million shares (1 million at $4 and 1 million at $5). In addition, CORESTAFF's Software Services Unit, Millennium, with a development staff of over 100, will supplement the Company's research and development activities and each company will cross-sell each others products and services with the Company being the exclusive distributor of CORESTAFF's "First Step" software program, a peer-to-peer system that enables users to easily access multiple systems requiring different user codes. The transaction was closed on October 6, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

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

10.9 Form of Offshore Securities Subscription Agreement, Convertible Notes, Warrants and Registration Rights Agreement between Citadel Computer Systems Incorporated and Silenus Ltd. (incorporated by reference to Exhibits 99.1 through 99.4 of the Company's Current Report on Form 8-K filed June 24, 1997)

10.10 Purchase Agreement between Citadel and CORESTAFF, Inc., dated September 22, 1997 (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 10K for the year ended February 28,
       1997).


(b)  REPORTS ON FORM 8-K.

     On March 26, 1997, the Company filed a Form 8-K with respect to an initial closing on $1,000,000 of 5% redeemable convertible notes (which is part of a private placement of up to $1,500,000 of 5% redeemable convertible notes) due February 2000 (before fees and expenses). The notes were sold to certain offshore accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S. The Company used the proceeds to retire certain outstanding indebtedness and for working capital. The agreement contains certain conversion restrictions as to the percentage of notes that may be converted and when such conversions may be made. The principal amounts of the notes may be converted, at the holders option, into common stock of the Company at an exercise price between 80% and 75% of the average bid price for the five trading days prior to the date of conversion, depending on the date of conversion. No conversions are allowed prior to 41 days from the date of closing. The Company had previously announced its intention to raise approximately $3 million from a private placement during its fourth quarter. To date, an aggregate of $1,000,000 of the notes, as disclosed above, were sold in the placement. The Company determined to postpone the sale of the remaining amounts, but may consider other financing alternatives in the future.

     On April 11, 1997, the Company filed a Form 8-K with respect to an Asset Sale Agreement with its Chairman and former President and Chief Executive Officer ("purchasers") whereby the Company agreed to sell certain trade receivables, amounting to approximately $3,735,000 (with a net carrying value of approximately $1,865,000) in exchange for 3,900,000 shares of the Company's common stock (approximate market value as of the date of the transaction $2,769,000). In addition, the agreement called for certain indebtedness of the parties to be forgiven and certain indebtedness of the Company to be assumed by the purchasers. The agreement also provides that the Company will receive 50% of the proceeds collected on the receivables sold in excess of $2,250,000 and the employment contract of the Company's former President be terminated immediately. The transaction resulted in no gain or loss to the Company during the quarter. On April 11, 1997, the Board of Directors of the Company authorized the redemption of all or a portion of its Convertible Redeemable Debentures due 2000 and Series B Convertible Preferred Stock upon notice of conversion. The Board has initially authorized up to $1.5 million for redemption, in amounts, and at times depending on market conditions.

     On April 28, 1997, the Company filed a Form 8-K with respect to the completion of a private placement of $500,000 of 8% Convertible Redeemable Debentures as of April 11, 1997, due April

11, 2000. The notes were sold to certain offshore accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S. The Company used the proceeds to retire certain outstanding indebtedness and for working capital. The agreement contains certain redemption provisions which allow the Company to redeem all or a portion of the notes at a certain premium, depending on the date of redemption. The principal amounts of the notes may be converted, after 45 days and at the holders option, into common stock of the Company at an exercise price of 75% of the average bid price for the five trading days prior to the date of conversion.

     On June 24, 1997, the Company filed a Form 8-K with respect to the completion of a private placement of $1,125,000 of 8% redeemable convertible notes due June 9, 2000 (before fees and expenses). The notes were sold to certain offshore accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S. The Company used the proceeds to retire certain convertible notes and for working capital. The agreement contains certain redemption provisions which allow the Company to redeem all or a portion of the notes at a certain premium, depending on the date of redemption. The principal amounts of the notes may be converted, after 45 days and at the holders option, into common stock of the Company at an exercise price of 75% of the average bid price for the five trading days prior to the date of conversion.


                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      CITADEL COMPUTER SYSTEMS INCORPORATED
      (REGISTRANT)

Date: October 17, 1997       By: /s/ Steven B. Solomon
                                ----------------------------------------------------------
                             Steven B. Solomon, President and Chief Executive Officer
                             (Duly Authorized Signatory and Principal Executive Officer)


                             By: /s/ Richard L. Travis, Jr.
                                ----------------------------------------------------------
                             Richard L. Travis, Jr., Chief Operating and Financial Officer
                             (Duly Authorized Signatory and Principal Financial Officer)

        PART I.  FINANCIAL INFORMATION -- ITEM 1. FINANCIAL STATEMENTS
                    CITADEL COMPUTER SYSTEMS INCORPORATED

                     CITADEL COMPUTER SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                          May 31,   February 28,
               ASSETS                                      1997        1997
                                                        ------------------------
CURRENT ASSETS
 Cash                                                   $   37,504   $    15,100
 Accounts receivable, less allowance for returns and
  doubtful accounts of $522,274 and $625,000               764,839       727,422
 Notes receivable from related parties                     337,968       870,000
 Marketable securities available for sale                1,250,000     1,250,000
 Other                                                     139,048        57,106
                                                        ------------------------

  Total current assets                                   2,529,359     2,919,628

ACCOUNTS RECEIVABLE - NONCURRENT, less
 allowance for returns and doubtful accounts
 of $1,875,000                                                -        1,875,000

PROPERTY AND EQUIPMENT, NET                                489,073       696,459

PURCHASED SOFTWARE, NET OF ACCUMULATED
 AMORTIZATION OF $1,049,662 AND $854,000                 4,200,738     4,396,398

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
 NET OF ACCUMULATED AMORTIZATION OF $44,125 AND $19,000    694,174       573,388

OTHER ASSETS                                               265,252       263,220
                                                        ------------------------

                                                        $8,178,596   $10,724,093
                                                        ------------------------
                                                        ------------------------



         The accompanying notes are an integral part of these statements.

                      CITADEL COMPUTER SYSTEMS INCORPORATED

                                                         May 31,   February 28,
       LIABILITIES AND STOCKHOLDERS' EQUITY               1997         1997
                                                     --------------------------

CURRENT LIABILITIES
 Cash overdraft                                      $        -     $   167,256
 Current maturities of long-term debt                     786,750       804,141
 Notes payable                                          2,194,847     2,456,087
 Accounts payable and accrued expenses                  2,589,140     2,253,481
                                                     --------------------------

   Total current liabilities                            5,570,737     5,680,965

LONG-TERM LIABILITIES
 Debt, less current maturities                          1,585,861     1,770,905

                                                     --------------------------
   Total liabilities                                    7,156,598     7,451,870

COMMITMENTS AND CONTINGENCIES                                 -             -

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value per share; authorized,
  30,000,000 shares; issued, 18,492,700 shares
  at 5/31/97 and 16,501,980 shares at 2/28/97             184,927       165,020
 Preferred stock, $.01 par value per share;
  authorized, 1,000,000 shares; issued and
  outstanding, 545 shares of Series B convertible
  (liquidation value of $545,000)                             -               5
 Equity notes                                             850,000       300,000
 Additional paid-in capital                            13,444,151    13,370,627
 Accumulated deficit                                  (10,718,186)   (9,854,067)
 Unrealized loss on securities available for sale        (355,772)     (355,772)
 Treasury stock, at cost (4,164,613 shares at
  5/31/97 and 264,613 shares at 2/28/97)               (2,386,121)     (353,590)
                                                     --------------------------

   Total stockholders' equity                           1,021,998     3,272,223
                                                     --------------------------

                                                     $  8,178,596   $10,724,093
                                                     --------------------------
                                                     --------------------------

         The accompanying notes are an integral part of these statements.

                       CITADEL COMPUTER SYSTEMS INCORPORATED

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the three months ended May 31,



                                                    1997            1996
                                                 ---------------------------
REVENUES
  Sales                                          $   498,069     $ 1,183,116
  Less returns for allowances                          5,795          58,705
                                                 ---------------------------
      Net sales                                      492,274       1,124,411

COST OF SALES                                          9,411          46,872
                                                 ---------------------------
      Gross profit                                   482,863       1,077,539

OPERATING EXPENSES
  Selling, general and administrative expenses     1,003,695       1,441,073
  Depreciation and amortization                      274,172         164,648
  Research and development expense                    38,296          48,723
                                                 ---------------------------
                                                   1,316,163       1,654,444
                                                 ---------------------------
      Operating loss                                (833,300)       (576,905)

OTHER INCOME (EXPENSE)
  Interest expense                                   (21,226)        (34,652)
  Write-down of marketable securities                      -      (1,000,000)
  Other                                               (6,593)              -
                                                 ---------------------------
                                                     (27,819)      1,034,652
                                                 ---------------------------
      NET LOSS                                   $  (861,119)    $(1,611,557)
                                                 ---------------------------
                                                 ---------------------------
Loss per share                                   $      (.06)    $      (.14)
                                                 ---------------------------
                                                 ---------------------------
Weighted average shares outstanding               15,420,384      11,746,709
                                                 ---------------------------
                                                 ---------------------------

       The accompanying notes are an integral part of these statements.

                       CITADEL COMPUTER SYSTEMS INCORPORATED

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the three months ended May 31,


                                                         1997          1996
                                                     --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (861,119)  $(1,611,557)
  Adjustments to reconcile net loss to net cash
   used by operating activities
      Write-down of available for sale securities              -     1,000,000
      Depreciation and amortization                      274,172       164,648
  Changes in operating assets and liabilities
    Accounts receivable                                  (93,917)     (479,489)
    Other receivables                                    (92,968)            -
    Other current assets                                 (81,942)      (73,208)
    Bank overdraft                                      (167,256)            -
    Accounts payable and accrued expenses                616,792      (506,408)
    Other assets                                          (2,032)      125,034
                                                     --------------------------
       NET CASH USED BY OPERATING ACTIVITIES            (408,270)   (1,380,980)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (133,321)     (125,270)
  Development of software                               (145,911)      (70,265)
                                                     --------------------------
       NET CASH USED BY INVESTING ACTIVITIES            (279,232)     (195,535)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                              (11,240)      (37,822)
  Proceeds from notes payable                                  -       415,000
  Repayments on long-term debt                           (67,280)            -
  Proceeds from sale of equity & convertible notes       695,000             -
  Proceeds from sale of common stock                      93,426     1,104,046
  Decrease in assets under contract for sale - net             -        38,586
                                                     --------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES         709,906     1,376,067
                                                     --------------------------

                      CITADEL COMPUTER SYSTEMS INCORPORATED

                       For the three months ended May 31,


                                                        1997            1996
                                                     --------------------------

Net increase (decrease) in cash                           22,404       (56,705)

Cash at beginning of the period                           15,100       125,565
                                                     --------------------------
Cash at end of the period                            $    37,504   $    68,860
                                                     --------------------------
                                                     --------------------------
Supplemental disclosure of cash flow information:
 Non Cash investing and financing transactions:
  Sale of receivables - net                          $ 1,931,500
  Sale of furniture and fixtures - net                   287,322
  Notes receivable from related parties                  625,000
  Long term debt assumed by purchasers                  (250,000)
  Notes payable assumed by purchasers                   (280,155)
  Accounts payable and accrued liabilities assumed      (281,136)
  Purchase of treasury stock                          (2,032,531)

                     CITADEL COMPUTER SYSTEMS INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The financial information presented herein should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the period ended February 28, 1997. The balance sheet as of February 28, 1997 has been derived from the audited financial statement at that date.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See Note C to the Notes to Financial Statements contained in the Company's Form 10-KSB for the year ended February 28, 1997. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of those of a normal recurring nature, are reflected in the accompanying financial statements.

NOTE B - STOCKHOLDERS' EQUITY

Balance at February 28, 1997                                  $3,272,223

Issuance of equity notes - net                                   700,000
Purchase of treasury stock                                    (2,032,531)
Conversion of debt to equity                                      85,000
Expenses of offerings                                           (141,575)
Net loss                                                        (861,119)

                                                              ----------
Balance at May 31, 1997                                       $1,021,998
                                                              ----------
                                                              ----------

                     CITADEL COMPUTER SYSTEMS INCORPORATED

NOTE C - RELATED-PARTY TRANSACTIONS

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

   The joint venture was not profitable, and the loan was discharged by GGS in April 1997 in the following manner: Mr. Solomon forgave $78,000 due from the Company to him, Mr. Gertner assumed debt of the Company to a corporation controlled by him in the principal amount of $250,000 plus accrued interest of approximately $25,000, and Mr. Sharp received a credit against the loan of $200,000 as consideration for agreeing to terminate his non-cancelable employee contract aggregating approximately $700,000 through November 2000 and $72,000 was forgiven in connection with the asset sale agreement discussed below.

   ASSET SALE AGREEMENT

   In April 1997, the Company entered into an asset sale agreement with its former Chief Executive Officer and its Chairman of the Board (the Purchasers) jointly. At the date of the agreement, the Purchasers owned approximately 31% of the Company's outstanding common stock at that date. The Company sold to the Purchasers, $3,750,000 of trade accounts receivable and forgave indebtedness owed by the Purchasers to the Company in the amount of $72,000. The carrying value of the receivables at February 28, 1997, net of allowance, was $1,931,500. Consideration received consisted of 3,900,000 shares of the Company's common stock with a market value of approximately $2,750,000 as of the date of the transaction. For accounting purposes, the Company has valued the shares at approximately $2,003,500. The agreement provides that the Company will also receive 50% of the proceeds in excess of $2,250,000 from collection of the receivables. The transaction resulted in no gain or loss to the Company in the quarter.

                     CITADEL COMPUTER SYSTEMS INCORPORATED

NOTE D - COMMITMENTS AND CONTINGENCIES

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

NOTE E - SUBSEQUENT EVENTS

   In June 1997, the Company sold $1,125,000 of 8% redeemable convertible notes due June 9, 2000 (before fees and expenses). The notes were sold to offshore accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S. The Company used the proceeds to retire certain convertible notes and for working capital.

   On September 1997, the Company signed a definite letter of intent with CORESTAFF, Inc. ("CORESTAFF") whereby CORESTAFF agreed to purchase 2.5 million shares of the Company's common stock for $750,000 and other valuable consideration, with warrants to purchase an additional 2 million shares (1 million at $4 and 1 million at $5). CORESTAFF is one of the largest providers of information technology and staffing services in the U.S. As part of the agreement, CORESTAFF's Software Services Unit, Millenium Computer Corporation, with a development staff in excess of 100, will provide development support for the Company.  In addition, each company will cross-sell each others products, with Citadel being the exclusive distributor of CORESTAFF's "First Step" software program, a peer-to-peer system that enables users to easily access multiple systems requiring
   different user codes.   The transaction closed on October 6, 1997.