Form 10QSB
period 1997-08-31
CITADEL COMPUTER SYSTEMS INC
filed 1997-11-04
CIK 752789

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended August 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to
                                    ------------    -----------

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

                                  ------------------

                  (Former name, former address and former fiscal year,
                            if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                   ---     ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $.01       18,536,902
                                   ----------
Outstanding at October 26, 1997


     Transitional Small Business Disclosure Format Yes [ ] No [X]

                         PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The Financial Statements of the Company are found after the signature page.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The statements contained in this Report that are not historical facts, including, but not limited to, statements found in this Item 2 - "Management's Discussion and Analysis," are forward-looking statements and, as such, involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions; competition; the market for network software products; seasonality of product sales; the Company's capital requirements and the uncertainty of additional funding; the Company's inconsistent revenues and the uncertainty of future profitability; costs and risks related to integration of acquisitions; uncertainties related to new product development and market acceptance of new products developed; costs, expenses and delays related to the implementation of new sales strategies; software development costs; litigation; as well as the risks and uncertainties discussed in this Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

RESULTS OF OPERATIONS

     During the three months ended August 31, 1997, the Company had net sales of $346,094, a decrease of $1,416,313, or 80.4% over net sales of $1,762,407 for the three months ended August 31, 1996. During the six months ended August 31, 1997, the Company had net sales of $838,368, a decrease of $2,050,570, or 71.0% over net sales of $2,888,938 for the six months ended August 31, 1996.

     During the first and second quarters of this fiscal year, the Company was integrally involved with completing its corporate plan of restructuring, which included the consolidation of its Houston operations into its Dallas location; the elimination of outside sales offices; the outsourcing of certain functions previously performed in-house; the reduction of its workforce by approximately 70%; the identification of areas for greater operational efficiencies to enable the Company to significantly reduce its overhead and administrative expenses; and development and implementation of new sales and marketing strategies. The new sales and marketing strategies focus the Company's efforts more toward the traditional VAR, reseller, OEM and joint venture model and less towards the Company's historical telemarketing and trade-show model. The Company believes these changes attributed to its sales decrease during these quarters and believes that sales will continue to be below last years numbers through the third quarter. The Company does believe, however, that these newly adopted strategies will better position the Company for future growth and anticipates that sales for the fourth quarter will be at or above prior years' numbers.

     The Company, during the past six months, has entered into strategic alliances with many of the market leaders in the industry and expects to continue to explore similar arrangements in the future. The Company recently signed strategic alliance with CORESTAFF, Inc. ("CORESTAFF"), whereby both companies have agreed to cross-sell each others products, with the Company being the exclusive distributor of CORESTAFF's "First Step" software program, a peer-to-peer system that enables users to easily access multiple systems requiring different user codes. In addition, the alliance provides that CORESTAFF's Software Services Unit, Millennium, with a development staff of over 100, will provide development support to the Company. The Company has also started to market its products internationally. While delays in specific country localization of its products have resulted in anticipated sales being delayed into future quarters, the Company's products are being well received internationally.
The Company expects both these channels to represent a significant percentage of its revenues in the future.

     The Company has recently introduced its IOMEGA endorsed C:\MORE! product and expects to launch its Network Recovery System product in the third quarter of fiscal 1998. The Company is also beta testing a Windows 95 32-bit upgrade to its Winshield product and expects to launch additional new products and upgrades in future quarters of fiscal 1998 that will provide ease-of-use security for Internet and intranet applications on Microsoft and Novell platforms.

     The costs and expenses incurred in connection with producing the Company's products decreased from $108,318, or 6.2% of net sales for the three months ended August 31, 1996, to $14,375, or 4.2% for the three months ended August 31, 1997. The costs and expenses incurred in connection with producing the Company's products decreased from $155,190, or 5.4% of net sales for the six months ended August 31, 1996, to $23,786, or 2.8% for the three months ended August 31, 1997. On an overall basis, these expenses decreased, as a percentage of sales, as a result of the Company, during the first quarter, performing order fulfillment in-house versus outsourcing this service as it had done last year. In addition, as an increasing percentage of the Company's sales are sold through strategic alliances, electronic commerce, site licensing, etc., the costs and expenses incurred in connection with producing the Company's products will continue to decrease as a percentage of sales. During the second quarter, the Company, as part of its restructuring, started to outsource its order fulfillment again. Therefore, as the Company expected, these expenses increased, as a percentage of sales, over the first quarter but still remain below prior years' numbers. This is in part to the fact, as mentioned above, that as the percentage of the Company's sales that are sold through strategic alliances, electronic commerce, site licensing, etc. increases, the costs and expenses incurred in connection with producing the Company's products, as a percentage of sales, will decrease.

     Selling, general and administrative expenses for the three months ended August 31, 1997, were $781,858, a decrease of $967,109, or 55.3%, over selling, general and administrative expenses of $1,748,967 for the three
months ended August 31, 1996.   Selling, general and administrative expenses
for the six months ended August 31, 1997, were $1,785,553, a decrease of $1,416,145, or 44.2%, over selling, general and administrative expenses of $3,201,698 for the six months ended August 31, 1995. Such expenses decreased primarily due to the Company's savings as a result of its reorganization, a decrease in its provision for sales returns and allowance for doubtful accounts and a decrease in the Company's trade-show activities as a result of the change in the Company's sales approach, as discussed earlier. These decreases were offset by start-up and marketing expenses associated with its new sales approach and new product introductions, and its continued efforts to expand its product offerings. The Company expects as revenues increase, it will allocate additional resources to selling and marketing activities. Thus these expenses may be expected to increase in future periods; however, as a percentage of sales these expenses should remain relatively constant.

     Research and development costs charged to expense for the three months ended August 31, 1997 were $15,683 versus $3,959,069 for the same period last year, or a decrease of $3,943,386 or 99.6%. Research and development costs charged to expense for the six months ended August 31, 1997 were $53,979 versus $4,007,792 for the same period last year, or a decrease of $3,953,813 or 98.7%. Research and development costs for the three and six months ended August 31, 1996 included approximately $3,959,000 of research and development costs written-off by the Company in connection with certain acquisitions and the purchase of technology from Xerox. In addition, as a result of the development activity on two of the Company's new products (C:\MORE and NRS), the Company capitalized research and development costs of approximately $135,000 and approximately $281,000 for the three and six months ended August 31, 1997, respectively, versus approximately

$90,000 and $160,000 for the three and six months ended August 31, 1996, respectively. The Company expects to continue to increase development staff and expects to launch additional new products and upgrades in the future quarters of fiscal 1998 that will provide for ease of security solutions for Internet and intranet applications on Microsoft and Novell platforms.

     Depreciation and amortization expense increased to $348,156 for the three months ended August 31, 1997, from $175,856, or an increase of 98.0% over the prior period. Depreciation and amortization expense increased to $622,328 for the six months ended August 31, 1997, from $340,505, or 82.8% over the same period last year. The increases resulted from depreciation and amortization of certain acquisitions and products in these periods that were not present in the same period last year and the commencement of amortization on certain capitalized research and development costs relating to products that are available for sale.

     Interest expense for the three and six months ended August 31, 1997, was $29,502 and $50,728, respectively, versus $144,256 and $178,909 for the same periods last year.

     As a result of the aforementioned, the Company for the three and six months ended August 31, 1997, reported a net loss of $935,236 and $1,796,355, respectively, compared to a net loss of $4,352,812 and $5,976,028 for the three and six months ended August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at August 31, 1997 were $38,201.

     Cash flows from operations were a negative $665,047 for the six months ended August 31, 1997, compared to negative $2,833,895 for the six months ended August 31, 1996. The decrease was due principally to a decrease in the net loss of the Company due to factors previously discussed in this Report and an increase in the Company's accounts payable and accrued expenses due to the Company's limited cash resources.

     Cash used in investing activities was $252,846 for the six months ended August 31, 1997, compared to $3,613,944 for the same period last year. This decrease resulted from a decrease in net securities and business purchases and a decrease in capital expenditures, offset by an increase in capitalized costs associated with the development of the Company's software products.

     Cash flows provided by financing activities were $940,994 for the six months ended August 31, 1997, compared to $6,916,767 for the six months ended August 31, 1996. This decrease was due primarily to less capital being raised during this quarter compared to the same quarter last year and less debt financing.

     As a result of the aforementioned factors, cash and cash equivalents increased by $23,101 for the six months ended August 31, 1997 versus an increase of $468,928 for the same period last year.

     The Company has recently completed a plan of restructuring which is expected to save the Company approximately $350,000 per month in operating expenses. In addition, the Company is working with various vendors and lenders to restructure payables and debt that is currently owed. However, even if the Company is successful with these endeavors, the Company does not believe that the current funds available will be sufficient to fund the Company's operations through the end of its fiscal year. As a result, the Company is seeking additional capital to fund its operations for the remainder of the year, after which the Company believes its operations will be self-sufficient. In October 1997, the Company received cash proceeds of $750,000 and other valuable consideration from CORESTAFF in connection with the sale of 2.5 million shares of the Company's common stock. In addition, the Company is currently discussing with several investment banking firms the possibility of raising additional capital. While the

Company has been successful, in the past, in raising additional capital when needed, no assurances can be made that the Company will be successful in raising any such capital in the future; and that if successful, such will not come at the expense (through dilution) of existing shareholders. The Company is continuing to look for other sources of capital.

                           PART II.  OTHER INFORMATION


     Except as listed below, all information required by Part II is omitted because the items are inapplicable or the answer is negative.


ITEM 1. LEGAL PROCEEDINGS

     A former employee of the Company's predecessor filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the individual owe the plaintiff additional stock options and seeking damages in excess of $2,600,000. The Company and the individual believe such claims are without merit and intend to vigorously defend against the claim and are considering filing counterclaims. The Company has filed an answer in the case, styled HEREDIA V. CITADEL, ET AL., in the 298th Court of Dallas County, Texas.

     One current and one former employee of the Company have filed a lawsuit against the Company demanding payment of a promissory note issued in connection with the acquisition of Kent-Marsh and ADI and seeking damages in excess of $400,000. The Company believes it has defenses to payment under the note. The Company is currently involved in negotiations with respect to the settlement of the case. In the event the settlement negotiations are unsuccessful, the Company intends to vigorously defend against the lawsuit. The Company has filed an answer in the case, styled NESBITT & WESOLEK V. CITADEL, in the 193rd District Court of Dallas County, Texas. The Company has reached a settlement with the former employee.

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

ITEM 5.  OTHER INFORMATION

     On October 6, 1997, the Company entered into a definitive purchase agreement with CORESTAFF whereby CORESTAFF purchased 2.5 million shares of the Company's Common Stock for $750,000 and other valuable consideration with warrants to purchase an additional 2 million shares (1 million at $4.00 per share and 1 million at $5.00 per share). As part of the agreement, CORESTAFF will provide development support for the Company, and each Company will cross-sell each others products, with Citadel being the exclusive distributor of CORESTAFF's "First Step" software program, a peer-to-peer system that enables users to easily access multiple systems requiring different user codes. CORESTAFF is one of the largest providers of information technology and staffing services in the U.S. CORESTAFF's development division, Millennium Computer Corporation, has in excess of 100 programmers and will provide development support services to the Company, as needed.

     In connection with the purchase by CORESTAFF, CORESTAFF appointed one member to the Company's Board of Directors. Mr. Ken Johnsen, President of the InformationTechnology Services Group of CORESTAFF and an Executive Vice President of CORESTAFF, was elected to the Company's board in October 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a). EXHIBITS

     10.9 Form of Offshore Securities Subscription Agreement, Convertible Notes, Warrants and Registration Rights Agreement between Citadel Computer Systems Incorporated and Silenus Ltd. (incorporated by reference to Exhibits 99.1 through 99.4 of the Company's Current Report on Form 8-K filed June 24, 1997)

     10.10 Purchase Agreement between Citadel and CORESTAFF, Inc., dated September 22, 1997 (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 10-KSB for the year ended February 28, 1997).

     (b)  REPORTS ON FORM 8-K.

             On June 24, 1997, the Company filed a Form 8-K with respect to the completion of a private placement of $1,125,000 of 8% Redeemable Convertible Notes due June 9, 2000 (before fees and expenses).

             On October 6, 1997, the Company filed a Form 8-K with respect to the purchase by CORESTAFF, Inc. of 2.5 million shares of the Company's common stock.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CITADEL COMPUTER SYSTEMS INCORPORATED
                                   (REGISTRANT)


Date: November 4, 1997             By:      /s/  Steven B. Solomon
                                        ---------------------------------------
                                   Steven B. Solomon, President and Chief
                                   Executive Officer (Duly Authorized Signatory
                                   and Principal Executive Officer)


                                   By:      /s/ Richard L. Travis, Jr.
                                        ---------------------------------------
                                   Richard L. Travis, Jr., Chief Operating and
                                   Financial Officer (Duly Authorized Signatory
                                   and Principal Financial Officer)

         PART 1. FINANCIAL INFORMATION - ITEM 1. FINANCIAL STATEMENTS
                        CITADEL COMPUTER SYSTEMS, INC.

                      CITADEL COMPUTER SYSTEMS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS



                                                             AUGUST 31,        FEBRUARY 28,
                        ASSETS                                 1997               1997
                                                            ----------        -----------
CURRENT ASSETS
   Cash                                                     $   36,201        $    15,100
   Accounts receivable, less allowance for returns and
     doubtful accounts of $489,958 and $625,000                770,773            727,422
   Notes receivable from related parties                       327,548            870,000
   Marketable securities available for sale                          -          1,250,000
   Other                                                       311,980             57,106
                                                            ----------        -----------
   Total current assets                                      1,446,502          2,919,628

ACCOUNTS RECEIVABLE - NONCURRENT, less
   allowance for returns and doubtful accounts
   of $1,875,000                                                     -          1,875,000

PROPERTY AND EQUIPMENT, NET                                    447,831            696,459

PURCHASED SOFTWARE, NET OF ACCUMULATED
   AMORTIZATION OF $1,331,537 AND $854,000                   3,918,863          4,396,398

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   NET OF ACCUMULATED AMORTIZATION
   OF $69,250 AND $19,000                                      803,972            573,388

OTHER ASSETS                                                   267,006            263,220
                                                            ----------        -----------
                                                            $6,884,174        $10,724,093
                                                            ----------        -----------
                                                            ----------        -----------


The accompanying notes are an integral part of these statements.

                      CITADEL COMPUTER SYSTEMS INCORPORATED

                                                            AUGUST 31,        FEBRUARY 28,
          LIABILITIES AND STOCKHOLDERS' EQUITY                 1997               1997
                                                          ------------        -----------
CURRENT LIABILITIES
   Cash overdraft                                         $    144,459        $   167,256
   Current maturities of long-term debt                        847,781            804,141
   Notes payable                                               894,701          2,456,087
   Accounts payable and accrued expenses                     2,748,780          2,253,481
                                                          ------------        -----------
   Total current liabilities                                 4,635,721          5,680,965

LONG-TERM LIABILITIES
   Debt, less current liabilities                            1,410,918          1,770,905
                                                          ------------        -----------
   Total liabilities                                         6,046,639          7,451,870

COMMITMENTS AND CONTINGENCIES                                        -                  -

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value per share; authorized
     30,000,000 shares; issued, 18,857,800 shares
     at 8/31/97 and 16,501,980 shares at 2/28/97               188,578            165,020
   Preferred stock, $.07 par value per share;
     authorized 1,000,000 shares; issued and
     outstanding, 545 shares of Series B convertible
     (liquidation value of $545,000)                                 -                  5
   Equity notes                                              1,275,000            300,000
   Additional paid-in capital                               13,410,500         13,370,627
   Accumulated deficit                                     (11,650,422)        (9,854,067)
   Unrealized loss on securities available for sale                  -           (355,772)
   Treasury stock, at cost (4,164,613 shares at
     8/31/97 and 264,613 shares at 2/28/97)                 (2,386,121)          (353,590)
                                                          ------------        -----------
   Total stockholders' equity                                  837,535          3,272,223
                                                          ------------        -----------
                                                          $  6,884,174        $10,724,093
                                                          ------------        -----------
                                                          ------------        -----------



The accompanying notes are an integral part of these statements.

                      CITADEL COMPUTER SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                AUGUST 31,                    AUGUST 31,
                                            1997          1996            1997         1996
                                       ------------  -------------  -------------  ------------
Net sales                              $   346,094   $  1,762,407   $    838,368   $ 2,888,938

Cost of sales                               14,375        108,318         23,786       155,190
                                       ------------  -------------  -------------  ------------
       Gross profit                        331,719      1,654,089        814,582     2,733,748

Operating expenses
    Selling, general and
      administrative expenses              781,858      1,748,967      1,785,553     3,201,698
    Depreciation and amortization          348,152        175,856        622,328       340,505
    Research and development costs          15,687      3,959,069         53,979     4,007,792
                                       ------------  -------------  -------------  ------------
                                         1,145,697      5,883,892      2,461,860     7,549,995
                                       ------------  -------------  -------------  ------------
    Operating income (loss)               (813,978)    (4,229,803)     1,617,278    (4,816,247)

Other income (expense)
    Interest expense                       (29,502)      (144,256)       (50,728)     (178,909)
    Other                                  107,916        259,422        101,323       257,303
    Loss on marketable securities         (199,672)      (238,175)      (199,672)   (1,238,175)
                                       ------------  -------------  -------------  ------------
                                          (121,258)      (123,009)      (149,077)   (1,159,781)
                                       ------------  -------------  -------------  ------------

       Net loss                        $  (935,236)  $ (4,352,812)  $ (1,796,355)  $(5,976,028)
                                       ------------  -------------  -------------  ------------

Per share data
    Net loss per share                 $     (0.06)  $      (0.36)  $      (0.12)  $     (0.50)
                                       ------------  -------------  -------------  ------------
                                       ------------  -------------  -------------  ------------

Weighted average shares outstanding     14,427,452     12,030,060     14,424,452    11,888,385
                                       ------------  -------------  -------------  ------------
                                       ------------  -------------  -------------  ------------

The accompanying notes are an integral part of these statements.

                      CITADEL COMPUTER SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED
                                                                      AUGUST 31,
                                                               1997                1996
                                                          -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $ (1,796,355)      $ (5,976,028)
   Adjustments to reconcile net loss to net cash
     used by operating activities
         Depreciation and amortization                         622,328            338,681
         Net loss on marketable securities                     199,672          1,238,414
         Research and development expenses acquired
           with stock                                                -          3,959,069
   Changes in operating assets and liabilities
      Accounts receivable                                      (99,851)        (1,367,237)
      Other receivables                                        (82,548)                 -
      Other current assets                                    (254,874)          (172,140)
      Bank overdraft                                           (22,797)                 -
      Accounts payable and accrued expenses                    771,164           (952,686)
      Other assets                                              (3,786)           132,492
      Other liabilities                                              -            (34,460)
                                                          -------------       ------------

   NET CASH USED BY OPERATING ACTIVITIES                      (667,047)        (2,833,895)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                       (128,112)          (644,487)
   Securities transactions - net                               156,100         (2,238,414)
   Purchase of business                                              -           (571,043)
   Development of software                                    (280,834)          (160,000)
                                                          -------------       ------------
   NET CASH USED BY INVESTING ACTIVITIES                      (252,846)        (3,613,944)

CASH FLOW FROM FINANCING ACTIVITIES
   Net change in notes payable                                (197,432)          (755,776)
   Proceeds from sale of equity & convertible notes          1,075,000          3,223,700
   Proceeds from sale of common stock                           63,426          3,933,743
   Proceeds from sale of debentures                                  -            515,100
                                                          -------------       ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                   940,994          6,916,767
                                                          -------------       ------------
   Net increase (decrease) in cash                              21,101            468,928
   Cash at the beginning of the period                          15,100            125,565
                                                          -------------       ------------
   Cash at the end of the period                          $     36,201        $   594,493
                                                          -------------       ------------
                                                          -------------       ------------

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

NOTE B - STOCKHOLDERS' EQUITY

     During the period from March 1, 1997 through August 31, 1997, the Company's stockholders' equity reflected the following changes:

     Balance at February 28, 1997            $3,272,223

     Issuance of equity notes - net             700,000
     Purchase of treasury stock              (2,032,531)
     Conversion of debt to equity                85,000
     Expenses of offerings                     (141,575)
     Net loss                                  (861,119)
                                             -----------

     Balance at May 31, 1997                  1,021,998

     Issuance of equity notes - net             295,000
     Exercise of options                         80,000
     Conversion of debt to equity                45,000
     Expenses of offering                       (24,999)
     Realization of unrealized loss             355,772
     Net loss                                  (935,236)
                                             -----------

     Balance at August 31, 1997              $  837,535
                                             -----------
                                             -----------

                      CITADEL COMPUTER SYSTEMS INCORPORATED

NOTE C - COMMITMENTS AND CONTINGENCIES

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

     An unrelated company has filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the officer owe the plaintiff a finder's fee and is seeking $100,000 of the Company's common stock. The Company believes such claims are without merit and intends to vigorously defend against the claims.

     The Company is also involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

NOTE D - SUBSEQUENT EVENTS

     On October 6, 1997, the Company entered into a definitive purchase agreement with CORESTAFF whereby CORESTAFF purchased 2.5 million shares of the Company's Common Stock for $750,000 and other valuable consideration with warrants to purchase an additional 2 million shares (1 million at $4.00 per share and 1 million at $5.00 per share). As part of the agreement, CORESTAFF will provide development support for the Company, and each Company will cross-sell each others products, with Citadel being the exclusive distributor of CORESTAFF's "First Step" software program, a peer-to-peer system that enables users to easily access multiple systems requiring different user codes. CORESTAFF is one of the largest providers of information technology and staffing services in the U.S. CORESTAFF's development division, Millennium Computer Corporation, has in excess of 100 programmers and will provide development support services to the Company, as needed.