Form 10QSB
period 1997-11-30
CITADEL COMPUTER SYSTEMS INC
filed 1998-01-20
CIK 752789

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended November 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from________ to ________

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

                   ----------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Common Stock, par value $.01       18,942,902
                                        ----------
     Outstanding at January 14, 1998

     Transitional Small Business Disclosure Format Yes [ ] No [X]

                        PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          The Financial Statements of the Company are found after the signature page.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

          The statements contained in this Report that are not historical facts, including, but not limited to, statements found in this Item 2 - "Management's Discussion and Analysis," are forward-looking statements and, as such, involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Report could differ materially from those stated in such forward-looking statements.
 Among the factors that could cause actual results to differ materially are: general economic conditions; competition; the market for network and desktop software products; seasonality of product sales; the Company's capital requirements and the uncertainty of additional funding; the Company's inconsistent revenues and the uncertainty of future profitability; costs and risks related to integration of acquisitions; uncertainties related to new product development and market acceptance of new products developed; costs, expenses and delays related to the implementation of new sales strategies; software development costs; litigation; as well as the risks and uncertainties discussed in this Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

RECENT DEVELOPMENTS

     PRODUCTS:      The Company's C:\MORE! product, a file management utility, was recently featured by IOMEGA at Comdex and was a cover story in their online magazine. Crash Protection and Recovery (CPR) was also featured at the Comdex trade show in the Novell booth. The interest in both products at the show and subsequent thereto has been outstanding. Both these products have been featured in several local and national reviews targeted at technology professionals and consumers.
                    The Company has also recently completed development on its Winshield 95 product and plans to introduce a Winshield
                    NT/Network version during the first quarter of fiscal 1999.
                    This release will substantially increase the potential customer base for the Winshield product. In addition, the Company plans to introduce upgrades for its Enterprise products including support for the NT platform for: CPR, Phantom of the Console, Server Sentry, Server Cam and
                    Tabworks products during the fourth quarter of fiscal 1998 and first quarter of fiscal 1999. The Company expects to launch additional new products and upgrades in future quarters of fiscal 1999 that will provide ease-of-use security for Internet and intranet applications on Microsoft and Novell platforms.

     SALES &
     MARKETING:     With the introduction of new products, a revised sales model and the launch of the Company's authorized reseller program, the Company will leverage a broad range of sales and marketing opportunities that will target direct and indirect customers. In fiscal year 1998, the Company changed the focus of its selling efforts from a telemarketing/direct sales strategy to a multi-channel sales strategy that includes an enterprise sales group, tele-marketing group, channel group, OEM/Vendor relations group and a VAR recruitment and management group. The channel group has successfully penetrated several retail accounts and continues to broaden its reach. Each of these sales groups have exposure to software buyers and end users and will provide valuable feedback that will help determine new product features and direction.
                    PR activities have increased substantially with the release of the new products and continues to provide the Company with additional exposure.

     OPERATIONS:    The Company has recently filled two key management
                    positions.  Bennett Klein joined the Company as Vice
                    President of Business Development and Jack Doxey joined the
                    Company as Vice President of Sales and Marketing. Klein joins the Company from Iomega, where he was part of the original marketing team that brought Zip and Jaz removable storage to the mass market. He has over 15 years experience in marketing management with several technology companies, including Cheyenne Software and IBM. Doxey's software sales and marketing experience includes over 10 years of extensive work with retail and value-added resellers in the distribution channel, including Attachmate, MicroHelp, DCA, Technology Advancement Corporation and MindShare Associates.
                    Other marketing positions have been filled and the marketing department now creates all marketing materials internally.
                    The Company has started its initial staffing of the internal sales group and VAR management group and expects to continue to grow the sales and marketing departments in future quarters.

RESULTS OF OPERATIONS

     During the three months ended November 30, 1997, the Company had net sales of $269,344, a decrease of $1,231,926 or 82.1% from net sales of $1,501,270 for the three months ended November 30, 1996. During the nine months ended November 30, 1997, the Company had net sales of $1,107,712, a decrease of $3,282,496, or 74.8% from net sales of $4,390,208 for the nine months ended November 30, 1996.

      During the first three quarters of this fiscal year, the Company was integrally involved with completing its corporate plan of restructuring, which included the consolidation of its Houston operations into its Dallas location; the elimination of outside sales offices; the outsourcing of certain functions previously performed in-house; the reduction of its workforce by approximately 70%; the identification of areas for greater operational efficiencies to enable the Company to significantly reduce its overhead and administrative expenses; and development and implementation of new sales and marketing strategies. The new sales and marketing strategies focus the Company's efforts more toward the traditional VAR, reseller, OEM and joint venture model and less towards the Company's historical telemarketing and trade-show model. The Company believes these changes attributed to its sales decrease during these quarters and believes that sales will continue to be below last years numbers through the end of the current fiscal year. The Company does believe, however, that these newly adopted strategies will better position the Company for strong future growth and anticipates revenues for fiscal year 1999 to be significantly above fiscal year 1998.

     The Company, during the past nine months, has entered into strategic alliances with several market leaders in the industry and expects to continue to explore similar arrangements in the future. The Company recently signed a strategic alliance with CORESTAFF, Inc. ("CORESTAFF"), whereby both companies have agreed to cross-sell each other's products, with the Company being the exclusive distributor of CORESTAFF's "First Step" software program, a peer-to-peer system that enables users to easily access multiple systems requiring different user codes. In addition, the alliance provides that CORESTAFF's Software Services Unit, Millennium, with a development staff of
over 150, will provide development support to the Company.   The Company's
OEM/Vendor relationship currently includes partnerships or relationships with Microsoft, IOMEGA, Novell and Compaq. These relationships not only give the Company another channel of distribution, but also endorsements that are used by the Enterprise group to add credibility to the Company's products. In the coming year the Company will continue to partner-up with other market leaders in the industry.

     During the fourth quarter, the Company started shipments of its IOMEGA endorsed C:\MORE! product and its Winshield 95 product to various retail and VAR channels. The initial response on both these products has been outstanding and the Company expects both products to represent a significant portion of its revenue in fiscal 1999. In addition, the Company is currently in BETA testing on its Crash Protection Recovery ("CPR"), Winshield NT and Winshield Enterprise ( a network version of its Winshield 95 product) products and expects a full release of these products during the first quarter of fiscal 1999. The Company expects to launch additional new products and upgrades in future quarters of fiscal 1999 that will provide ease-of-use security for Internet and intranet applications on Microsoft and Novell platforms.

     The costs and expenses incurred in connection with producing the Company's products decreased from $91,224, or 6.1% of net sales for the three months ended November 30, 1996, to $11,469, or 4.3% for the three months ended November 30, 1997. The costs and expenses incurred in connection with producing the Company's products decreased from $246,413, or 5.6% of net sales for the nine months ended November 30, 1996, to $35,255, or 3.2% for the nine months ended November 30, 1997. On an overall basis, these expenses have decreased, as a percentage of sales, as a result of the Company performing a large portion of its order fulfillment in-house versus outsourcing this service as it had done during the previous fiscal year. In addition, as an increasing percentage of the Company's sales are made through strategic alliances, electronic commerce, site licensing, or other channels, the costs and expenses incurred in connection with producing the Company's products will continue to decrease as a percentage of sales. During the second and third quarters, as part of the Company's restructuring, the Company outsourced a large percentage of its order fulfillment services. Therefore, these expenses increased, as a percentage of sales, over the first quarter of this fiscal year, but still remain below prior years' numbers. This is in part due to the fact, as mentioned earlier, that as the percentage of the Company's sales that are sold through strategic alliances, electronic commerce, site licensing, or other channels increases, the costs and expenses incurred in connection with producing the Company's products, as a percentage of sales, will decrease. Due to volume and quality control related considerations, the Company recently resumed performing a large portion of its order fulfilment services in-house. The Company may, in the future however, as volume or resources dictate, determine it to be in its best interest to once again out-source these service. In addition, a change in the Company's sales mix, as a percentage, to its lower priced retail products, will result in these expenses, as a percentage of sales, to increase. Therefore, these expenses may be expected to increase in future periods, as a percentage of sales.

     Selling, general and administrative expenses for the three months ended November 30, 1997, were $1,115,225, a decrease of $809,329, or 42.5%, over selling, general and administrative expenses of $1,924,554 for the three months ended November 30, 1996. Selling, general and administrative expenses for the nine months ended November 30, 1997, were $2,900,778, a decrease of $2,225,475, or 43.4%, over selling, general and administrative expenses of $5,126,253 for the nine months ended November 30, 1996. Such expenses decreased primarily due to the Company's savings as a result of its reorganization, a decrease in the provision for uncollectible accounts and a decrease in the Company's trade-show activities as a result of the change in the Company's sales approach. These decreases were offset by start-up and marketing expenses associated with its new sales approach and new product introductions, the addition of new sales and marketing executives, and its
continued efforts to expand its product offerings.   The Company expects as
revenues increase, it will allocate additional resources to selling and marketing activities. Thus these expenses may be expected to increase in future periods; however, as a percentage of sales these expenses should remain relatively constant. The Company did, during the quarter, provide an addition of $250,000 to its reserve for uncollectible accounts, relating to prior year's uncollected sales. The Company anticipates that, as a continued part of its restructuring and as relating to these sales, it may take a similar charge in the fourth quarter of this fiscal year.

     Research and development costs charged to expense for the three months ended November 30, 1997, were $28,183 versus $0 for the same period last year. Research and development costs charged to expense for the nine months ended November 30, 1997 were $82,162 versus $4,007,792 for the same period last year, or a decrease of $3,925,630 or 97.9%. Research and development costs for the nine months ended November 30, 1996 included approximately $3,959,000 of research and development costs written off by the Company in connection with certain acquisitions and the purchase of technology from Xerox. In addition, as a result of the development activity on two of the Company's new products (C:\MORE! and CPR), the Company capitalized research and development costs of approximately $75,000 and $372,000 for the three and nine months ended November 30, 1997, respectively, versus approximately $170,000 and $330,000 for the three and nine months ended November 30, 1996, respectively. The Company expects to continue to increase development staff and expects to launch additional new products and upgrades in the fourth quarter of fiscal 1998 and in future periods that will provide for ease of security solutions for Internet and intranet applications on Microsoft and Novell platforms. During the quarter, the Company entered into a software development agreement with Millennium Computer Corporation ("Millennium"), a software development division of CORESTAFF, whereby the Company will out-source certain development activities to Millennium. The Company believes that its relationship with Millennium could represent, to the Company, a significant strategic advantage over other competitors in the industry. The Company believes that this alliance will significantly increase the speed and quality in which the Company is able to introduce new products and upgrades to existing products to the marketplace and it will enable the Company to stay on the cutting edge of technology.

     Depreciation and amortization expense increased to $302,620 for the three months ended November 30, 1997, from $257,915, or an increase of 17.3% over the prior period. Depreciation and amortization expense increased to $924,948 for the nine months ended November 30, 1997, from $598,420, or 54.6%
over the same period last year.   The increases resulted from depreciation
and amortization of certain acquisitions and products in these periods that were not present in the same period last year and the commencement of amortization on certain capitalized research and development costs relating to products that are available for sale.

     Interest expense for the three and nine months ended November 30, 1997, was $13,617 and $64,345, respectively, versus $113,420 and $292,329 for the same periods last year. The decrease resulted from the Company having less interest bearing indebtedness in place this fiscal year compared to last fiscal year.

          During the three months ended November 30, 1996, the Company had a net gain on security transactions of $786,895 and a net loss of $451,280 for the nine months ended November 30, 1996, versus no security transactions for the three months ended November 30, 1997 and a net loss on security transactions of $199,672 for the nine months then ended. The security loss for the nine months ended November 30, 1997, related to the realization of $355,772 of previously unrealized security losses, net of security gains of $156,100. Both these transactions related to the settlement and liquidation of the Miami Subs stock discussed in the Company's Form 10-KSB for the fiscal year ended February 28, 1997.

     As a result of the aforementioned, the Company for the three and nine months ended November 30, 1997, reported a net loss of $1,196,246 and $2,992,601, respectively, compared to a net profit of $111,895 for the three months ended November 30, 1996 and a net loss of $5,846,133 for the nine months ended November 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at November 30, 1997 were $160,500.

     Cash flows from operations were a negative $1,779,366 for the nine months ended November 30, 1997, compared to negative $4,990,232 for the nine months ended November 30, 1996. The decrease was due principally to a decrease in the net loss of the Company due to factors previously discussed in this Report and an increase in the Company's accounts payable and accrued expenses due to the Company's limited cash resources.

     Cash used in investing activities was $351,481 for the nine months ended November 30, 1997, compared to $1,713,114 for the same period last year.
This decrease resulted from a decrease in net securities and business purchases and a decrease in capital expenditures, offset by an increase in capitalized costs associated with the development of the Company's software products.

     Cash flows provided by financing activities were $2,276,247 for the nine months ended November 30, 1997, compared to $6,824,934 for the nine months ended November 30, 1996. This decrease was due primarily to less capital being raised during this period compared to the same period last year and less debt financing.

     As a result of the aforementioned factors, cash and cash equivalents increased by $145,400 for the six months ended November 30, 1997 versus an increase of $121,588 for the same period last year.

     As previously discussed, the Company has completed a plan of restructuring which has reduced the Company's overhead considerably. In addition, the Company is continuing to work with various vendors and lenders to restructure payables and debt that is currently owed. However, even if the Company is successful with these endeavors, the Company does not believe that the current funds available will be sufficient to fund the Company's operations through the end of its current fiscal year. As a result, the Company is seeking additional capital to fund its operations for fiscal year 1999, after which the Company believes its operations will be self-sufficient. In October 1997, the Company received cash proceeds of $750,000 and other valuable consideration from CORESTAFF in connection with the sale of 2.5 million shares of the Company's common stock. The Company also during the quarter completed a $500,000 Regulation D Series C preferred stock offering. In addition, the Company has entered into arrangement with Hoak Breedlove Wesneski & Co., a Dallas based investment banking firm, to work with the Company. While the Company has been successful, in the past, in raising capital when needed, no assurances can be made that the Company will be successful in raising any such capital in the future; and that if successful, such will not result in a dilution to existing shareholders.

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

     One current and one former employee of the Company have filed a lawsuit against the Company demanding payment of a promissory note issued in connection with the acquisition of Kent-Marsh and ADI and seeking damages in excess of $400,000. The Company believes it has defenses to payment under the note. The Company is currently involved in negotiations with respect to the settlement of the case. In the event the settlement negotiations are unsuccessful, the Company intends to vigorously defend against the lawsuit. The Company has filed an answer in the case, styled NESBITT & WESOLEK V. CITADEL, in the 193rd District Court of Dallas County, Texas. The Company has reached a settlement with the former employee. The remaining suit seeks damages in excess of $240,000.

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

ITEM 2.  CHANGES IN SECURITIES

     The Company during the quarter, pursuant to Regulation D, issued 5,000 shares of convertible Series C preferred stock to Lakeshore International, Ltd. McGinn, Smith & Co., Inc. served as the placement agent for the issuance. These shares are convertible, at the option of the holder, after a 4 month lock-up period, into shares of common stock of the Company, at conversion rates ranging from between 70% to 80% of the average market price of the common stock for five days preceding conversion, depending on the date of conversion. Each share of preferred stock has a conversion value of $100 and warrants for five years to purchase 10 shares of common stock, of the Company, at a price of $1.00 per share. Dividends accrue at 8% and are payable, at the option of the Company, in cash or common stock at the time of conversion.

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

     In connection with the purchase by CORESTAFF, CORESTAFF appointed one member to the Company's Board of Directors. Mr. Kenneth Johnsen, President of the Information Technology Services Group of CORESTAFF and an Executive Vice President of CORESTAFF, was elected to the Company's board in October 1997.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a). EXHIBITS

          10.10 Purchase Agreement between Citadel and CORESTAFF, Inc., dated September 22, 1997 (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 10-KSB for the year ended February 28, 1997).

          (b)  REPORTS ON FORM 8-K.

                    On October 6,1997, the Company filed a Form 8-K with respect to the purchase by CORESTAFF, Inc. of 2.5 million shares of the Company's common stock and related matters.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CITADEL COMPUTER SYSTEMS INCORPORATED
                         (REGISTRANT)


Date: January 20, 1998  By:      /s/  Steven B. Solomon
                                 -----------------------------------------------
                        Steven B. Solomon, President and Chief Executive Officer
                        (Duly Authorized Signatory and Principal Executive
                        Officer)

                        By:      /s/ Richard L. Travis, Jr.
                                 -----------------------------------------------
                        Richard L. Travis, Jr., Chief Operating and Financial Officer
                        (Duly Authorized Signatory and Principal Financial Officer)

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CITADEL COMPUTER SYSTEMS INCORPORATED

                      CITADEL COMPUTER SYSTEMS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                                              NOVEMBER 30,   FEBRUARY 28,
                         ASSETS                                  1997           1997
                                                              -----------    ------------
CURRENT ASSETS
     Cash                                                     $  160,500      $  15,100
     Accounts receivable, less allowance for returns and
      doubtful accounts of $705,144 and $625,000                 434,687        727,422
     Notes receivable from related parties                       398,922        870,000
     Marketable securities available for sale                          -      1,250,000
     Other                                                       303,425         57,106
                                                              ----------    -----------
     Total current assets                                      1,297,534      2,919,628

ACCOUNTS RECEIVABLE - NONCURRENT, less
     allowance for returns and doubtful accounts
     of $1,875,000                                                     -      1,875,000

PROPERTY AND EQUIPMENT, NET                                      413,572        696,459

PURCHASED SOFTWARE, NET OF ACCUMULATED
     AMORTIZATION OF $1,569,809 AND $854,000                   3,680,591      4,396,398

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
     NET OF ACCUMULATED AMORTIZATION
     OF $94,375 AND $19,000                                      870,675        573,388

OTHER ASSETS                                                     267,508        263,220
                                                              ----------    -----------
                                                              $6,529,880    $10,724,093
                                                              ----------    -----------
                                                              ----------    -----------

The accompanying notes are an integral part of these statements.

                      CITADEL COMPUTER SYSTEMS INCORPORATED

                                                              NOVEMBER 30,   FEBRUARY 28,
     LIABILITIES AND STOCKHOLDERS' EQUITY                         1997           1997
                                                              ------------   ------------
CURRENT LIABILITIES
     Cash overdraft                                           $    82,110    $   167,256
     Current maturities of long-term debt                         847,781        804,141
     Notes payable                                                876,700      2,456,087
     Accounts payable and accrued expenses                      2,317,682      2,253,481
                                                              -----------    -----------
     Total current liabilities                                  4,124,273      5,680,965

LONG-TERM LIABILITIES
     Debt, less current maturities                              1,335,918      1,770,905
                                                              -----------    -----------
     Total liabilities                                          5,460,191      7,451,870

COMMITMENTS AND CONTINGENCIES                                           -              -

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value per share; authorized
      30,000,000 shares; issued, 22,968,900 shares
      at 11/30/97 and 16,501,980 shares at 2/28/97                229,689        165,020
     Preferred stock, $.01 par value per share;
      authorized 1,000,000 shares; issued and
      outstanding, 545 shares and 5 shares of Series B
      convertible at 2/28/97 and 11/30/97, respectively
      (liquidation value of $545,000)
      and 5,000 shares of Series C convertible at 11/30/97
      (liquidation value of $500,000).                                 50              5
     Equity notes                                                 994,000        300,000
     Additional paid-in capital                                15,078,739     13,370,627
     Accumulated deficit                                      (12,846,668)    (9,854,067)
     Unrealized loss on securities available for sale                   -       (355,772)
     Treasury stock, at cost (4,164,613 shares at 11/30/97
      and 264,613 shares at 2/28/97)                           (2,386,121)      (353,590)
                                                              -----------    -----------
     Total stockholders' equity                                 1,069,689      3,272,223
                                                              -----------    -----------
                                                              $ 6,529,880    $10,724,093
                                                              -----------    -----------
                                                              -----------    -----------

The accompanying notes are an integral part of these statements.

                      CITADEL COMPUTER SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     NOVEMBER 30,                NOVEMBER 30,
                                                1997           1996           1997           1996
                                            -----------    -----------    -----------    -----------
Net sales                                   $   269,344    $ 1,501,270    $ 1,107,712    $ 4,390,208

Cost of sales                                    11,469         91,224         35,255        246,413
                                            -----------    -----------    -----------    -----------
       Gross profit                             257,875      1,410,046      1,072,457      4,143,795

Operating expenses
    Selling, general and
      administrative expenses                 1,115,225      1,924,554      2,900,778      5,126,253
    Depreciation and amortization               302,620        257,915        924,948        598,420
    Research and development costs               28,183              -         82,162      4,007,792
                                            -----------    -----------    -----------    -----------
                                              1,446,028      2,182,469      3,907,888      9,732,465
                                            -----------    -----------    -----------    -----------
    Operating income (loss)                  (1,188,153)      (772,423)    (2,835,431)    (5,588,670)

Other income (expense)
    Interest expense                            (13,617)      (113,420)       (64,345)      (292,329)
    Other                                         5,524        210,843        106,847        468,146
    Gain (loss) on marketable securities              -        786,895       (199,672)      (451,280)
                                            -----------    -----------    -----------    -----------
                                                 (8,093)       884,318       (157,170)      (275,463)
                                            -----------    -----------    -----------    -----------

       Net income (loss)                    $(1,196,246)   $   111,895    $(2,992,601)   $(5,864,133)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

Per share data
    Net income (loss) per share             $     (0.07)       $  0.01    $     (0.19)   $     (0.46)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

Weighted average shares outstanding          17,815,626     19,906,008     15,850,155     12,654,926
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

The accompanying notes are an integral part of these statements.

                      CITADEL COMPUTER SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                                      NOVEMBER 30,
                                                                 1997                1996
                                                             ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $(2,992,601)        $(5,864,133)
     Adjustments to reconcile net loss to net cash
       used by operating activities
               Depreciation and amortization                     926,791             598,420
               Net loss on marketable securities                 199,672             451,519
               Research and development expenses acquired
                 with stock                                            -           3,959,069
               Provision for uncollectible accounts              250,000           1,100,000
     Changes in operating assets and liabilities
          Accounts receivable                                    (13,765)         (2,749,385)
          Other receivables                                     (153,922)         (1,169,295)
          Other current assets                                  (246,319)           (105,852)
          Bank overdraft                                         (85,146)               -
          Accounts payable and accrued expenses                  340,211            (914,119)
          Other assets                                            (4,287)             41,402
          Other liabilities                                            -            (337,858)
                                                             ------------        ------------
     NET CASH USED BY OPERATING ACTIVITIES                    (1,779,366)         (4,990,232)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                       (134,919)         (1,102,665)
     Securities transactions - net                               156,100             548,481
     Purchase of business                                              -            (658,543)
     Development of software                                    (372,662)           (330,073)
     Purchase of treasury stock                                        -            (170,314)
                                                             ------------        ------------
     NET CASH USED BY INVESTING ACTIVITIES                      (351,481)         (1,713,114)

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in notes payable                                 284,421          (1,767,509)
     Proceeds from sale of stock & convertible notes           1,991,826           8,592,443
                                                             ------------        ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,276,247           6,824,934
                                                             ------------        ------------
     Net increase (decrease) in cash                             145,400             121,588

     Cash at the beginning of the period                          15,100             125,565
                                                             ------------        ------------

     Cash at the end of the period                           $   160,500         $   247,153
                                                             ------------        ------------
                                                             ------------        ------------

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

NOTE B - STOCKHOLDERS' EQUITY

     During the period from March 1, 1997 through November 30, 1997, the Company's stockholders' equity reflected the following changes:

     Balance at February 28, 1997                  $ 3,272,223

     Issuance of equity notes - net                    700,000
     Purchase of treasury stock                     (2,032,531)
     Conversion of debt to equity                       85,000
     Expenses of offerings                            (141,575)
     Net loss                                         (861,119)
                                                   ------------
     Balance at May 31, 1997                         1,021,998

     Issuance of equity notes - net                    295,000
     Exercise of options                                80,000
     Conversion of debt to equity                       45,000
     Expenses of offering                              (24,999)
     Realization of unrealized loss                    355,772
     Net loss                                         (935,236)
                                                   ------------
     Balance at August 31, 1997                        837,535

     Exercise of options                               143,400
     Conversion of debt                                 75,000
     Issuance of common stock                          750,000
     Issuance of preferred stock                       500,000
     Expenses of offering                              (40,000)
     Net loss                                       (1,196,246)
                                                   ------------
     Balance at November 30, 1997                   $1,069,689
                                                   ------------
                                                   ------------

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

     One current and one former employee of the Company have filed a lawsuit against the Company demanding payment of a promissory note issued in connection with the acquisition of Kent-Marsh and ADI and seeking damages in excess of $400,000. The Company believes it has defenses to payment under the note. The Company is currently involved in negotiations with respect to the settlement of the case. In the event the settlement negotiations are unsuccessful, the Company intends to vigorously defend against the lawsuit. The Company has filed an answer in the case, styled NESBITT & WESOLEK V. CITADEL, in the 193rd District Court of Dallas County, Texas. The portion of the suit relating to the former employee has been settled. The remaining suit seeks damages in excess of $240,000.

     An unrelated company has filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the officer owe the plaintiff a finder's fee and is seeking $100,000 of the Company's common stock. The Company believes such claims are without merit and intends to vigorously defend against the claim. The case is currently scheduled for non-binding arbitration.

     The Company is also involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

NOTE D - PREFERRED STOCK

     During the quarter the Company issued 5,000 shares of Series C preferred stock. These shares are convertible, at the option of the holder, after a 4 month lock-up period, into shares of common stock at conversion rates ranging between 70% to 80% of the average market price of the common stock for the five days preceding conversion, depending on the date of conversion. Each share of preferred stock has a conversion value of $100 and warrants for five years to purchase ten (10) shares of common stock of the Company at a price of $1.00 per share. Dividends accrue at 8% and are payable, at the Company's option, in cash or common stock at the time of conversion.


NOTE E - SUBSEQUENT EVENTS

     The Company recently engaged Hoak Breedlove Wesneski & Co., a Dallas based investment banking firm, to work with the Company in procuring future financing.