Form 10QSB/A
period 1997-11-30
CITADEL COMPUTER SYSTEMS INC
filed 1998-05-20
CIK 752789

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

 (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended November 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from________ to ________

                         Commission file number: 0-08718

                            CITADEL TECHNOLOGY, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

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

     Five former employees of the Company filed a lawsuit against the Company and one current and one former officer and director alleging that the Company and/or the individuals owe the plaintiffs stock options in lieu of certain amounts claimed to be due to them for salary, bonus or override compensation, and seeking damages, attorney's fees, pre- and post-judgment interest, and costs allegedly in excess of $4,000,000. The Company and the individuals believe such claims are without merit and intend to vigorously defend against the claims. The lawsuit was filed October 27, 1997 and is styled Marks, Marks, Ranshaw, Colquitt & Lauratis v. Citadel Computer Systems, Inc., et al., in the 189th Judicial District Court of Harris County, Texas.

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

                         CITADEL TECHNOLOGY, INC.
                         (REGISTRANT)


Date: May 20, 1998      By:      /s/  Steven B. Solomon
                                 -----------------------------------------------
                        Steven B. Solomon, President and Chief Executive Officer
                        (Duly Authorized Signatory and Principal Executive
                        Officer)

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