Form 10KSB
period 1998-02-28
CITADEL TECHNOLOGY INC
filed 1998-06-22
CIK 752789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 0-08718

                           CITADEL TECHNOLOGY, INC.
               (formerly Citadel Computer Systems Incorporated)
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                       DELAWARE                            75-2432011
          (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

          3811 TURTLE CREEK BLVD., SUITE 600, DALLAS, TX  75219-4421
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (214) 520-9292
                          ISSUER'S TELEPHONE NUMBER

     SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                     Yes  X     No
                         ---       ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference
in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ ]

State issuer's revenues for its most recent fiscal
year .....................................................   $1,613,326
                                                             ----------

As of June 16, 1998, the average bid and ask price of the Company's stock was $1.70 per share. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $31,039,566.

As of June 16, 1998, there were 24,948,348 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format.       Yes       No  X
                                                         ---      ---
                                      1

                           CITADEL TECHNOLOGY, INC.
               (formerly Citadel Computer Systems Incorporated)
                          FORM 10-KSB ANNUAL REPORT
                          FOR THE FISCAL YEAR ENDED
                              FEBRUARY 28, 1998

                              Table of Contents


PART I

Item 1.      Description of Business....................................  3

Item 2.      Description of Property.................................... 23

Item 3.      Legal Proceedings.......................................... 23

Item 4.      Submission of Matters to a Vote of Security Holders........ 24

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters... 25

Item 6.      Management's Discussion and Analysis....................... 27

Item 7.      Consolidated Financial Statements.......................... 32

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................ 32

PART III

Item 9.      Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of Exchange Act.... 32

Item 10.     Executive Compensation..................................... 32

Item 11.     Security Ownership of Certain Beneficial Owners and
              Management................................................ 32

Item 12.     Certain Relationships and Related Transactions............. 32

PART IV

Item 13.     Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.................................................. 32

Signatures


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders to be held on August 26, 1998 are incorporated into Part III of this Annual Report on Form 10-KSB.

UNLESS OTHERWISE INDICATED, SHARE AND PER SHARE INFORMATION CONTAINED IN THIS REPORT REFLECT THE COMPANY'S ONE-FOR-TWO REVERSE STOCK SPLIT EFFECTIVE AS OF MAY 1, 1996.


                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The discussion in this Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. In this Report, the words "anticipates", "believes", "expects", "estimates", "intends", "future", and similar expressions identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this item under the heading "CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" as well as those discussed elsewhere in this Report, and the risks discussed in the Company's Securities and Exchange Commission filings.

THE COMPANY

Citadel Technology, Inc. ("Citadel" or the "Company"), formerly Citadel Computer Systems Incorporated, develops and markets security and administration software products for both computer networks and desktop personal computers ("PCs"). The Company's integrated, easy-to-use network products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. The Company's products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. The Company's products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity.

The Company is the successor to a Delaware corporation (also known as Citadel Computer Systems Incorporated (the "Old Company")) that was formed and began operations in June 1992. References in this Report to "Citadel" or the "Company" shall include Citadel and the Old Company unless the context requires otherwise.

The Company maintains its principal executive offices at 3811 Turtle Creek Blvd., Suite 600, Dallas, Texas 75219-4421; the telephone number of this office is (214) 520-9292. The Company maintains a site on the World Wide Web at http://www.citadel.com.

RECENT DEVELOPMENTS FOR THE COMPANY

MANAGEMENT

Fiscal 1998 was a period of restructuring and transition for the Company.
The Company consolidated all its operations into its Dallas location, significantly reduced its workforce, completely revamped its sales and marketing strategies, and restructured many of the operational aspects of the Company. In April 1997, the Company's former president and chief executive officer resigned and agreed to the termination of his employment contract in connection with the Company's restructuring. Additionally, several other key members of the Company's management team resigned, including its former Vice President of Sales, Vice President of Channel Sales, Chief Technology Officer, and several other of its officers. The Company appointed its former Chief Operating Officer, Steven B. Solomon, as its new President and Chief Executive Officer, and appointed Richard L. Travis, Jr., its Chief Financial Officer, to the additional post of Chief Operating Officer. In July 1997, Mr. Carl Banzhof, the Company's Vice President of Engineering, assumed the role of Chief Technology Officer of the Company. In January 1998, Bennett Klien, formerly of Iomega, joined the Company as Vice President of Business Development. In addition to the restructuring efforts, the new management team began developing strategic and OEM relationships with industry market leaders. As a result of the foregoing, while the Company's sales for the current year were adversely affected, management feels the Company is better positioned today than ever to move forward.

PRODUCTS

In November 1997, the Company introduced C:\More!, a product that enables users to index, locate, and retrieve their files from a wide range of different storage media. C:\More! has received a favorable initial response in the market. Iomega, the developer of the highly successful ZIP and JAZ drives, has included C:\More! in its Iomega-ready software program and has assisted the Company in promoting the product. Among other things, Iomega has featured C:\More! on its web site, invited the Company to present
C:\More! at the Iomega booth at the fall 1997 Comdex show, and authorized the Company to use images of the ZIP and JAZ drives in the packaging for C:\More!.

In January 1998, the Company introduced WinShield 95/ NT, the Company's solution for desktop users who want to protect their PC system from unauthorized modification or access. WinShield was the Spotlight product for February 1998 on Microsoft's educational software web site - www.microsoft.com/education/wsc/features. Sales of WinShield are currently gaining momentum in the VAR, distributor and corporate channels.

The Company has secured retail distribution for its C:\More! and WinShield products in key retail outlets such as Office Depot, Office Max, Best Buy, Computer City, Micro Center, and CompUSA., and is currently working with other retail outlets.

METAMOR TRANSACTION

On October 6, 1997, the Company entered into a strategic alliance with Metamor Wordwide, Inc. (formerly CORESTAFF, Inc.) (NASDAQ:MMWW), a leading provider of information technology and staffing services with annual revenues in excess of $1.0 billion. The alliance includes the following elements:

     - In October 1997, Metamor purchased 2.5 million shares of the Company's common stock for $750,000 in cash and other valuable consideration, and was also granted warrants to purchase an additional 1 million shares at $4.00 per share and another 1 million shares at $5.00 per share.

     - An executive vice president of Metamor, who also serves as the president of Metamor's information technology services division, joined the Company's board of directors in October 1997.

     - Metamor agreed to provide software development support to the Company, including support through its subsidiary, Metamor Software Solutions ("MSS"), which employs more than 200 software programmers. As a result of this support, the Company believes that it will be able to introduce new products and upgrades to existing products and otherwise react to changes in customer needs and the market more quickly than in the past.

     - The Company and Metamor will cross-sell each other's products. The Company will be the exclusive distributor of Metamor's "First Step" software program, a peer-to-peer system that enables users to easily access multiple systems requiring different user codes.

     - In May 1998, Metamor invested an additional $2 million in the Company, by purchasing 2,000 shares of the Company's convertible preferred stock.

OTHER RECENT DEVELOPMENTS

On February 26, 1998, the stockholders of the Company approved the amendment of the Company's Certificate of Incorporation to change the Company's name to Citadel Technology, Inc.

In March 1998, the Company in association with Guildsoft Limited opened an office in Devon, England to distribute the Company's products in UK and Europe.

In May 1998, the Company appointed System Plan as its exclusive reseller and distributor for the Japanese market.

In June 1998, a Dallas based private investment fund acquired 2 million shares of Citadel common stock for $2.5 million.

OVERVIEW

The Company's network products are designed to: reduce clients' costs, improve the accuracy of clients' information, maintain the operation of networks, secure networks from fraud or unauthorized use and generally enable the administrator to devote more time to improving the service to the network rather than focusing on operational details. The Company's network software products operate on operating systems designed by Novell, Microsoft, IBM and Apple. The Company's focus is on the two largest, Novell and Microsoft, whose NetWare and Windows NT software control in excess of 70% of the market for network operating systems. The Company's desktop products are designed to enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media.

The Company's primary products include Crash Protection and Recovery (CPR), C:\MORE!, NetOFF, Server Sentry, Phantom of the Console, Server Cam, WinShield, and FolderBolt. See "Citadel Products". The Company's clients include many Fortune 2000 companies, government and educational agencies and individual PC users.

THE COMPANY STRATEGY

The Company's strategy is to develop long-term client relationships and to maintain a high level of lifetime client satisfaction, which the Company believes will result in additional recurring revenues from new products and upgrades on existing software products. The Company has focused its development efforts on the client-server LAN and PC market due to the rapid growth of this market as companies, government agencies and educational users shift from mainframes to client server networks and intranets. The Company believes its products are positioned to capitalize on this trend.

The Company's fundamental objective is to become a leading supplier of security and administration software products for computer networks and PCs. The Company seeks to achieve this objective through the following strategies:

     - EXPAND SOFTWARE PRODUCT PORTFOLIO. The Company's existing product line addresses a wide range of the security and administration needs of computer network administrators and PC users. The Company believes a central element of its future success will be the development of new products and enhancements for its existing products that provide additional capabilities and features and differentiate the Company's product line from the product lines of competitors and potential competitors.

     - CONTINUE TO EXPAND SALES AND MARKETING. The Company is continuing to implement the restructuring of its marketing and sales effort, moving from telemarketing to distribution through the retail, distributor, VAR, and OEM channels.

     - ENTER INTO ADDITIONAL STRATEGIC RELATIONSHIPS. The Company has successfully developed strategic alliances or partnerships with other technology companies in the past. In addition to the strategic alliance with Metamor, the Company has developed a close working relationship with Iomega, which has included the Company's C:\More! product in its Iomega-ready software program and assisted the Company in promoting the product. The Company also works closely with representatives of Novell and Microsoft in the development of its products. The Company intends to further leverage its technology and products by entering into strategic relationships with other technology companies, including other complementary software and hardware providers (such as PC OEMs, server manufacturers, and removable media storage vendors).

     - MAINTAIN TECHNOLOGICAL LEADERSHIP. The Company believes that its computer security and administration products are more advanced than those of its competitors. It intends to maintain its technological lead by continuing to dedicate significant resources to its research and development efforts.

     - PURSUE ACQUISITION OPPORTUNITIES. In addition to the Company's internal product development efforts, the Company has had success in acquiring products and technology. Such acquisitions can be less expensive and more time efficient than internal development. The Company believes that additional opportunities may arise in the future to expand its product lines or technology base by acquiring businesses, products and technologies that complement those of the Company.

INDUSTRY BACKGROUND

NETWORK SECURITY AND ADMINISTRATION.   Largely as a result of the increasing
power, ease of use, and low cost of PCs, many businesses and other organizations have shifted from a centralized mainframe computer platform, usually procured from a single vendor, to a distributed multiple-PC networked platform, the elements of which are procured from a variety of vendors.
These organizations have invested heavily in client-server networks, "intranets," and other distributed computing networks to realize the cost and productivity benefits of sharing applications, files, data, and printers and other peripherals among PC users across a work group, department or entire enterprise. As a result of the migration of mainframe applications to network servers, mission critical functions are increasingly performed over such distributed networks. These functions include e-mail; electronic funds transfer; reservation entry for airlines, hotels and rental car companies; and telemarketing and order entry.

The use of complex, heterogeneous distributed networks linking multiple host servers and client PCs creates substantial risk. Unauthorized interception, alteration, and theft of proprietary information, as well as electronic vandalism or terrorism aimed at disrupting network operations, can have major adverse effects on the organizations that own, operate, and/or use those distributed networks. This risk grows every day because of the deployment of more capable PCs, growth in the number of network access points, enhancements in the ability of different types of computers to communicate with one another, and expansion in the number of public and private communications networks used to support distributed computing environments. As a result of these developments, protecting distributed networks and the information transmitted over those networks is an increasingly important and difficult task.

Another challenge facing organizations that depend on distributed computing networks is network administration. In many cases because of budgetary or other constraints, organizations are hard pressed to address the network administration needs that arise as their networks grow in size and complexity. Some organizations outsource some or all network administration tasks to a service bureau or VAR. Some smaller organizations have no formally trained network administrator available on a daily basis. Organizations without a substantial (and usually expensive) in-house network administration effort are vulnerable to network disruptions. Such disruptions can reduce top-line revenue by preventing the entry of order information and delaying transaction processing, reducing internal productivity by idling network users, alienating customers by interfering with customer service functions, and increasing overall workplace tension.

The Company believes that corporate and institutional use of distributed computing networks will continue to expand and that, as reliance on these networks deepens, organizations will become increasingly more concerned about
(i) protecting the integrity and security of these networks, (ii) reducing the incidence of network disruptions, and (iii) reducing the expense of network administration. The Company, therefore, believes that demand for more powerful and more cost effective network security and administration tools will grow substantially over the next several years.

PC SECURITY AND ADMINISTRATION. Even in a distributed computing environment, many users prefer to maintain all or a substantial portion of their important "stuff" (E.G., business and personal files) on their desktop hard drive or other desktop storage media (i.e., diskettes, Zip drives, etc.). Desktop computer storage continues to grow and new systems provide on average more than 5 GB of storage for each user's data, e-mail, and Internet downloads.

Storage of large amounts of information at the desktop level increases the risk of security breaches by inviting unauthorized access, viewing and copying of confidential information, and access to network information during the many times a user is away from his or her desk, including lunch breaks or meetings. Moreover, organizations are moving to expand sharing of desktop PCs by employees, particularly in functions that require 24-hour service. Shared PCs are found often in service bureaus, call center operations, government and education agencies, libraries, and the home. Protecting an individual user's data and PC settings and configuration is critical, especially in a shared PC environment.

THE CITADEL SOLUTION

The Company's current line of software products addresses computer security and administration problems at both the network and desktop levels. Key features of the Company's products include:

     - INTEGRATED PRODUCT CAPABILITIES. The Company's integrated security and administration solution enables a network administrator from a single console to automatically shutdown and restart in an orderly manner servers and desktop units in the event of a network crash, control access to network resources, log off inactive desktop users and save all desktop work in progress, and automate routine network maintenance tasks.

     - PC CONFIGURATION PROTECTION. The Company's solutions also enable individual PC users, particularly those who share a desktop unit with a co-worker or other students, to protect their PC configurations and data.

     - ENHANCED CUSTOMER PRODUCTIVITY. The Company's products are designed to improve overall office productivity, particularly by reducing the direct and indirect costs of network operations by reducing (i) the personnel resources required to administer the network, (ii) the disruption (including data loss) caused by network crashes, (iii) software license fees charged to inactive users, and (iv) unauthorized use of network and desktop resources.

     - EASE OF USE, OPTIMIZE PRODUCTS FOR LEADING TECHNOLOGIES. The Company's products are easy for a customer to install and are fully compatible with the major network and desktop operating systems, including Windows NT, NetWare, and Windows 3.1 and 95. The intuitive look and feel of the products' graphical user interface ("GUI") enhances their usability.

     - MODULAR PRODUCT DESIGN. The Company's network programs can be added on a plug-and-play basis to the Citadel Network Administrator - a centralized program manager included with all Citadel network products. This modularity provides a migration path for network administrators. As their network security and administration needs become more complex, they can utilize more of the Company's products and operate them all through an existing, familiar program manager.

     - COST EFFECTIVENESS. The Company believes its products can reduce the cost of overall system support and maintenance be ensuring an orderly backup, reducing license fees by logging off inactive users, and reducing the personnel resources required to administer networks.

CITADEL PRODUCTS

NETOFF 5.0 NetOFF is designed to protect a network by shutting down unattended client PCs automatically after a specified period of inactivity. Network administrators may also use NetOFF to shut down such PCs to complete a clean backup. The product ensures an orderly shutdown by automatically closing all open files and applications on the PC and saving the information. NetOFF is available for the Windows NT and NetWare platforms and supports Windows 3.1, 95, and NT desktop PCs. The benefits of NetOFF include:

     - Enhancing Overall Computer Security - Unattended desktop PCs subject the network and PC to a heightened risk of data theft. NetOFF protects confidential files and information by loading a password protected screensaver and logging off the unattended PCs, thus shutting off access to PC hard drives and the network.

     - Facilitating Clean Back-Ups - To protect important information, almost every company employs a back-up system. The back-up system is a magnetic tape drive or other storage medium that periodically copies all of the data stored in the network. Should a data loss occur from a power failure, mechanical failure or other error, the lost information can be restored in a relatively short time, saving the company the time and effort necessary to attempt to reconstruct lost data and files. The back-up system, however, backs up only closed files. If a PC is logged on during the process, data in open files can be corrupted or omitted from the back-up tape. NetOFF eliminates these problems by automatically logging off network client stations at a time pre-selected by the network administrator.

     - Conserving Resources - Software license fees are often based on the number of actual users of the licensed product. Many companies pay excess license fees for programs that are left open on unattended computers. NetOFF helps customers reduce costs by logging off unattended PCs.

SERVER SENTRY. The Company believes Server Sentry is the first network protection product that automatically restarts the network server in the event of a crash. Server Sentry automatically notifies network personnel, produces downtime reports, and captures information to enable the network administrator to avoid recurrences. Server Sentry is available for NetWare 3.x and higher. A Windows 95 and NT version is being developed with an expected release date in the second quarter of fiscal year 1999.

PHANTOM OF THE CONSOLE. Phantom operates as a "virtual administrator," automating specified daily server tasks for network file servers, thus permitting network administrators to increase LAN productivity. The product automatically executes commands and runs programs at any set time, day or night, without the need for an administrator at the console. Phantom preserves server cache memory and improves overall server performance by scheduling the unloading, loading, and execution of network loadable modules. Phantom is available for Windows 3.x and 95 and NetWare 3.x and higher. A Windows NT version is being developed with an expected release in the second quarter of fiscal year 1999.

SERVER CAM. Server Cam emulates a time-lapse video recorder connected to the network server console. Server Cam captures events as they occur, which helps network personnel to recreate and investigate the events leading to a crash. Server Cam is available for NetWare 3.x and higher. A Windows 95 and NT version is in development with an expected release in the second quarter of fiscal year 1999.

FOLDERBOLT. FolderBolt provides desktop users, particularly users in a shared desktop PC environment, such as education, with several tools to protect proprietary information. Users can protect groups of directories, individual directories, or files by designating them as locked or read-only protected or as a secure drop box. Optional data encryption adds another layer of security against more sophisticated intruders. Users are able to send self-extracting encrypted e-mails within the company or across the Internet. FolderBolt is available for Windows 3.1 and MacIntosh. Windows 95 and NT versions are expected to be released in the second quarter of fiscal year 1999.

WINSHIELD. WinShield is designed to address the problems that arise when users share desktop PCs in work environments such as schools, libraries, government offices, and resource centers such as Kinkos and AlphaGraphics. The product enables a network administrator (or in a smaller office, individual users) to establish different profiles for different users that can only be modified by the administrator. These profiles include desktop appearance, configuration, and initialization, as well as restrictions on user access to various PC and network resources (including hard drives, diskettes, CD-ROMs, printers, Internet access, etc.). The same desktop PC can then toggle between several user profiles.

WinShield prevents deliberate or accidental configuration changes that can disrupt use of a desktop PC, abuse of PC or network resources (such as unauthorized Internet surfing or installation of unauthorized software), and interception or alteration of proprietary information. The user can govern access to CD-ROM or disk drives and control the specific CDs that can be used. WinShield is currently available for Windows 95 and 3.x. A Windows NT version and a server-controlled version was released in June 1998. The product has been included in Compaq's and Microsoft's software bundles for the educational market and has been a feature product of the month on Microsoft's website and is sold through Best Buy, Office Max and other retail outlets.

C:\MORE! C:\More!, which began shipping in January 1998, enables both individual and networked computer users to quickly and easily locate all of their computer files. The proliferation of storage alternatives, such as higher capacity hard drives that can store gigabytes of information and high capacity removable media such as ZIP, JAZ, Syquest and others, combined with dramatic growth in the complexity and size of files to be stored as the use of graphics and other storage-intensive capabilities grows, has led to users finding it more and more difficult to find and access stored information.

Using advanced summarization technology licensed from the PARC Laboratory-based Inxight Software division of Xerox, C:\More! automatically scans and catalogs files from virtually all forms of computer storage media, including hard drives; floppy, Iomega-TM-, SyQuest-TM-, and Imation-TM-disks; and even CD-ROMs. It automatically creates and updates keywords, summaries, and thumbnail images (for graphics files) and generates an index that the user can later search when trying to locate and retrieve a particular file, even a file stored on removable media not currently inserted in the drive. Text searches can be conducted without opening files, and graphics files can be identified quickly via thumbnail viewer. C:\More! also enables users to easily move many files from different physical sources at one time onto a ZIP or other high capacity removable medium to take home, take on the road, or share with others.

C:\More! provides cataloging assistance that has been available in the past only to high-end users in the digital photography and desktop publishing industries in products like Cantos and Extensis. The product provides much greater file/information capability than file-management utilities from Symantec, Corel, and Claris, which only minimally enhance functions built into Windows and other operating systems and applications. C:\More! has been endorsed and approved as an Iomega-ready software product. C:\More! is currently available for Windows NT, 95, and 3.x and is sold through Best Buy, Office Max and other retail outlets.

CRASH PROTECTION AND RECOVERY SYSTEM ("CPR"). CPR for Netware 3.X and higher operating systems was released in April 1998. The Company expects to release its Windows NT version of CPR, currently in Beta, during the third quarter of fiscal year 1999. CPR enables the fully unattended shutdown and restart of servers and desktop PCs in the event of a computer network crash or other catastrophic event, such as a power outage. CPR is an integrated package combining four of the Company's products - NetOFF, Server Sentry, Phantom of the Console, and Server Cam. These modules operate under a centralized program manager - Citadel Network Administrator. Together, the modules (i) detect fatal server problems, (ii) shut down the servers and logoff individual desktop PCs in an orderly manner, (iii) keep a record of the network disruption for later analysis, and (iv) automatically restart the server. CPR initiates and manages the network recovery process in a comprehensive manner - from the first sign of a problem through crash analysis - and thus enables the administrator user to reduce downtime and determine what caused the network to crash. CPR minimizes network downtime and the attendant problems of a network crash such as data loss. CPR initially will be available for the NetWare platform with a Windows NT version expected to be released during the third quarter of the current fiscal year.

CITADEL SECURE DESKTOP ("CSD"). To be released in beta during the second quarter of fiscal year 1999, CSD is being jointly developed by the Company and Millennium. Combining technologies from both companies, CSD will create the most secure Windows desktop PC operating environment available. CSD will be positioned and marketed to large corporations running large heterogeneous networks combining mainframes, minicomputers, LAN/WAN servers, and desktop client PCs. Key features will include single sign-on, idle logoff (utilizing NetOFF technology), desktop configuration (utilizing WinShield technology), file and folder encryption (using FolderBolt technology), Internet monitoring and blocking features, and a customizable GUI shell.

Additional Company products include: (1) Tabworks, a personal document management tool for computers using Windows 95 and 3.1 operating systems;
(2) NetConsole, which is designed to automate input tasks at the server console so that commands can be scheduled at an unattended server; (2) NetPurge, which automatically searches for old or unused files and moves them to archival storage; (3) NetQ, which enables network users to manage facility queues, such as those for printing, archiving, or custom applications; and (4) NetWatch, which detects and corrects unowned network files.

SALES AND MARKETING

With the introduction of new products, recruitment of software sales executives, and a revised sales model, the Company intends to leverage a broad range of sales and marketing opportunities that will target direct and indirect customers.

SALES

To address a broad range of sales and marketing opportunities, the Company, in fiscal 1998, changed the focus of its selling efforts from a telemarketing direct sales force to a multi-channel distribution strategy. The Company's multi-channel sales strategy includes an enterprise sales group, OEM distribution arrangements, VAR and dealer channels, direct sales channels, strategic alliances with industry leaders, and trade shows.

   - ENTERPRISE SALES GROUP AND VARS. This direct sales group is responsible for end users owning or operating large, sophisticated enterprise networks, including corporations and educational institutions. These end users place orders primarily for the Company's products and have a sales cycle from two to six months depending on the size of the network and the resources they have available for testing.

        In addition to managing the Company's relationship with these end users, the Enterprise Sales Group is responsible for recruiting and managing VARs nationwide. Each sales person is responsible for developing relationships with VARs and end users in their geographic territory. VARs and other resellers broaden the Company's exposure to corporate and educational accounts. VARs can purchase the Company's products through wholesale distributors or direct from the Company, depending on their business model. In January 1998, the Company's VAR authorization program was launched. As of the end of May 1998, the Company had 68 VARs recruited.

        The Company continues to work with a limited number of international resellers for WinShield, C:\More!, NetOFF, Server Sentry, and Phantom of the Console. In 1998, the Company entered into relationships with distributors in the UK and Japan that will enable the Company to penetrate the UK, France, Germany, Spain, Italy and Japan markets.

   - DIRECT SALES GROUP. This group, which is primarily composed of in-house telemarketers, focuses on qualifying leads for the Enterprise Sales Group. This function includes cold calls and follow-up calls from marketing events and trade shows. The group does the majority of the prospecting and qualifying of large deals, thus allowing the Enterprise Sales Group to focus on closing the sale. The Direct Sales Group also closes sales on small deals and inbound calls.

   - CHANNEL GROUP. This group focuses on retail accounts and on the wholesale distributors, such as Ingram Micro and Tech Data, through which both VARs and retail accounts source products. The group is also responsible for sales and marketing events that are implemented in national retail chains such as CompUSA. By leveraging the retail channel, the Company believes it can effectively build brand recognition for the Citadel name and enhance the market profile of its entire software product portfolio.

        The Company currently has C:\More! and WinShield stocked in Office Depot, CompUSA, Computer City, Micro Center, and Best Buy and is negotiating with office super stores, mall chains, and other retail accounts. The Company is also implementing indirect training programs with the sales representatives in retail storefronts. These programs are managed via direct mail to each store location from the Company's corporate office.

MARKETING

The marketing department provides each of the sales groups with the tools necessary to develop leads, inform prospective customers, and close sales. The Company's marketing activities include direct mail to VARs and other resellers as well as educational and corporate buyers, public relations via product reviews, industry trade shows with trade show partners such as Iomega and Novell, joint marketing with retailers, and Internet advertising. The Company's product awareness advertising is combined with an aggressive public relations campaign and advertisements targeted at resellers and vertical markets.

Since the Company has undergone significant changes through both acquisitions and product updates, it was necessary during fiscal 1998 to develop new user interfaces, packaging, literature, and collateral materials for each product. The new materials now give the Company's products a common look and feel that serves to easily identify the Company's products at all levels, retail, reseller and end user. This common look and feel also helps to raise the Company's profile in the software industry and expand product cross-selling opportunities.

The marketing group also gathers specific information from customers and sales representatives that is used to assess future market opportunities and plan future products.

BUSINESS DEVELOPMENT

The business development team's mission is to (i) increase market awareness of the Company and (ii) identify additional channels and vehicles through which to market the Company's products.

Business development has the lead in implementing the Company's plan to systematically approach all PC OEMs, disk drive manufacturers, server manufacturers, and removable storage media vendors regarding potential business partnerships. The Company's existing strategic relationships with Novell, Microsoft, and Iomega provide the Company with (i) valuable insight into future developments in network and desktop operating systems and other technologies, (ii) a higher market profile as the Company is invited to promote and demonstrate its products at key industry trade shows and conferences, (iii) access to top resellers in the Company's target market, and (iv) expanded cross-selling opportunities. The Company's business development team expects to derive similar benefits from new business partnerships.

PRODUCT DEVELOPMENT

The Company believes that its success will depend largely upon its ability to enhance existing products and develop new products that meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. The Company intends to expand its product offerings and to introduce new products for customers seeking additional network and PC security and administration features. While the Company intends to primarily develop the products internally or through its affiliation with Metamor, it may, based on timing and cost considerations, acquire technologies or products from third parties.

The Company's product development efforts are built around its analysis of market opportunities. That analysis includes a review of existing or potential competition by the developers of the key operating systems or other third-party vendors. After an opportunity is identified, business development with sales and marketing input prepares a Product Requirements Document ("PRD") outlining the market opportunity and the product features needed to address it.

In developing new products, the Company strives to meet the following standards in product development:

     - STANDARDS COMPLIANCE AND NETWORK COMPATIBILITY. The Company's products comply with industry standards and are designed to be compatible with the leading network and desktop PC operating systems, including Novell's NetWare and Microsoft's Windows NT. To that end, the Company's products are currently developed using Microsoft Visual C++ and Novell toolkits.

     - EASE OF USE. The Company's products are designed to function without extensive and continual user involvement. The aim is to simplify, not complicate, the user's work environment.

     - EASE OF ADMINISTRATION. The Company has extended its ease-of-use concept to network administration with the Citadel Network Administrator, which is designed to provide central management and security features with the ability to "plug and play" additional functions at a low cost.

     - COST EFFECTIVENESS. The Company provides products at a price and performance level that the Company believes offer superior network and PC security and administration options at affordable prices.

Schedules for the development of high technology products are inherently difficult to predict, and there can be no assurance that the Company will achieve targeted initial customer shipment dates for any of its products, or at all.

The Company accounts for software development costs in accordance with SFAS No. 86 issued by FASB. Under this pronouncement the Company is required to capitalize software development costs after technological feasibility of a project is established and must cease capitalizing such costs when the products derived from the project are available for sale, lease or otherwise marketed. After which, capitalized costs are amortized on a product-by-product basis, based on the greater of (a) the amount computed by the straight-line method over the estimated useful life of the product or (b) the amount computed by using the ratio that current gross revenues bear to the total of current and anticipated future revenues. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any product for which the net book value is in excess of its net realizable value. It is reasonably possible that future events may cause a reduction in the amortization period of software costs.

The Company maintains a core software development staff at its corporate office to maintain existing code bases and define the Company's approach in developing new technologies and products to meet market opportunities. Once a product design has been finalized, the actual final development work is either performed in-house or outsourced to Millennium, Metamor's software development operation, depending on project scope and resource schedules.
The Company anticipates that it will continue to commit substantial resources to research and development in the future.

The Company recently introduced C:\More!, WinShield NT and WinShield Network and is in the beta testing on CPR-NT and FolderBolt for Windows 95 and NT. The Company is currently in development on its Citadel Secure Desktop product. Planned releases on all three products are scheduled for the second and third quarters of the Company's 1999 fiscal year. The Company also intends, with its resources and the resources available to the Company from Metamor, to introduce additional products and upgrades to existing products that continue to address current and future end user needs.

CLIENT SUPPORT AND WARRANTIES

The Company believes that retention of customers is a key element of its future success. Therefore, the Company is dedicated to the highest level of customer support and satisfaction. The Company encourages its sales employees in their interaction with a customer to be flexible and innovative to ensure that the customer's needs are met. The Company's specialized information systems also further the Company's customer service goals. They enable the Company's employees to enter comments regarding a customer's order, as well as comments regarding feedback, both positive and negative, from the customer. These comments can then be accessed by other employees, allowing them to quickly reference a particular customer's preferences, needs, and past ordering practices, among other information.

The Company's products are generally warranted to be free of defects in materials and workmanship for 90 days. The Company offers yearly maintenance contracts on most of its software and basic technical support and replacement of defective media.

MANUFACTURING AND SUPPLIERS

The Company prepares master software disks, user manuals and packaging for certain products and out-sources production of other products. Certain of the Company's disk duplication, as well as its product packaging, is performed by the Company at its offices, while the other disk duplication and product packaging and printing of user manuals and related materials is performed to the Company's specifications by outside sources. During peak demand, the Company may use outside sources to perform disk duplication and product packaging services. To date, the Company has not experienced any material difficulties or delays in manufacture through an interruption in its own production or the production of any suppliers. Because of the generally short cycle between order and shipment, The Company does not believe that its backlog as of a particular date is indicative of future sales.

CUSTOMERS

The Company's customers include many Fortune 2000 companies, governmental and educational agencies and individual PC users, and there appears to be a strong need for the Company's products within these market segments. There are no assurances that these customers will continue to utilize the Company's products in the future.

COMPETITION

The security and administration software industry is intensely competitive and rapidly changing. The Company competes against large companies (such as Microsoft, Novell, Computer Associates, McAfee, Symantec and others) that offer network and desktop PC security and administration software as a segment of their businesses. The Company also competes with a large number of small companies that offer security and administration software for networks and desktop PCs as a portion of their product line. Some of these competitors offer products that address multiple aspects of network and desktop security and administration and management, while other competitors market products that provide narrow solutions. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. Further, many competitors have established relationships with customers of the Company and end users of the Company's products. The Company's competitors could, in the future, introduce products with more features and lower prices than the Company's product offerings. These companies could also bundle existing or new products with other, more established products in order to compete with the Company.

The Company and its competitors generally compete on the basis of product features and functions, product architecture, product quality, the ability of products to run on a variety of different network and desktop operating systems, technical support and other related services, and price/performance features. Based on these factors, the Company believes that its products are well positioned in the market and that it has targeted promising niche opportunities.

An example of such strategic niche targeting is the Company's CPR product. Most software developers have focused on high-level network management and disaster recovery (i.e., backup and restore) products. On the high-end of network management, IBM, Computer Associates, and Hewlett-Packard fight for market share. Their products focus on managing the installation, setup, and day-to-day operations of large heterogeneous networks. On the lower end, companies like Intel, Seagate, Symantec, and McAfee have products that focus on data backup and recovery, software distribution and metering, auditing, anti-virus and PC system repair. CPR targets a need that to date has not been addressed - unattended detection, evaluation, and resolution of network server problems and failures. Although some of CPR's features can be found in other network products, those products require manual intervention by network administrators, rather than 24 hour a day automatic supervision of the network.

Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. The Company also expects that competition will increase as a result of future software industry consolidations, which have occurred in the past. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network and desktop PC operating system vendors could introduce new or upgrade existing operating systems or environments that include security and administration functionality offered by the Company's products, which could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial conditions.

INTELLECTUAL PROPERTY

PURCHASED AND INTERNALLY DEVELOPED PROPRIETARY TECHNOLOGY.

During the course of calendar year 1996, the Company acquired several products (generally through the purchase of other companies) with the aim of using the base proprietary technology within each product to create a new class of utility software. These product acquisitions included:

     -    Server Sentry
     -    Phantom of the Console
     -    Server CAM
     -    WinShield
     -    FolderBolt

In addition to these acquisitions, the Company also acquired licenses for other important technologies which are included in C:\More!, the Company's solution for cataloging and file retrieval in a multiple storage media.

C:\More! also incorporates a Company-developed robust search and retrieval engine that ultimately will be available for use by other application developers. The engine will allow developers to access cataloged information directly from the Microsoft Office products as well as prevalent programming languages such as C/C++, Visual Basic, and Java.

The Company's networking products are based upon proprietary technologies that provide a core set of common user interface objects and libraries. This core set is known as the Citadel Administrator Framework ("CAF"). CAF enables the Company to produce new products or conform new acquisitions for the Windows 32-bit environment in a fraction of the time normally spent developing user interfaces. For example, a product that needs to include network features can be compiled in such a way that the simple inclusion of a single Windows dynamic link library will allow it to communicate within heterogeneous network environments such as Novell NetWare and Microsoft Windows NT.

The Company has developed proprietary technology and expertise to manage crashes on Novell or NT servers. To automate the response to these events, the Company has developed the Citadel Server Crash Applications Programming Interface ("API"). This API enables Server Sentry to intercept and document many of the common causes behind server crashes and delay or even prevent the crashes from occurring in the first place.

The core of NetOFF is the Company's proprietary Citadel Workstation Shutdown Technology ("CWST"). CWST automatically shuts down and saves all work in progress on a PC. CWST can be modified by the user to shut down new applications, or the user can rely on CWST's built-in advanced application identification capability.

To assist in its automation efforts, the Company has developed a portable scripting language and execution tool that can run on Microsoft NT servers, NT Workstation, Windows 95, and Novell NetWare servers. This technology is currently the basis for Phantom of the Console. The scripting language can also be launched by other applications and programming languages installed on the same computer.

The Company is well prepared to develop new products as encryption becomes an increasingly used tool in providing security in the distributed computing environment. The Company's dynamic modular approach to encryption applications supports its own proprietary encryption algorithms as well as other encryption methods available in the marketplace. Where secure access is a concern, WinShield contains proprietary components such as the WinShield Extensible Platform, which allows users to specify additional features not found in WinShield as initially installed, such as blocking a specific menu from within a specific application.

INTELLECTUAL PROPERTY RIGHTS.

The Company regards certain features of its internal operations, software and documentation as its intellectual property. The Company's success has been and will be dependent in part on its ability to protect its proprietary technology. The Company relies primarily upon a combination of copyright, trademarks, trade secret laws, confidentiality agreements and other measures to establish and protect its rights in its proprietary technology. The Company does not have any patents or statutory copyrights on any of its proprietary technology which the Company believes to be material to its future success, and the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection of the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

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

EMPLOYEES

As of May 26, 1998, the Company had 33 employees: 16 in sales and marketing, 4 in product research and development, 4 in production and operations, 4 in customer service and technical support and 5 in administration, finance and MIS. The Company anticipates adding additional employees in sales, marketing, and research and development as needs and resources dictate. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

GOVERNMENT REGULATION

Government regulation has not had a material effect on the Company's conduct of its business to date.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business. This disclosure is for the purpose of qualifying for the "safe harbor" provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. It contains factors which could cause results to differ materially from such forward-looking statements. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement.

The following matters, among other things, may have a material adverse effect on the business, financial condition, liquidity, results of operations or prospects, financial or otherwise, of the Company. Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; FUTURE OPERATING RESULTS
UNCERTAIN

The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including the size and timing of significant orders; increased competition; market acceptance of new products, applications and product enhancements; changes in pricing policies by the Company and its competitors; the ability of the Company to timely develop, introduce and market new products, applications and product enhancements and to control costs; the Company's success in expanding its sales and marketing programs; technological changes in the LAN security and administration market; the mix of sales among the Company's channels; deferrals of customer orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; and general economic factors.

The Company's future revenues are difficult to predict. The Company operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped. Revenues for any future quarter are not predictable with any significant degree of certainty. Product and software maintenance revenues are also difficult to forecast because the LAN security and administration market is rapidly evolving and the Company's sales cycle varies substantially from customer to customer. Royalty and license revenues are substantially dependent upon sales by OEMs of their products that incorporate the Company's software. Accordingly, royalty and license revenues are subject to OEMs' product cycles, which are also difficult to predict. Royalty and license revenues are further impacted by fluctuations in licensing activity from quarter-to-quarter, because initial license fees generally are non-recurring and recognized upon the signing of the license agreement. The Company's expense levels are based, in part, on its expectations as to future revenues.
 If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is possible that in future quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

COMPETITION

The network security and administration market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. The Company's major competitors on the Novell NetWare and Windows NT platforms include Computer Associates, McAfee, Symantec and others, all of which have greater financial resources than the Company. The Company also expects increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server market. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could adversely affect the Company's business, operating results and financial condition.

Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that include storage management functionality offered by the Company's products, which could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not adversely affect its business, operating results and financial condition.

DEPENDENCE ON NEW SOFTWARE PRODUCTS; RAPID TECHNOLOGICAL CHANGE

The security and administration software market is characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be adversely affected. The Company currently has plans to introduce and market several potential new products and upgrades in the next twelve months. Due to the complexity of software products and the difficulty in gauging the engineering effort required to produce these potential new products and upgrades, such potential new products and upgrades are subject to significant technical risks. There can be no assurance that such potential new products and upgrades will be introduced on a timely basis or at all. In the past, the Company has experienced delays in the commencement of commercial shipments of its new products and upgrades, resulting in the loss of customers and delay or loss of product revenues. If potential new products and upgrades are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be adversely affected.

Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. The Company has in the past discovered software errors in certain of its new products after their introduction and has experienced delays or lost revenues during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

RELIANCE ON MICROSOFT AND NOVELL TECHNOLOGY

The Company's software products are designed for Microsoft technologies, including Windows NT and Windows 95, and Novell Netware. Although the Company believes that Microsoft and Novell technologies are and will be widely utilized by businesses in the corporate market, no assurances can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that the Company does not support. Moreover, the Company's strategy will require that the Company's products and technology be compatible with new developments in Microsoft and Novell technologies, and there can be no assurances that the Company will be able to develop compatible products.

RISK ASSOCIATED WITH STRATEGY OF EXPANDING RESELLER AND OEM CHANNELS

Historically, the Company used primarily a direct sales model, complemented with a telesales force, for the sale of its software products. In fiscal 1998, the Company began to expand its distribution efforts to include third party resellers in both the United States and internationally. To increase the Company's growth will require the Company to expand its direct sales force and add distributors, system integrators and value added resellers (collectively, "resellers") to market, sell, and support the Company's software products. The Company will be increasingly dependent upon resellers for domestic and international sales. The Company has only limited experience in marketing its products through resellers. The expansion of the Company's distribution network and its direct sales force will require the expenditure of substantial resources. There can be no assurance that the Company will be able to expand its distribution channels successfully.

Even if the Company is successful in its expansion into the distribution channel, the Company's agreements with resellers will generally not be exclusive and in many cases may be terminated by either party without cause. Many of the Company's resellers will carry product lines that are competitive with those of the Company. Therefore, there can be no assurance that these resellers will give a high priority to the marketing of the Company's products and they may, in fact, give a higher priority to other products, including the products of competitors. Events or occurrences of this nature could have a material adverse affect on the Company's business, operating results and financial condition. The Company's results of operations could also be adversely affected by changes in reseller inventory strategies, which could occur rapidly, and in many cases, may not be related to end user demand. There can be no assurance that the Company will be successful in retaining resellers or if retained such resellers will be successful in selling and marketing the Company's products.

In addition to the above, an integral part of the Company's sales strategy is to increase the proportion of the Company's customers licensed through OEMs.
As with resellers, the Company has limited experience in dealing with OEMs.
The Company is investing and plans to continue to invest significant resources to develop this channel, which could materially affect the Company's operating performance. There can be no assurances that the Company will be successful in its efforts to increase the revenues or profits generated by this channel.

INTERNATIONAL OPERATIONS; RISKS ASSOCIATED WITH INTERNATIONAL SALES

The Company believes that its growth and profitability will depend in part on its expansion into international markets and the Company has recently entered into affiliations in the UK and Japan. While the Company has taken steps to minimize the financial exposure of such ventures, there can be no assurances that its products will be successful overseas and that these ventures will not have an adverse impact on the financial condition of the Company. In addition, in order for the Company to successfully expand international sales significant management attention and financial resources could be required and could have an adverse effect on the Company's operating margins. In addition, the Company relies significantly on its distributors and other resellers in international sales efforts, that are not employees of the Company and do not offer the Company's products exclusively, and there can be no assurance that they will continue to market the Company's products. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, fluctuations in the values of currencies, tariffs and other trade barriers, costs to localize products, lack of acceptance of localized products, if any, in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and the Company's business, operating results and financial condition.

MANAGEMENT OF EXPANDING OPERATIONS

In the event the Company experiences a period of significant expansion of its operations such expansion could put a significant strain upon the Company's management systems and resources. In addition, such expansion will require the Company to hire a significant number of employees. The Company may also need to expand the geographic scope of its customer base and operations. This expansion could result in substantial demands on the Company's management resources. The Company's ability to compete effectively and to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do any of these successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

DEPENDENCE UPON KEY PERSONNEL

The Company's future performance also depends in significant part upon the continued service of its key technical and senior executive and sales management personnel, only some of whom are covered by employment contracts. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, or retain other highly qualified technical and managerial personnel in the future.

DEPENDENCE ON GROWTH IN THE NETWORK STORAGE MANAGEMENT MARKET; GENERAL ECONOMIC AND MARKET CONDITIONS

Substantially all of the Company's operating business is in the network and desktop security and administration software market, which is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting security and administration solutions for their client/server and desktop environments. There can be no assurance that the market for network and desktop security and administration will continue to grow. If the security and administration software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT

The Company depends significantly upon proprietary technology. The Company relies on trade secrecy laws, confidentiality agreements and contractual provisions to protect its proprietary technology. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company does not have any patents or statutory copyrights on any of its proprietary technology which the Company believes to be material to its future success. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology substantially equivalent or superceding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection of the Company's proprietary information, in the event of any unauthorized use or disclosure thereof.

There has also been a substantial amount of litigation in the software industry regarding intellectual property rights. There can be no assurance that the Company will not become the subject of claims of infringement with respect to intellectual property rights associated with the Company's current or future products, trademarks or other proprietary rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, whether initiated by the Company or others and whether they are with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

PRODUCT LIABILITY

The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. As a result of these and other factors, the limitation of liability provisions contained in the Company's license agreements may not always be effective. The Company's products can be used to secure and administer critical operating systems within an organization, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. Although the Company believes its software products are Year 2000 compliant, there can be no assurance that the Company's software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

Although the Company believes the software and hardware it uses internally comply with Year 2000 requirements and is not aware of any material operational issues or costs associated with preparing its internally used software and hardware for the Year 2000, there can be no assurances that the Company will not experience serious, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

POSSIBLE VOLATILITY OF STOCK PRICE

The trading price of the Company's common stock has been subject to wide fluctuations throughout its history. The trading price of the Company's common stock could be subject to wide fluctuations in the future in response to quarterly variations in operating results, announcements of technological innovations or new products, applications or product enhancements by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

NEED FOR ADDITIONAL FINANCING

The Company currently funds product development and the expansion of sales and marketing activities through existing cash reserves and cash from operations and issuances of securities. In the event that cash from operations and other available funds prove to be insufficient to fund the Company's presently anticipated operations, the Company will be required to seek additional financing. In May 1998, the Company sold shares of convertible preferred stock to Metamor Worldwide, a holder of approximately 13% of the Company's outstanding common stock, for $2,000,000, and 2,000,000 shares of the Company's Common Stock to Icarus Investments I, Ltd., for $2,500,000. There can be no assurance that, if additional financing is required, it will be available on acceptable terms, or at all. Nor can any assurances be given that Metamor or Icarus would be willing to fund any additional operational requirements of the Company in the future.
Additional financing may involve substantial dilution to the interests of the Company's then-current shareholders.

LEGAL PROCEEDINGS

The Company is involved in certain legal proceedings as described in "Item 3. Legal Proceedings." While the Company intends to defend such lawsuits, adverse decisions or settlements, and the costs of defending such suits, could have a material adverse effect on the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its office premises located at 3811 Turtle Creek Blvd., Suite 600, Dallas, Texas, 75219-4421, pursuant to a lease that expires in
2001 with two five-year renewal options.   The Company believes that these
facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

The telephone number of its principal office is (214) 520-9292. The Company maintains a site on the World Wide Web at http://www.citadel.com.

ITEM 3.  LEGAL PROCEEDINGS

A former employee of LoneStar (the Company's predecessor) filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the individual owe the plaintiff additional stock options, were obligated to pay the exercise price for certain stock options, and breached a purported agreement to register certain stock held by the plaintiff. The plaintiff is seeking damages of approximately $2,300,000, plus attorneys' fees, pre- and post-judgement interest and costs of the lawsuit. The Company and the individual believe such claims are without merit and intend to vigorously defend against the claims and are considering filing counter-claims. The Company has filed an answer in the case, styled Heredia v. Citadel, et. al., in the 298th Court of Dallas County, Texas.

Two former employees of the Company have lawsuits pending against the Company demanding payment of a promissory note issued in connection with the acquisition of Kent-Marsh and Astonishing Developments, Inc. and are seeking damages in excess of $400,000. The Company reached a settlement with one of the employees under the terms of a promissory note and agreed judgment. The court severed the claims of the remaining party, who amended his claims to include amounts allegedly owing under an employment agreement (in the amount of approximately $168,000). The Company believes it has defenses to payment under the note and employment agreement and intends to vigorously defend against the lawsuit and pursue counterclaims. The Company has filed an answer in the cases, styled Nesbitt & Wesolek v. Citadel, and Nesbitt v. Citadel in the 193rd District Court of Dallas County, Texas.

On January 7, 1998, the Company's former Houston landlord filed a lawsuit against the Company, styled Lenhndorff Four Oaks Place Joint Venture v. Citadel, in the 11th Judicial District Court of Harris County, Texas, alleging that the Company breached a certain lease covering the Company's former Houston office space. The suit seeks damages to date of approximately $180,000, plus attorney's fees, pre and post judgment interest and court costs. The Company believes that it has viable defenses against such a claim and is in the process of filing a counter-suit against the plaintiff.

The Company, and its president, are involved in an arbitration proceeding, styled Vestcom Ltd. v. Citadel Computer Systems, Incorporated before the American Arbitration Association in Los Angeles, California. Vestcom claims it is entitled to compensation and a finder's fee for introducing the Company to a third party and is seeking damages of $100,000 in shares of the Company's common stock plus 50% of additional consideration paid by the Company to such third party. The Company and its president believe they have defenses to such claim. Vestcom agreed to stay the arbitration proceeding pending a decision on one of the Company's defenses in Texas state court.
The case is styled Citadel Computer Systems Inc. and Steven B. Solomon V. Vestcom, Ltd., in the 193rd Judicial District Court in Dallas County, Texas. In June 1998, the Texas state court made an oral ruling in favor of the Company and its president that the purported agreement was a forgery. In the event the Court issues a written opinion in accordance with its oral ruling, the arbitration proceeding should be permanently enjoined. The Company intends to vigorously defend against the claim.

On October 12, 1997, five former employees of the Company filed a lawsuit against the Company and one current and one former officer and director. The suit alleges that the Company and/or the individuals owe the plaintiffs free trading stock options in lieu of certain amounts claimed to be due to them for salary, bonus or override compensation, and seeks damages, attorney's fees, pre- and post- judgment interest, and costs allegedly in excess of $4,000,000. The Company and the individuals believe such claims are without merit and intend to vigorously defend against the claims. The lawsuit is styled Marks, Marks, Ranshaw, Colquitt & Lauratis v. Citadel Computer Systems, Inc., et al., in the 189th Judicial District Court of Harris County, Texas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 26, 1998, the Company held its Annual Stockholders Meeting, at which time the stockholders of the Company approved the following matters:

     PROPOSAL #1.  The election of following individuals as directors of the
Company: Chris Economou (for - 20,003,285, withheld - 118,866); Gilbert Gertner (for - 20,003,275, withheld - 118,876); Kenneth Johnsen (for - 20,006,835, withheld - 115,316); Victor Kiam II (for - 19,961,135, withheld -
161,016); Mark Rogers (for - 20,004,335, withheld - 117,816); Dr. Axel
Sawallich (for -20,006,835, withheld - 115,316); and Steven Solomon (for - 20,001,025, withheld - 121,126).

     PROPOSAL #2. Amendment to the Company's certificate of incorporation to change the name of the Company to Citadel Technology, Inc. (for - 20,013,184, against - 5,710, abstain - 103,257).

     PROPOSAL #3. Amendment of the Company's certificate of incorporation to increase the Company's authorized shares of common stock to 60,000,000 shares (for- 19,701,481, against - 308,406, abstain - 112,264).

     PROPOSAL #4. The ratification of the selection of Grant Thornton, LLP, as the Company's independent certified public accountants for the fiscal year ending February 28, 1998 (for - 19,972,581, against - 18,104, abstain -131,466).

                                   PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol CITN. The following table sets forth, for the periods indicated, the high and low bid and ask prices for the Common Stock as reported on the OTC Bulletin Board. Such prices have been adjusted to reflect the one-for-two reverse stock split effected on May 1, 1996. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Common Stock was traded under the symbol LSHO from December 15, 1995 to May 3, 1996, and under the symbol NOFF from May 4, 1996 to March 26, 1998.

-------------------------------------------------------------------------
FISCAL YEAR                       BID                       ASK
-------------------------------------------------------------------------
            Quarter          High      Low            High       Low
-------------------------------------------------------------------------
 1997

          1st Quarter        18.38     3.50           19.00      4.00
-------------------------------------------------------------------------
          2nd Quarter        13.75     3.00           14.00      3.50
-------------------------------------------------------------------------
          3rd Quarter         4.63     1.13            4.75      1.19
-------------------------------------------------------------------------
          4th Quarter         1.88      .84            1.94       .91
-------------------------------------------------------------------------
 1998
          1st Quarter          .88      .25             .97       .28
-------------------------------------------------------------------------
          2nd Quarter          .69      .15             .75       .17
-------------------------------------------------------------------------
          3rd Quarter          .90      .39             .93       .41
-------------------------------------------------------------------------
          4th Quarter          .55      .18             .59       .22
-------------------------------------------------------------------------
1999
          1st Quarter         1.94      .35            1.97       .35
-------------------------------------------------------------------------
          2nd Quarter
           (through 6/16/98)  1.81     1.16            1.88      1.22
-------------------------------------------------------------------------

Holders of Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Company has never paid cash dividends on its Common Stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors that the Board of Directors of the Company may consider. The Company has issued preferred stock, which entitles the holders thereof to preferences as to payment of dividends and liquidation proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

In January 1998, the Company received a loan in the amount of $400,000 from Thomas E. Oxley. The loan bore interest at a rate of 5% per annum and was payable in full on or before January 1999. In connection with the loan, Mr. Oxley received warrants to purchase 200,000 shares of common stock at $.32 per share (the then fair market value of the Company's common stock at the date of the transaction). The warrants vest immediately and expire on January 5,1999. Subsequent to the end of the Company's 1998 fiscal year, Mr. Oxley converted this debt into shares of the Company's Common Stock. Such securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. No underwriters were involved in connection with the sale of the securities.

In April 1998, the Company received a loan in the amount of $250,000 from Edward Coppola. The loan bears interest at 10% per annum and is payable in full on or before July 13, 1998. In connection with the loan, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $.50 per share (the fair market value of the Company's common stock at the date of the transaction). The warrants vest immediately and expire on April 1, 2001. Mr. Coppola has the right to convert this debt into shares of the Company's Series D Convertible Redeemable Preferred Stock (the terms of which are described below). Such securities were not registered under the Securities Act, in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. No underwriters were involved in connection with the sale of the securities.

On April 30, 1998, the Company and Precision Capital Investors Limited Partnership I ("Precision") entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which Precision purchased shares of 6% Series E Convertible Redeemable Preferred Stock for $500,000. The preferred shares are convertible into common stock of the Company at the election of the holder at any time after 90 days following the date of issuance, at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the consecutive five-day average closing bid price for the Company's common stock prior to the conversion date, or (ii) 115% of the closing market price as of the closing date of the issuance of the Series E Preferred Stock ($.79 per share). At any time after the date of issuance of the Series E Preferred Stock, and prior to the 90th day following the date of original issuance, this Company may redeem some or all of the outstanding Series E Preferred Stock at a redemption price in cash equal to 107.5% of the original issue price if redeemed within 30 days of issuance, 112.5% of the original issue price if redeemed between 31 and 60 days of issuance, and 117.5% of the original issue price if redeemed between 61 and 90 days of issuance, plus accrued and unpaid dividends to the redemption date. In connection with the transaction, the Company also issued warrants to purchase up to 150,000 shares of the Company's common stock at $0.75 per share (above the fair market value of the Company's common stock at the date of the transaction). Warrants to purchase 100,000 shares vest immediately, with the remaining warrants to purchase 50,000 shares vesting 90 days from the date of closing. All warrants expire on April 30, 2001. In the event the Company elects to redeem the preferred stock within 90 days of its issuance, the warrants to acquire the 50,000 shares will be nullified. The Company currently intends to redeem the Series E Preferred Stock prior to June 30, 1998. Such securities were not registered under the Securities Act, in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. Astor Capital acted as placement agent for the purchase and received a fee in the amount of 8% of the proceeds of the offering.

Subsequent to the end of the Company's 1998 fiscal year, on May 15, 1998, the Company and Metamor Worldwide, Inc. (formerly Corestaff, Inc.) ("Metamor") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Metamor purchased 2,000 shares of Citadel's 11% Series D Convertible Redeemable Preferred Stock for proceeds of $2,000,000. The preferred shares are convertible into common stock of the Company at the election of the holder at a conversion price equal to 150% of the twenty day average of the closing bid price of the Company's common stock prior to the closing of the purchase ($1.07 per share). The preferred shares will automatically convert into shares of common stock upon (i) the closing of an underwritten public offering that values the Company at a minimum equity value of $20,000,000 with proceeds to the Company of a minimum of $10,000,000 before expenses, or (ii) the date at which the Company's common stock maintains a closing bid price that is 100% greater than the conversion price for at least 20 consecutive days. Such shares were not registered under the Securities Act, in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. No underwriters were involved in connection with the sale of the shares under the Stock Purchase Agreement. Beginning one year from the date of closing, the Company may redeem all or part of the unconverted preferred shares based on a redemption price equal to 120% of the issuance price if redeemed prior to two years after the closing, 115% of the issuance price if redeemed prior to three years after the closing, or 100% of the issuance price if redeemed prior to four years after the closing.

Subsequent to the end of the Company's 1998 fiscal year, on May 26, 1998, the Company and Icarus Investments I, Ltd. ("Icarus"). entered into a Stock Purchase Agreement pursuant to which Icarus purchased 2,000,000 shares of Citadel's Common Stock for proceeds of $2,500,000. Such shares were not registered under the Securities Act, in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. No underwriters were involved in connection with the sale of the shares to Icarus.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein, as well as the disclosure relating to forward-looking statements set forth in Item 1. Description of Business--Certain Factors That May Affect Future Operating Results.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 1998, AS COMPARED WITH YEAR ENDED FEBRUARY 28, 1997

During the fiscal year ended February 28, 1998, the Company had net sales of $1,613,326, a decrease of $3,712,866, or 69.7%, over net sales of $5,326,192 during the fiscal year ended February 28, 1997. The Company realized this reduction in sales as a result of the restructuring of its operations, and the reduction in its workforce. The Company during the year changed from its mainly telemarketing and tradeshow sales model to a more traditional VAR, reseller, OEM and joint venture sales model. While the Company believes the newly adopted sales strategies have better positioned the Company for the future and expects increased sales in fiscal 1999, the revenues for fiscal 1998 were adversely affected by the restructuring and new sales strategy.

During fiscal 1998, the Company increased its efforts to enter into OEM and joint venture relationships with strategic partners to increase its sales channels. During the second quarter of fiscal 1998, the Company signed a bundling agreement with Compaq relating to its WinShield product. In October 1997, the Company entered into a strategic alliance with Metamor in which Metamor purchased 2,500,000 shares of the Company's common stock and the parties agreed to certain joint research and development, technology licensing, and marketing activities. In February 1998, the Company's WinShield product was the "spotlight of the month" product on Microsoft's educational software web site. In addition, the Company has recently started to market its products internationally through the establishment of distribution relationships in the UK and Japan. The Company is continuing to explore similar arrangements with other market leaders in the technology industry and the Company expects these channels will represent a significant percentage of the Company's revenues in the future.

The Company introduced its C:\MORE! and WinShield 95 products into the retail channel early in the fourth quarter of fiscal 1998 and has launched its WinShield NT and Network products during the first quarter of fiscal 1999. The Company is beta testing its CPR and FolderBolt 95 and NT products and expects to launch these products during the second and third quarters of fiscal 1999. The Company also expects to launch its Citadel Secure Desktop product and other new products and upgrades in the future quarters of fiscal 1999 that will provide ease-of-use security solutions for Internet and intranet applications on Microsoft and Novell platforms.

The costs and expenses incurred in connection with producing the Company's products were $78,429 during the fiscal year ended February 28, 1998, a decrease of $226,007, or approximately 74.2%, from costs of sales of $304,436 incurred in the previous fiscal year. This resulted primarily from the reduction in sales. As a percentage of net sales, costs of sales decreased in the fiscal year ended February 28, 1998, to 4.9% from 5.7% in the prior period. The decrease in cost of sales, on a percentage basis, was primarily the result of greater operational and order procurement efficiencies relating to the fulfillment of customer orders during the year.

Selling, general and administrative expenses for the fiscal year ended February 28, 1998, were $3,056,408, a decrease of $2,882,691, or 48.5%, over selling, general and administrative expenses of $5,939,099 during the prior fiscal year. Such expenses decreased primarily due to the Company's restructuring, which included significantly reducing its workforce, the consolidation of all operational, production and sales offices into its Dallas location, the identification of areas for operational efficiencies and the corresponding reduction in the associated operational expenses. While selling, general and administrative expenses decreased during fiscal year 1998, the Company expects as revenues increase, it will allocate additional resources to selling and marketing activities, thus these expenses may be expected to increase in future periods.

Provision for uncollectible accounts decreased from $1,984,113 for the fiscal year ending February 28, 1997 to $368,897 for fiscal year 1998, or a decrease of $1,615,216, or 81.4%. Under the Company's previous telemarketing sales model, the Company generally delivered its products to customers on a 30-day trial basis following receipt of a signed trial agreement. The Company only recognized revenue if the product had not been returned within the 30 days in accordance with the terms and conditions of the trial agreement. Numerous disagreements arose between the Company and its customers regarding the customer's obligation to pay for products delivered. The Company believes these agreements are legally binding contracts and intends to continue to pursue the collection thereof. However, the Company provided an allowance for returns and doubtful accounts of $2,500,000 and $681,000 as of February 28, 1997 and 1998, respectively, to cover the potential for uncollectible accounts. Due to trouble encountered by the Company with this sales model, the Company, during fiscal 1998, changed its sales model to a more traditional VAR, reseller, OEM and joint venture model. As a result of this change, the Company conflicts with its customer have been substantially reduced and collections have been significantly improved.

Depreciation and amortization expense increased to $1,270,708 in the fiscal year ended February 28, 1998, from $942,166, or an increase of 34.9% over the fiscal year ended February 28, 1997. This increase is due to the commencement of amortization on certain capitalized software development costs relating to products that became available for sale. Management expects that these expenses will continue to increase in the quarters to come as additional products reach a salable state.

Research and development expenses charged to operations for the year ended February 28, 1998 were $161,010 compared to $3,336,253 for the year ended February 28, 1997, or a decrease of $3,175,243 or 95.2%. During fiscal year 1997, and in connection with certain acquisitions, the Company wrote-off approximately $3,268,040 of purchased in-process research and development costs that had not reached the working model stage and for which there was no alternative use. The Company did not incur a similar expense in fiscal 1998. The Company capitalized $568,963 and $457,321 in software development costs for fiscal years 1998 and 1997, respectively. These costs will be amortized over the estimated useful lives of the underlying products.

During the fiscal year ended February 28, 1998, the Company had a net loss on sales of marketable securities of $199,672 versus $451,280 for the fiscal year ended February 28, 1997. The loss for the fiscal year 1998 resulted from the ultimate disposal of the Miami Subs stock. The loss for fiscal year 1997 resulted from a $1,000,000 charge related to the write-down of the Miami Subs Stock pursuant to the sale of the restaurants, offset by a $548,720 gain on the sale of certain marketable securities during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at February 28, 1998 were $8,555, and approximately $3,350,000 as of June 15, 1998.

Cash flows from operations was a negative $2,661,326 for the fiscal year ended February 28, 1998, compared to negative $6,706,035 for the fiscal year ended February 28, 1997. The decrease was due principally to the decreased net loss of the Company for the year as a result of the Company's restructuring efforts.

Cash used in investing activities was $4,780 in the fiscal year ended February 28, 1998, compared to $1,562,464 in the prior year. This decrease was primarily due to a decrease in capital expenditures and a decrease in the acquisitions of businesses and software.

Cash flows provided by financing activities were $2,659,561 in the fiscal year ended February 28, 1998, compared to $8,158,034 in the fiscal year ended February 28, 1997. This decrease was due primarily to fewer funds being raised this year as compared to last year through equity note and preferred stock issuances. However, the Company does expect that it may require additional funding in the future (see additional disclosure following regarding subsequent debt and equity issuances).

In March 1996, in connection with the sale of restaurants owned by the Company's predecessor to Miami Subs USA, Inc. ("Miami Subs"), the Company received 1,325,000 shares of Miami Subs common stock and Miami Subs assumed certain restaurant indebtedness. The Company issued a nonrecourse, non-interest bearing, promissory note to Miami Subs with a remaining principal amount of $1,250,000,secured by a pledge of the aforementioned 1,325,000 shares of Miami Subs common stock owned by the Company. The Company determined that it could not recover its investment in the Miami Subs stock and through a charge to earnings of $1,000,000 wrote down the investment during the quarter ended May 31, 1996, to its market value as of July 19, 1996. Subsequent to May 31, 1996, the Company through a charge to equity further wrote down the investment in the Miami Subs stock to the carrying value of the debt. In June 1997, the Company tendered the stock to Miami Subs as payment in full of the $1,250,000 debt owed by the Company to Miami Subs. In addition, to settle certain disputes between the Company and Miami Subs, Miami Subs issued to the Company 200,000 shares of Miami Subs common stock and agreed to assume additional indebtedness related the Company's former restaurant operations. The Company sold the shares for approximately $156,000 and used the proceeds for working capital.

In January 1998, the Company received a loan in the amount of $350,000 from an individual. The loan bore interest at a rate of 5% per annum and was payable in full on or before January 1999. In connection with the loan, the Company issued warrants to purchase 200,000 shares of common stock. Subsequent to the end of the Company's 1998 fiscal year, this debt was converted into shares of the Company's Common Stock. See "Recent Sales of Unregistered Securities."

As a result of the aforementioned factors, cash and cash equivalents decreased by $6,545 in the fiscal year ended February 28, 1998.

On April 13, 1998, the Company received a loan in the amount of $250,000 from an individual. The loan bears interest at 10% per annum and is payable in full on or before July 13, 1998. In connection with the loan, the Company issued warrants to purchase 100,000 shares of the Company's common stock. See "Recent Sales of Unregistered Securities."

On April 30, 1998, the Company and Precision Capital Investors Limited Partnership I ("Precision") entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which Precision purchased shares of 6% Series E Convertible Redeemable Preferred Stock for $500,000. See "Recent Sales of Unregistered Securities."

On May 15, 1998, the Company and Metamor Worldwide, Inc. (formerly Corestaff, Inc.) ("Metamor") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Metamor purchased 2,000 shares of Citadel's 11% Series D Convertible Redeemable Preferred Stock for proceeds of
$2,000,000.   See "Recent Sales of Unregistered Securities."

Subsequent to the end of the Company's 1998 fiscal year, on May 26, 1998, the Company and Icarus Investments I, Ltd. ("Icarus"). entered into a Stock Purchase Agreement pursuant to which Icarus purchased 2,000,000 shares of Citadel's Common Stock for proceeds of $2,500,000. See "Recent Sales of Unregistered Securities."

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and supercedes FASB issued SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 requires public enterprises to report certain financial and descriptive information about operating segments, as defined, in annual financial statements and selected information in condensed financial statements for interim periods issued to shareholders, if practical. SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

Both the aforementioned accounting standards are effective for years beginning after December 15, 1997.

In October 1997, the Accounting Standards Executive Committee ("AcSec") issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which delineates the accounting for software product and maintenance revenues. SOP 97-2 supercedes the Accounting Standards Executive Committee Statement of Position 91-1, Software Revenue Recognition. In March 1998, AcSec issued SOP 98-4 "Deferral of Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," in which certain provisions of SOP 97-2 have been deferred for one year. SOP 97-2 and 98-4 are effective for transactions entered into after March 31, 1998. The Company is evaluating the requirements of SOP 97-2 and 98-4, and the effects, if any, on the Company's current revenue recognition policies.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

The Financial Statements for the fiscal year ended February 28, 1998, are found following the signature page of this Report.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There has been no change in the principal accountant of the Company during the Company's two most recent fiscal years.


                                      PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Officers Of The Company" contained in the Company's definitive 1998 Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section entitled "Compensation of Executive Officers" contained in the Company's definitive 1998 Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Individuals" contained in the Company's definitive 1998 Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the Company's definitive 1998 Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


                                      PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1 Second Amended and Restated Plan of Merger, dated February 29, 1996, by and between LoneStar Hospitality Corporation, LSHC Acquisition, Inc. and Citadel Computer Systems Incorporated (without exhibits) (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.2 Purchase and Sale Agreement, dated March 1, 1996, by and between LoneStar Hospitality Corporation, LS Holding Corp. and Miami Subs USA, Inc. (without exhibits) (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.3 Technology Transfer Agreement, by and between LoneStar Hospitality Corporation and Circuit Masters Software, Inc., dated February 29, 1996 (without exhibits) (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.4 Technology Transfer Agreement, by and between Citadel Computer Systems Incorporated and Bill Mulvany, dated February 29, 1996 (without exhibits) (incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.5 Technology Transfer Agreement, by and between Citadel Computer Systems Incorporated and Kim Marie Newman, dated February 29, 1996 (without exhibits) (incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.6 Agreement, by and between Citadel Computer Systems, Inc.; Circuit Masters Software, Inc., Patrick William Mulvany and Kim Marie Newman, dated May 16, 1996, effective as of February 29, 1996 (incorporated by reference to
Exhibit 2.6 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 10, 1996).

3.1 Certificate of Incorporation (incorporated by reference to the Registration Statement on Form S-1, File No. 33-25462, for Apollo Resources, Inc., on November 10, 1988, and declared effective January 4, 1989).

3.2 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on June 4, 1990 (incorporated by reference to
Exhibit 3.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996).

3.3 Bylaws (incorporated by reference to the Registration Statement on Form S-1, File No. 33-25462, filed with the Securities and Exchange Commission on November 10, 1988).

3.4 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on October 15, 1991 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
1991).

3.5 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 20, 1994 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
1994).

3.6 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on December 11, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995).

3.7 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 1, 1996 (incorporated by reference to
Exhibit 3.7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996).

3.8 Certificate of Designations of Series A Preferred Stock. (incorporated by reference to Exhibit 4 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996)

3.9 Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 1996).

3.10 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 27, 1998 (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 filed May 20, 1998, File No. 333-53131).

3.11 Certificate of Designations of Series C Preferred Stock (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-8 filed May 20, 1998, File No. 333-53131).

3.12 Certificate of Designations of Series D Preferred Stock (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-8 filed May 20, 1998, File No. 333-53131).

3.11 Certificate of Designations of Series E Preferred Stock (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8 filed May 20, 1998, File No. 333-53131).

*10.1 Employment Agreement dated July 15, 1997, by and between Citadel Computer Systems Incorporated and Steven Solomon.

*10.2 Employment Agreement dated January 5, 1998, by and between Citadel Computer Systems Incorporated and Bennett Klein.

*10.3 Employment Agreement dated June 1, 1997, by and between Citadel Computer Systems Incorporated and Richard L. Travis, Jr.

10.4 Stock Purchase Agreement, dated August 16, 1996, among Citadel Computer Systems Incorporated, Kent-Marsh Ltd., Inc., Bob Wesolek and Vance Nesbitt. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed September 3, 1996)

10.5 Stock Purchase Agreement, dated August 16, 1996, among Citadel Computer Systems Incorporated, Astonishing Developments, Inc., Bob Wesolek and Vance Nesbitt (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed September 3, 1996).

10.6 Agreement, dated April 11, 1997, among Citadel, George Sharp and Gil Gertner (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed April 11, 1997).

10.7 Form of Offshore Securities Subscription Agreement, Convertible Notes, Warrants and Registration Rights Agreement between Citadel Computer Systems Incorporated and First Bermuda Securities Limited (incorporated by reference to Exhibits 99.1 through 99.4 of the Company's Current Report on Form 8-K filed March 26, 1997).

10.8 Form of Offshore Securities Subscription Agreement, Convertible Notes, Warrants and Registration Rights Agreement between Citadel Computer Systems Incorporated and Willora Company Ltd. (incorporated by reference to Exhibits
99.1 through 99.4 of the Company's Current Report on Form 8-K filed April 28,
1997).

10.9 Form of Offshore Securities Subscription Agreement, Convertible Notes, Warrants and Registration Rights Agreement between Citadel Computer Systems Incorporated and Silenus Ltd. (incorporated by reference to Exhibits 99.1 through 99.4 of the Company's Current Report on Form 8-K filed June 24,
1997).

10.10 Purchase Agreement between Citadel and CORESTAFF, Inc., dated October 6, 1997 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997).

10.11 Warrant to Purchase Common Stock of Citadel issued to Worldwide PetroMoly Inc. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997).

*10.12 Series D Preferred Stock Purchase Agreement between Citadel and METAMOR WORLDWIDE, Inc., dated May 15, 1998.

*10.13 Stock Purchase Agreement between Citadel and Precision Capital Limited Partnership I, dated April 30, 1998.

*10.14 Stock Purchase Agreement between Citadel and Icarus Investments I, Ltd., dated May 27, 1998.

*21 Subsidiaries of the Company.

*23.1 Consent of Grant Thornton LLP.

*27  Financial Data Schedule.

--------------
* Filed herewith.


REPORTS ON FORM 8-K

The Company filed no Current Reports on Form 8-K for the fourth quarter of the fiscal year ended February 28, 1998.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL TECHNOLOGY, INC.


/s/ Steven B. Solomon
--------------------------------------
Steven B. Solomon
President and Chief Executive Officer

Dated:  6/18/98
        --------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Title                                               Date
--------------


/s/ Victor K. Kiam, II                                      6/18/98
------------------------------------
Victor K. Kiam, II
Chairman of the Board of Directors


/s/ Steven B. Solomon                                       6/18/98
------------------------------------
Steven B. Solomon
President, Chief Executive Officer, Secretary and
Director (Principal Executive Officer)


/s/ Richard L. Travis, Jr.                                  6/18/98
------------------------------------
Richard L. Travis, Jr.
Chief Financial Officer and Chief Operating Officer
(Principal Accounting Officer)


------------------------------------
Gilbert Gertner
Director


/s/ Mark Rogers                                             6/18/98
------------------------------------
Mark Rogers
Director


/s/ Chris A. Economou                                       6/18/98
------------------------------------
Chris A. Economou
Director


/s/ Dr. Axel Sawallich                                      6/18/98
------------------------------------
Dr. Axel Sawallich
Director


/s/ Ken Johnsen                                             6/18/98
------------------------------------
Ken Johnsen
Director

                         INDEX TO FINANCIAL STATEMENTS


Report to Independent Certified Public Accountants                         F-2
Consolidated Balance Sheets                                                F-3
Consolidated Statements of Operations                                      F-5
Consolidated Statement of Stockholders' Equity (Deficit)                   F-6
Consolidated Statements of Cash Flows                                      F-8
Notes to Consolidated Financial Statements                                F-10

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Citadel Technology, Inc.


We have audited the accompanying consolidated balance sheets of Citadel Technology, Inc. as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citadel Technology, Inc. as of February 28, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP
/s/ Grant Thornton LLP
Dallas, Texas
June 17, 1998

                              CITADEL TECHNOLOGY, INC.


                            CONSOLIDATED BALANCE SHEETS



                                                            February 28,
                                                     --------------------------
ASSETS                                                   1998          1997
                                                     -----------   ------------
CURRENT ASSETS

   Cash                                              $    8,555    $    15,100
   Accounts receivable, less allowance for returns
      and doubtful accounts of $681,000
      and $625,000                                      435,615        727,422
   Notes receivable from related parties                376,487        870,000
   Marketable securities available for sale                 -        1,250,000
   Other                                                129,493         57,106
                                                     ----------    -----------

         Total current assets                           950,150      2,919,628


ACCOUNTS RECEIVABLE - NONCURRENT, less
   allowance for returns and doubtful accounts of
   $1,875,000 in 1997                                       -        1,875,000

PROPERTY AND EQUIPMENT, net                             387,923        696,459

PURCHASED SOFTWARE, net of accumulated
   amortization of $1,788,000 and $854,000            3,462,879      4,396,398

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $150,000
   and $19,000                                        1,011,432        573,388

OTHER ASSETS                                            350,650        263,220
                                                     ----------    -----------

                                                     $6,163,034    $10,724,093
                                                     ----------    -----------
                                                     ----------    -----------


           The accompanying notes are an integral part of these statements.

                              CITADEL TECHNOLOGY, INC.


                                                            February 28,
                                                     --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998          1997
                                                     -----------   ------------
CURRENT LIABILITIES
   Cash overdraft                                    $   10,249    $   167,256
   Current maturities of long-term debt               1,270,565        804,141
   Notes payable                                        842,174      2,456,087
   Accounts payable and accrued expenses              2,274,141      2,253,481
                                                    -----------    -----------

         Total current liabilities                    4,397,129      5,680,965

LONG-TERM LIABILITIES
   Debt, less current maturities                        478,044      1,770,905
                                                    -----------    -----------

         Total liabilities                            4,875,173      7,451,870

COMMITMENTS AND CONTINGENCIES                               -              -

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value per share;
      authorized, 60,000,000 shares; issued
      and outstanding, 25,881,328 shares in
      1998 and 16,501,980 shares in 1997                258,813        165,020
   Preferred stock, $.01 par value per share;
      authorized, 1,000,000 shares;
      issued and outstanding
         Series B convertible, 50 shares in 1998 and
            545 shares in 1997
            (liquidation value $50,000 and $545,000)          1              5
         Series C convertible, 5,000 shares in 1998
            (liquidation value $500,000)                     50            -
   Equity notes                                         944,000        300,000
   Additional paid-in capital                        16,058,442     13,370,627
   Accumulated deficit                              (13,473,206)    (9,854,067)
   Unrealized loss on securities available for sale         -         (355,772)
   Treasury stock, at cost (4,164,613 shares in 1998
      and 264,613 shares in 1997)                    (2,500,239)      (353,590)
                                                    -----------    -----------

         Total stockholders' equity                   1,287,861      3,272,223
                                                    -----------    -----------

                                                    $ 6,163,034    $10,724,093
                                                    -----------    -----------
                                                    -----------    -----------


           The accompanying notes are an integral part of these statements.

                              CITADEL TECHNOLOGY, INC.


                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Years ended February 28,
                                                     --------------------------
                                                         1998          1997
                                                     -----------   ------------
REVENUES
     Sales                                           $1,638,853    $  5,824,553
     Less allowance for returns                          25,527         498,361
                                                    -----------     -----------
     Net sales                                        1,613,326       5,326,192
COST OF SALES                                            78,429         304,436
                                                    -----------     -----------
     Gross profit                                     1,534,897       5,021,756
OPERATING EXPENSES
     Selling, general and administrative expenses     3,056,408       5,939,099
     Provision for uncollectible receivables            368,897       1,984,113
     Depreciation and amortization                    1,270,708         942,166
     Research and development expense                   161,010       3,336,253
                                                    -----------     -----------
                                                      4,857,023      12,201,631
                                                    -----------     -----------
     Operating loss                                  (3,322,126)     (7,179,875)
OTHER INCOME (EXPENSE)
     Interest expense                                  (128,929)       (253,557)
     Write-down of marketable securities                     -       (1,000,000)
     Gain (loss) on sales of marketable securities     (199,672)        548,720
     Other                                              128,017         369,105
                                                    -----------     -----------
                                                       (200,584)       (335,732)
                                                    -----------     -----------
     NET LOSS                                       $(3,522,710)    $(7,515,607)
                                                    -----------     -----------
Loss per share                                           $(0.21)         $(0.56)
                                                    -----------     -----------
Weighted average shares outstanding                  16,801,818      13,721,032
                                                    -----------     -----------

           The accompanying notes are an integral part of these statements.

                              CITADEL TECHNOLOGY, INC.

                                                                      Unrealized
                                                                       loss on
                                Common stock                         securities  Additional
                            ---------------------  Preferred Equity   available    paid-in   Accumulated  Treasury
                              Shares      Amount     stock   notes    for sale     capital     deficit     stock       Total
                            ----------   --------  --------- ------   ----------  ---------- -----------  --------  -----------
Balance at March 1, 1996    11,509,126   $115,091  $  -      $     -  $     -     $2,405,144 $(2,204,746)   $   -   $   315,489

Exercise of stock options
  and warrants                 240,282      2,403     -            -        -        639,259          -         -       641,662
Sale of preferred stock -
  3,490 shares, net of
  issuance costs of $565,118        -          -     35            -        -      2,924,847          -         -     2,924,882
Sale of equity notes, net of
  issuance costs of $527,434        -          -      -     4,550,000       -       (527,434)         -         -     4,022,566
Conversions to common
  stock                      3,633,623     36,337   (30)   (4,250,000)      -      4,213,693          -         -            -
Payment of dividends
  Preferred stock               75,296        753     -            -        -         54,225     (54,978)       -            -
  Equity notes                  45,947        459     -            -        -         78,277     (78,736)       -            -
Notes payable converted
  to warrants                       -          -      -            -        -        734,000          -         -       734,000
Stock options issued for
  services                          -          -      -            -        -         70,040          -         -        70,040
Sale of common stock, net
  of issuance costs of $87,059 357,706      3,577     -            -        -        845,775          -         -       849,352
Unrealized loss on securities
  available for sale                -          -      -            -  (355,772)           -           -         -      (355,772)
Purchase of treasury
  stock - 84,613 shares             -          -      -            -        -             -           -   (209,787)    (209,787)
Sale of subsidiary for
  common stock -
  180,000 shares                    -          -      -            -        -             -           -   (143,803)    (143,803)
Acquisition of businesses      640,000      6,400     -            -        -      1,932,801          -         -     1,939,201
Net loss                            -          -      -            -        -             -   (7,515,607)       -    (7,515,607)
                            ----------   --------    ---      ------- --------    ----------  ----------  --------   ----------
Balance at February 28,
  1997                      16,501,980    165,020     5       300,000 (355,772)   13,370,627  (9,854,067) (353,590)   3,272,223
                            ----------   --------    ---      ------- --------    ----------  ----------  --------   ----------
                            ----------   --------    ---      ------- --------    ----------  ----------  --------   ----------

           The accompanying notes are an integral part of these statements.

                              CITADEL TECHNOLOGY, INC.

                                                                     Unrealized
                                                                      loss on
                                Common stock                         securities  Additional
                            --------------------  Preferred Equity   available    paid-in   Accumulated  Treasury
                              Shares     Amount     stock   notes    for sale     capital     deficit     stock       Total
                            ----------  --------  --------- ------   ----------  ---------- -----------  --------  -----------
Exercise of stock options
  and warrants               1,258,100 $  12,581  $  -    $       -  $     -    $   376,197  $        -   $        -  $    388,778
Sale of equity notes, net of
  issuance costs of $182,244        -         -      -     1,625,000       -       (182,244)          -            -     1,442,756
Sale of preferred stock -
  5,000 shares, net of
  issuance costs of $78,835         -         -      50           -        -        421,115           -            -       421,165
Conversions to common stock
  Debt, net of unamortized
    debt issuance costs of
    $38,667                 2,964,093     29,641      -           -        -        871,685           -            -       901,326
  Preferred stock and equity
    notes                   2,285,257     22,852     (4)    (481,000)      -        458,152           -            -            -
Redemption of equity notes          -         -       -     (500,000)      -       (100,000)          -            -      (600,000)
Payment of dividends on
  equity notes                 275,897     2,759      -           -        -         93,670      (96,429)          -            -
Common stock issued for
  services                      96,000       960      -           -        -         24,240           -            -        25,200
Sale of common stock         2,500,000    25,000      -           -        -        725,000           -            -       750,000
Purchase of treasury stock-
  3,900,000 shares                  -         -       -           -        -             -            -     (2,146,649) (2,146,649)
Change in unrealized
  depreciation on
  securities available
  for sale                          -         -       -           -   355,772            -            -            -       355,772
Net loss                            -         -       -           -        -             -    (3,522,710)          -    (3,522,710)
                            ----------  --------    ---     -------- --------   ----------- ------------  -----------  -----------
Balance at February 28,
  1998                      25,881,327  $258,813    $51     $944,000 $     -    $16,058,442 $(13,473,206) $(2,500,239) $ 1,287,861
                            ----------  --------    ---     -------- --------   ----------- ------------  -----------  -----------
                            ----------  --------    ---     -------- --------   ----------- ------------  -----------  -----------

           The accompanying notes are an integral part of these statements.

                              CITADEL TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Years ended February 28,
                                                     --------------------------
                                                         1998          1997
                                                     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(3,522,701)     $(7,515,607)
  Adjustments to reconcile net loss to net cash used
    by operating activities
      Acquisition of in-process research and development   -         3,268,040
      Write-down of available for sale securities          -         1,000,000
      Depreciation and amortization                 1,270,708          942,166
      Stock and options issued for services            25,200           70,040
      Loss (gain) on sale of securities               199,672         (548,720)
      Provision for losses on accounts receivable
        and sales returns                             368,897        2,482,474
  Changes in operating assets and liabilities
      Accounts receivable                            (280,803)      (4,489,829)
      Other receivables                              (131,487)        (870,000)
      Other current assets                            (72,387)          48,400
      Software development costs                     (568,963)        (457,321)
      Cash overdraft                                 (157,007)         167,256
      Accounts payable and accrued expenses           294,984         (442,733)
      Other assets                                    (87,430)        (360,201)
                                                   ----------      -----------
        NET CASH USED BY OPERATING ACTIVITIES      (2,661,326)      (6,706,035)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of available for sale securities                -        (7,032,397)
  Sales of available for sale securities                   -         7,581,117
  Capital expenditures                               (160,880)        (763,824)
  Proceeds from sale of securities                    156,100               -
  Acquisition of businesses and software                   -        (1,347,360)
                                                   ----------      -----------
        NET CASH USED BY INVESTING ACTIVITIES          (4,780)      (1,562,464)
                                                   ----------      -----------

           The accompanying notes are an integral part of these statements.

                              CITADEL TECHNOLOGY, INC.


                                                      Years ended February 28,
                                                     --------------------------
                                                         1998          1997
                                                     -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                       $  (628,441)   $(1,439,127)
  Proceeds from notes payable                         514,528             -
  Proceeds from long-term debt                        489,865      1,583,522
  Repayments on long-term debt                       (119,090)      (215,036)
  Proceeds from sale of preferred stock               421,165      2,924,882
  Proceeds from sale of equity notes                1,442,756      4,022,566
  Proceeds from sale of common stock                1,138,778      1,491,014
  Purchase of treasury stock                               -        (209,787)
  Redemption of equity notes                         (600,000)            -
                                                   ----------      -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES   2,659,861      8,158,034
                                                   ----------      -----------
Net increase (decrease) in cash                        (6,545)      (110,465)
Cash at beginning of the period                        15,100        125,565
                                                   ----------      -----------
Cash at end of the period                          $    8,555    $    15,100
                                                   ----------      -----------
                                                   ----------      -----------

           The accompanying notes are an integral part of these statements.

                              CITADEL TECHNOLOGY, INC.


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             February 28, 1998 and 1997

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     The Company develops, markets and supports security and administration products for both computer network and desktop personal computers. The Company licenses the products through resellers, and directly to end-users, in North America, Europe and Asia Pacific. The Company also licenses its products for initial licensing fees to original equipment manufacturers ("OEM's") and receives ongoing royalties from OEMs' product sales.

     During fiscal 1997, the Company primarily marketed and sold its products directly to end-users through telemarketing and trade shows.

     CHANGE OF NAME

     On February 26, 1998, the Company changed its name to Citadel Technology, Inc.

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

     REVENUE RECOGNITION

     During fiscal 1998, the Company recognized revenues when a customer's purchase order had been received, the software had been shipped (or electronically delivered), the remaining obligations were insignificant and the collection of the resulting receivables was probable.

     Revenues generated from products sold through traditional channels where the right of return exist are reduced by reserves for estimated product returns. Such reserves are based on estimates developed by management. As unused products in these channels are exposed to rapid changes in consumer preferences or technological obsolescence due to new operating systems or computing products, it is reasonably possible that these estimates may change in the future.

     Revenues related to significant post-contract support agreements (generally product maintenance agreements) are deferred and recognized over the period of the agreements.

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

     Royalty revenues are recognized as earned unless collection of such revenues is not probable. When collection is not probable, revenues are recognized as payments are received.

     During fiscal 1997, the Company generally delivered its products to customers on a thirty (30) day trial basis following receipt of a signed trial agreement from the customer. The Company only recognized revenue if the product had not been returned within 30 days in accordance with the terms and conditions of the trial agreement. Numerous disagreements arose between the Company and its customers regarding the customer's obligation to pay for the products delivered. As a result, the Company provided an allowance for returns and doubtful accounts of $681,000 and $2,500,000 during fiscal years 1998 and 1997, respectively, to cover potential uncollectible accounts.

     PROPERTY, EQUIPMENT AND DEPRECIATION

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets.

     SOFTWARE COSTS

     Purchased software is recorded at cost and is amortized by the straight-line method over four to seven years.

     The Company capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are expensed as research and development costs. Research and development expense totaled $161,010 and $3,336,253 in 1998 and 1997, respectively. Included in fiscal 1997 expense is $3,268,040 representing amounts written off in connection with the acquisitions referred to in Notes D. Capitalized costs are amortized using the straight-line amortization using useful lives ranging from three to five years. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the net book value is in excess of net realizable value. Amortization expense was $1,083,479 and $643,233 in fiscal 1998 and 1997, respectively.

     It is reasonably possible that future events could cause a reduction in the amortization period of software costs.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (Opinion No. 25) and the related interpretations. The pro forma information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123) is disclosed in Note H.

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

     Additionally, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 is not expected to have a material impact on the Company's financial statements. Both the aforementioned accounting standards are effective for years and interim periods beginning after December 15, 1997.

     In October 1997 and March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," respectively, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for the Company's transactions entered into subsequent to March 31, 1998. AcSEC is currently deliberating the potential permanent deferral of certain provisions of SOP 97-2. The Company does not believe that the implementation of SOP 97-2 and SOP 98-4 will have a material adverse affect on expected revenues or earnings. However, in the event subsequent interpretations are contrary to the Company's revenue accounting practices, the Company believes it can change its current business practices to comply with this guidance and avoid any material adverse affect on reported revenues and earnings. There can be no assurance this will be the case.

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, marketable securities, notes receivable, accounts receivable, and accounts and notes payable. Marketable securities are carried at fair value. The other instruments' carrying values approximate fair value because of their short-term maturities.

     NET INCOME (LOSS) PER COMMON SHARE

     In the fourth quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). In accordance with SFAS No. 128, the Company computes income (loss) per common share based on the weighted average number of common shares outstanding. Income (loss) per common share - assuming dilution is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options, warrants and shares issuable upon conversion of debt, had been issued; income is adjusted for interest on the convertible debt. Retroactive application, which is required by SFAS No. 128, did not result in restatement of 1997 per share data. Per share data - assuming dilution has not been presented because the effect of potential common shares is antidilutive.


NOTE B - MARKETABLE SECURITIES

     The Company received 1,325,000 shares of Miami Subs U.S.A., Inc. (Miami
     Subs) common stock valued at $2,567,187 as consideration for the sale of its restaurants on March 1, 1996. Based on events occurring after the sale of the restaurants, the Company concluded that it could no longer recover the carrying value of the Miami Subs stock and wrote the investment down by a charge to earnings in 1997 of $1,000,000. At February 28, 1997, a valuation allowance of $355,772 had been made by a charge to stockholders' equity. In June 1997, the Company tendered the stock to Miami Subs as payment in full of the $1,250,000 note payable to Miami Subs (Note E). In addition, to settle certain disputes between the Company and Miami Subs, Miami Subs issued to the Company 200,000 shares of Miami Subs common stock and the Company sold the shares for approximately $156,000 and used the proceeds for working capital.

NOTE C - PROPERTY AND EQUIPMENT

     Major classes of property and equipment and their estimated useful lives are as follows:

                                                        February 28,
                                                    ---------------------
                                           Lives       1998       1997
                                        ----------- ---------  ----------
          Furniture                     5-10 years  $  82,978  $  228,433
          Office equipment              3-7 years      74,339     132,205
          Leasehold improvements        Lease term     62,184      15,000
          Computer equipment            3-7 years     480,671     547,900
                                                    ---------  ----------
                                                      700,172     923,538
               Less accumulated depreciation         (312,249)   (227,079)
                                                    ---------  ----------
               Net property and equipment           $ 387,923  $  696,459
                                                    ---------  ----------
                                                    ---------  ----------

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE D - ACQUISITIONS

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

     The following unaudited pro forma summary results of operations gives effect to the acquisition of the ADI Group (the effect of the acquisition of Danasoft, Inc. was not material) as though the acquisitions had been made as of the beginning of the previous fiscal year (March 1, 1996):

                                                     Year ended
                                                    February 28,
                                                        1997
                                                    ------------
          Revenues                                  $  5,732,406
          Net loss                                    (6,479,902)
          Net loss per share                                (.47)

     The fiscal 1997 pro forma data excludes the write-off of $1,236,000 ($.09 per share) of purchased research and development related to the ADI Group acquisition as such write-off has been included in the fiscal 1995 data.

     The unaudited pro forma summary results of operations are not necessarily indicative of results of operations that would have occurred had the transactions taken place as of March 1, 1996 or of the future results of operations of the combined businesses.

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE E - NOTES PAYABLE

     Notes payable consist of the following:

                                                                                        February 28,
                                                                                  -------------------------
                                                                                      1998        1997
                                                                                  -----------  ------------
          Unsecured notes payable to individuals, including $80,000 in 1998 and
               $430,000 in 1997 to related parties, due at various dates in 1998 and 1999, bearing interest at rates ranging from 0% to 10%; weighted
               average interest rate is approximately 6.1% (1)                    $   652,500  $   722,500

          Note payable to officer, non-interest bearing                                    -        36,809

          Note payable to Miami Subs USA, Inc. (2)                                         -     1,250,000

          Note payable to a corporation, bearing interest at 10% (3)                       -       250,000

          Note payable to bank, bearing interest at 11.50%                            102,340      150,000

          Note payable to a commercial finance company, bearing interest
               at 11.5%                                                                    -        20,555

          Other notes payable                                                          87,334       26,223
                                                                                     --------   ----------
                                                                                     $842,174   $2,456,087
                                                                                     --------   ----------
                                                                                     --------   ----------

     (1) Certain of these notes have warrants to purchase common stock. The total number of warrants issued was 509,375 with an exercise price ranging from $0.32 to $0.89 per share. A note for $350,000 outstanding at February 28, 1998, is convertible into common stock at $1.075 per share.
     (2) Note is noninterest bearing and was liquidated in June 1997 by transferring collateral to Miami Subs USA, Inc. (Note B).
     (3) Payee is controlled by the Company's former Chairman of the Board.
         Note is collateralized by pledge of Company shares owned by an officer of the Company. See Note I regarding assumption of the note by the former Chairman of the Board in April 1997.

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE F - LONG-TERM DEBT

                                                                                   February 28,
                                                                             -------------------------
                                                                                1998           1997
                                                                             -----------    ----------
     Redeemable convertible notes, interest at 5% payable in common
          stock, due in March 2000 (1)                                       $   330,000    $1,000,000
     Note payable to Xerox Corporation, non-interest bearing, due September
          1998, interest imputed at 10% (net of discount)                        995,918     1,075,918
     Note payable to a bank, payable $4,063 per month plus interest at 10.5%,
          through August 2000                                                    162,781       178,693
     Note payable to an individual, noninterest bearing, payable by an initial
          payment of $25,000 and monthly payments of $10,000 through 1999        259,910            -
     Capital lease obligations, payable in varying monthly installments through 2001, collateralized by the related equipment and
          guaranteed by certain officers of the Company                               -        374,434
                                                                              ----------    ----------
                                                                               1,748,609     2,629,045
     Less amounts representing interest on capital lease obligations, imputed
          at rates ranging from 7.02% to 23.78%                                       -        (53,999)
                                                                              ----------    ----------
                                                                               1,748,609     2,575,046
     Less current maturities                                                   1,270,565       804,141
                                                                              ----------    ----------
                                                                              $  478,044    $1,770,905
                                                                              ----------    ----------
                                                                              ----------    ----------

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

     Aggregate maturities of long-term debt for the five years following February 28, 1998, are as follows:

           Year ending
           February 28,
           ------------
               1999           $1,270,565
               2000              123,666
               2001              354,378
                              ----------
                              $1,748,609
                              ----------
                              ----------

                                       F-16

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE G - INCOME TAXES

     Following is a reconciliation of the Company's income tax provision with the amount of tax computed at the statutory rate:

                                                                             Years ended February 28,
                                                                             -------------------------
                                                                                1998           1997
                                                                             -----------    ----------
          Tax benefit at statutory rate                                      $ 1,159,000    $  2,555,000
          Write-off of purchased research and development costs                       -         (582,000)
          Change in valuation allowance, net of amounts that relate
               to acquired business ($219,000 in 1997) and unrealized
               losses on securities available for sale
               ($121,000 in 1997)                                             (1,136,000)     (2,005,000)
          Other                                                                  (23,000)         32,000
                                                                             -----------    ------------
                                                                             $        -     $         -
                                                                             -----------    ------------
                                                                             -----------    ------------

     Significant components of deferred income tax assets and liabilities are as follows:

                                                        February 28,
                                              ----------------------------
                                                 1998              1997
                                              -----------       ----------
    Deferred tax assets
       Net operating loss carryovers         $3,933,000       $  1,560,000
       Accounts receivable                      232,000            923,000
       Marketable securities                         -             461,000
       Property and equipment                    32,000             32,000
       Accounts payable and accrued expenses     26,000            103,000
       Other                                      3,000             11,000
                                            -----------       ------------
                                              4,226,000          3,090,000
     Valuation allowance                     (4,226,000)        (3,090,000)
                                            -----------       ------------
          Net deferred tax asset            $        -                 -
                                            -----------       ------------

     The Company has net operating loss carryovers of approximately $11,400,000 and $4,500,000 at February 28, 1998 and 1997, respectively. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income through 2013.

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE H - STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Company's outstanding Series B and Series C preferred stock are convertible at the option of the holder into shares of common stock at 83% and 70% to 80%, respectively, of the average market price of the common stock for the five days preceding conversion, subject, however, to a maximum conversion price on the Series C preferred of $0.75 per share. Each share of Series B and Series C preferred stock has a conversion value of $1,000 and $100, respectively. Any shares outstanding at September 24, 1998 and November 11, 2000, respectively, will be automatically converted. Dividends accrue at 5% and 8%, respectively, and are payable in common stock or cash.

     EQUITY NOTES

     During fiscal 1998 and 1997, the Company issued $1,125,000 and $4,550,000 respectively of equity notes. These notes are unsecured and are convertible into common stock at 80% of the average market price of the common stock for the five days preceding conversion. Notes outstanding at maturity (July 2000 and July 1997, respectively) are automatically converted into common stock. Interest at 8% is payable only in common stock. At February 28, 1998, $4,731,000 of the notes had been converted. The outstanding balance of unconverted notes is classified on the balance sheet as a component of stockholders' equity.

     STOCK OPTIONS AND WARRANTS

     The Company has issued stock options to directors, employees, and others. Options are granted at no less than fair value at date of grant, as determined by the board of directors. Generally, the options vest over no more than one year. Following is a summary of option transactions for the periods beginning March 1, 1996:

                                                                   Weighted
                                                                   average
                                                                   exercise
                                                      Shares         price
                                                    ---------      ---------
          Outstanding at March 1, 1996              5,136,878        $0.96
          Granted                                   1,602,000         5.24
          Exercised                                  (153,499)        2.74
          Expired or canceled                        (662,694)        2.84
                                                   ----------         ----
          Outstanding at February 28, 1997          5,922,685         1.86

          Granted                                   8,611,000          .33
          Exercised                                  (800,000)         .28
          Expired or canceled                      (3,936,935)        2.53
                                                   ----------         ----
          Outstanding at February 28, 1998          9,796,750        $ .41
                                                   ----------         ----

     In July 1997, following a significant decline in the market price of the Company's common stock, the terms of options covering 3,375,000 shares with exercise prices ranging from $.89 to $7.00 per share (weighted average of $2.34 per share) were revised in order to encourage the option holders to increase their investments in the Company at a time when additional funds were needed in connection with the operations and growth of the Company's business and to enhance the Company's ability to retain the services of such individuals by reducing the exercise price of the options closer to the then-current market levels. The exercise price was reduced to $.40 per share. These options have been reflected as cancelled and granted in the above summary of option transactions.

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

                                                                   Weighted
                                                                   average
                                                                   exercise
                                                      Shares         price
                                                    ---------      ---------
     Exercisable at February 29, 1997               5,054,685        $1.16
     Exercisable at February 28, 1998               7,786,750        $0.44

     Weighted-average fair value of options granted during the year ended February 28, 1997
          - $1.77

     Weighted-average fair value of options granted during the year ended February 28, 1998
          - $0.18


     The following table summarizes information about stock options at February 28, 1998:

                                    Outstanding                   Exercisable
                          ---------------------------------- ---------------------
                                     Weighted
                                      average
                                     remaining    Weighted              Weighted
                                    contractual   average               average
           Range of                     life      exercise              exercise
        exercise prices     Shares   (in years)    price      Shares      price
        ---------------   ---------  ----------   --------   ---------  --------
          $.20 -  .50     8,775,250     6.10        0.33     6,855,250     0.26
           .51 - 1.00       935,000     3.27        0.88       845,000     0.80
          1.01 - 6.00        86,500     2.40        4.21        86,500     4.21
                          ---------               ------     ---------    -----
                          9,796,750               $ 0.41     7,786,750    $0.44
                          ---------               ------     ---------    -----
                          ---------               ------     ---------    -----

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

     The Company has adopted the disclosure provisions of Statement No. 123, as discussed in Note A, and continues to apply Opinion 25 for stock options granted to employees. If the Company had recognized compensation expense based upon the fair value at the grant date for options granted to employees during the years ended February 28, 1998 and 1997, the effect on net loss and loss per share would have been as follows:

                                                     Years ended February 28,
                                                       1998           1997
                                                    ----------     ----------
          Net loss
               As reported                          (3,522,710)    (7,515,607)
               Pro forma                            (4,197,423)    (9,539,474)
          Loss per common share
               As reported                                (.21)          (.56)
               Pro forma                                  (.25)          (.70)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                     Years ended February 28,
                                                       1998           1997
                                                    ----------     ----------
          Expected volatility                       137-147%        145-185%
          Risk-free interest rates                  5.7-6.2%        6.0-6.5%
          Dividend yield                                   0%             0%
          Expected option lives                    1-4 years       1-4 years

     The pro forma amounts presented are not representative of the amounts that will be disclosed in the future because they do not take into effect pro forma expense related to grants before the year ended February 28, 1995.

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

     During fiscal 1997, the Company issued warrants to purchase 540,822 shares of common stock, principally in connection with issuance of convertible debt. During fiscal 1998, the Company issued warrants to purchase 3,050,000 shares of common stock in connection with the sale of common stock and 312,500 shares of common stock in connection with the issuance of convertible debt. The following summarizes the warrant transactions for 1998 and 1997:

                                                                   Weighted
                                                                   average
                                                    Shares      exercise price
                                                   ---------    --------------
          Outstanding at March 1, 1996             3,500,250         0.90
          Issued                                     540,822         1.52
          Exercised                                 (167,721)        1.99
          Expired or cancelled                       (38,362)        3.50
                                                   ---------        -----

          Outstanding at February 28, 1997         3,834,989        $0.95

          Issued                                   3,362,500         2.89
          Exercised                                 (451,437)        0.36
          Expired or cancelled                      (640,914)        1.55
                                                   ---------        -----
          Outstanding at February 28, 1998         6,105,138        $2.00
                                                   ---------        -----
                                                   ---------        -----

NOTE I - RELATED PARTY TRANSACTIONS

     JOINT VENTURE

     In November 1996, the Company made a one-year, $625,000, 8% loan to GGS Investment Company (GGS), a joint venture owned by Gilbert Gertner, former Chairman of the Board of the Company, George Sharp, former Chief Executive Officer of the Company and Steven B. Solomon, President and Chief Executive Officer of the Company, who were also directors and owned approximately 46% of the Company's outstanding common stock at that time. The purpose of the joint venture was to invest in securities for short-term profits. The loan agreement provided that (1) interest would be waived for the first six months, (2) 100% of the net profits, while the loan was outstanding, would be paid to the Company, and (3) net losses would be borne by GGS.

     The loan was guaranteed by each of the officers, and the guaranty was secured by the pledge of a total of 754,000 shares of the Company's common stock, valued at approximately $1,282,000 as of the date of the transaction.

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

     The joint venture was not profitable, and the loan was discharged by GGS during fiscal 1998 in the following manner:

     - Mr. Solomon forgave $78,000 due from the Company to him.

     - Mr. Gertner assumed debt of the Company to a corporation controlled by Mr. Gertner in the principal amount of $250,000 plus accrued interest of approximately $25,000.

     - Mr. Sharp received a credit against the loan of $200,000 as consideration for agreeing to terminate his noncancellable employee contract aggregating approximately $700,000 through November 2000.

     - $72,000 of the loan was forgiven in connection with the asset sale agreement discussed below.

     ASSET SALE AGREEMENT

     In April 1997, the Company entered into an asset sale agreement with its former Chief Executive Officer and its former Chairman of the Board (the Purchasers) jointly. At the date of the agreement, the Purchasers owned approximately 31% of the Company's outstanding common stock at that date. The Company sold to the Purchasers, $3,750,000 of trade accounts receivable and forgave indebtedness owed by the Purchasers to the Company in the amount of $155,000 ($72,000 of which relates to discharge of joint venture indebtedness noted earlier). The carrying value of the receivables at February 28, 1997, net of allowance, was $1,992,000. Consideration received consisted of 3,900,000 shares of the Company's common stock with a market value of approximately $2,750,000 as of the date of the transaction. For accounting purposes, the Company has valued the shares at approximately $2,147,000. The agreement provides that the Company will also receive 50% of the proceeds in excess of $2,250,000 from collection of the receivables. The transaction resulted in no gain or loss.

     OTHER

     During the year ended February 28, 1998, the Company lent approximately $122,000 to its Chief Executive Officer.

NOTE J - COMMITMENTS AND CONTINGENCIES

     The Company leases office space under noncancellable operating lease agreements expiring at various dates through 2002. Future minimum lease payments under these leases at February 28, 1998, were as follows:

     Year ending
     February 28,
     ------------
          1999                                      $   274,000
          2000                                          289,000
          2001                                          301,000
          2002                                          303,000
                                                    -----------
               Total                                 $1,167,000
                                                    -----------
                                                    -----------

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997

NOTE J - COMMITMENTS AND CONTINGENCIES - CONTINUED

     Rental expense totaled approximately $303,000 and $352,000 for the years ended February 28, 1998 and 1997, respectively.

     A former employee filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the individual owe the plaintiff additional stock options and is seeking damages in excess of $2,300,000. The Company believes such claims are without merit and intends to vigorously defend against the claims and is considering filing counter-claims.

     Two former employees of the Company had a lawsuit pending against the Company demanding payment of a promissory note issued in connection with the acquisition of the ADI Group and are seeking damages in excess of $400,000. The Company recently reached a settlement with one of the employees under the terms of a promissory note and agreed judgment. The court severed the claims of the remaining employee, who amended his claim to include amounts allegedly owing under an employment agreement (in the amount of approximately $168,000). The Company believes it has defenses to payment under the note and employment agreement and intends to vigorously defend against the lawsuit and pursue counterclaims.

     On January 7, 1998, the Company's former Houston landlord filed a lawsuit against the Company alleging that the Company breached a certain lease covering the Company's former Houston office space. The suit seeks damages to date of approximately $180,000, plus attorney's fees, pre and post judgment interest and court costs. The Company believes that it has viable defenses against such a claim and is in the process of filing a counter-suit against the plaintiff.

     The Company, and its President are involved in an arbitration proceeding with Vestcom, a group that claims it is entitled to compensation and a finder's fee for introducing the Company to a third party, and is seeking damages of $100,000 in shares of the Company's common stock plus 50% of additional compensation paid by the Company to such third party. The Company believes it has defenses to such claims. Vestcom has agreed to stay the arbitration proceeding pending a decision on one of the Company's defenses in Texas State Court. An oral ruling has been made by the court in favor of the Company.

     On October 12, 1997, five former employees of the Company filed a lawsuit against the Company and one current and one former officer and director. The suit alleges that the Company and/or the individuals owe the plaintiffs stock options in lieu of certain amounts claimed to be due to them for salary, bonus or override compensation, and seeks damages, attorney's fees, pre and post judgment interest, and costs allegedly in excess of $4,000,000. The Company and the individuals believe such claims are without merit and intend to vigorously defend against the claims.

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997


NOTE J - COMMITMENTS AND CONTINGENCIES - CONTINUED

     At this time, the Company is unable to predict the ultimate outcome of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any.

     The Company is also involved in other litigation. Such litigation is not material to the Company's consolidated financial condition or results of operations.

     At February 28, 1998, the Company has employment agreements with three of its officers. The agreements expire in 2000 to 2002.

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

                                                               Years ended February 28,
                                                              ---------------------------
                                                                  1998             1997
                                                              ----------       ----------
    Supplemental disclosures of cash flow information:
          Cash paid during the year for interest              $    128,929   $   239,508
          Non-cash investing and financing transactions:
               Notes payable converted to warrants                      -        734,000
               Payment of dividends in common stock                 96,429       133,714
               Conversions to common stock
                 Debt                                              901,326            -
                 Preferred stock and equity notes                  481,004     4,213,693
               Acquisition of software and in-process research
                    and development for notes payable                   -      1,206,560
               Liquidation of note payable by transfer of
                    collateral                                   1,250,000         -
               Sale of receivables for treasury stock            2,146,649         -
               Notes receivable satisfied through debt
                   assumptions                                     425,000         -

                              CITADEL TECHNOLOGY, INC.

                             February 28, 1998 and 1997


NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION - CONTINUED

                                                               Years ended February 28,
                                                              ---------------------------
                                                                  1998             1997
                                                              ----------       ----------
          Acquisition of businesses:
               In-process research and development acquired   $          -     $  1,711,480
               Assets acquired                                           -        2,051,135
               Liabilities assumed                                       -       (1,226,054)
               Common stock issued                                       -       (1,939,201)
                                                              ------------     ------------
               Cash paid, net                                 $          -     $    597,360
                                                              ------------     ------------
                                                              ------------     ------------

NOTE L - SUBSEQUENT EVENTS

     Subsequent to February 28, 1998, the Company issued common and convertible preferred stock for total consideration of approximately $5,000,000.