Form 10QSB
period 1998-05-31
CITADEL TECHNOLOGY INC
filed 1998-07-20
CIK 752789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                 (MARK ONE)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                                            ---------    ---------

                       COMMISSION FILE NUMBER:  0-08718


                           CITADEL TECHNOLOGY, INC.
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                      75-2432011
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
                        IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes  X     No
               ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                                 Outstanding at July 15, 1998
--------------------------------------              ----------------------------
Common Stock, Par value $.01 per share                      26,318,884



Transitional Small Business Disclosure Format Yes [ ] No [X]

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company are found after the signature page.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The statements contained in this Report that are not historical facts, including, but not limited to, statements found in this Item 2 - "Management's Discussion and Analysis," are forward-looking statements and as such involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Report could differ materially from those stated in such forward-looking statements.
 Among the factors that could cause actual results to differ materially are: general economic conditions; competition; the market for network software products; seasonality of product sales; the Company's capital requirements and the uncertainty of additional funding; the Company's inconsistent revenues and the uncertainty of future profitability; costs and risks related to integration of acquisitions; uncertainties related to new product development and market acceptance of new products; costs, expenses and delays in sales related to the implementation of new sales methods; software development costs; litigation; as well as the risks and uncertainties discussed in this Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time-to-time in the Company's other public reports and filings and public statements.

RESULTS OF OPERATIONS

During the three months ended May 31, 1998, the Company had net sales of $1,034,195, an increase of $541,921, or 110.1% over net sales of $492,274 during the three months ended May 31, 1997. The Company attributes the sales increase to increased industry recognition of its products and the recent partnering relationships with System Plan, in Japan and Guildsoft, Ltd., in England and its bundling arrangements with Microsoft and Compaq.

During the quarter, as mentioned previously, the Company entered into partnering relationships related to the distribution of the Company's products overseas with Guildsoft Ltd., in England, and System Plan, in Japan. In addition, during the quarter the Company entered into additional bundling arrangements with Microsoft and Compaq related to its Winshield and Folderbolt products.

The Company launched its WinShield NT and Network products during the quarter and is in beta testing on its CPR and FolderBolt 95 and NT products. The Company expects to launch these products during the second and third quarters of fiscal 1999. The Company also expects to launch its Citadel Secure Desktop product and other new products and upgrades that will provide ease-of-use security solutions for Internet and intranet applications on Microsoft and Novell platforms in the future quarters of fiscal 1999.

The costs and expenses incurred in connection with producing the Company's products were $70,331 during the quarter, an increase of $60,900 or 547.1% over cost of sales of $9,411 for the same period last year. As a percentage of sales, the Company's cost of sales for the quarter increased from 1.9% for the three months ended May 31, 1997 to 6.8% for the three months ended May 31, 1998. The increase in cost of sales for the current quarter over the same quarter last year can be attributed to a change in the product sales mix, during the quarter, to lower priced products sold on an individual unit basis and the establishment of a reserve for potential product returns. Both factors can be attributed to the Company's recent entry into the retail sales channel, which the Company was not engaged in during the same period last year. In addition, and partly due to its entry into the retail channel, the Company completely updated its packaging and collateral pieces to give all its products a common look. This also tended to increase the Company's cost of sales on a per unit basis. The impact of the aforementioned was offset, to some degree, by the increase in the Company's bundling revenues over the same quarter last year, which tends to reduce the cost of sales on a percentage basis.

Research and development costs charged to expense for the quarter were approximately $104,724 versus $150,524 for the same period last year, or a decrease of $45,800 or 30.4%. Development costs of $498,503 and $145,911 for the quarters ended May 31, 1998 and 1997, respectively, were capitalized. The increase in capitalized costs relates to the increased level of development activity during the quarter. The Company, through its association with Metamor Worldwide Inc., was able to devote substantially more resources this quarter to development activities than was possible in previous quarters. The Company, as it continues to upgrade and expand its product offerings, expects that its level of development activity in future quarters will continue to exceed its levels of comparable past quarters. The Company expects to launch additional new products and upgrades in the future quarters of fiscal 1999 that will provide for ease of security solutions for Internet and intranet applications on Microsoft and Novell platforms.

Selling and marketing expenses increased from $307,629 for the quarter ended May 31, 1997 to $471,394 for the quarter ended May 31, 1998, or 53.2%.
However, as a percentage of sales, selling and marketing expenses for the quarter decreased from 62.5% to 45.6%. The Company expects that it will continue to allocate additional resources to selling and marketing expenses in the future. Therefore, the Company would expect that in the future, these expenses will continue to increase on a dollar basis, but as sales increase these expenses should continue to decrease as a percentage of sales.

General and administrative expenses decreased $228,499, or 39.1% from $583,838 for the quarter ended May 31, 1997 to $355,339 for the quarter ended May 31, 1998. This resulted primarily from the Company's restructuring and cost control programs implemented during the second quarter of last year. As a percentage of sales, these expenses decreased from 118.6% in 1997 to 34.3% in 1998. The Company would expect that as revenues increase these expenses would continue to decrease as a percentage of sales.

Depreciation and amortization expense increased $78,254 or 28.5%, to $352,426 from $274,172 for the three months ended May 31, 1998 and 1997, respectively. This increase resulted from the commencement of amortization on certain capitalized research and development costs relating to products that became available for sale during the quarter. The Company would expect these expenses to continue to increase in the future as additional products become available for sale.

Interest expense for the three months ended May 31, 1998 increased to $51,204, an increase of $29,978 or 141.2% over interest expense of $21,226 during the same period last year. This resulted primarily from the Company having more interest bearing debt in place during this quarter than during the quarter ended May 31, 1997.

As a result of the foregoing, the Company, for the three months ended May 31, 1998, reported a net loss before extraordinary items of $371,223, compared to a net loss of $861,119 for the same period last year.

During the quarter, the Company recognized a gain on the settlement of debts of $527,221 relating primarily to the restructuring of a certain note payable to Inxight, a division of Xerox. In connection with the restructuring, Inxight agreed to reduce a certain note and accrued interest due from the Company by $520,816. In exchange, the Company agreed to a shorter maturity on the note and the issuance of 250,000 shares of the Company's Common Stock to Inxight (valued at $92,500 as of the date of the transaction). The value of the stock has been treated as a reduction in the gain associated with the
transaction.   The remaining balance relates to miscellaneous gains
recognized by the Company associated with the settlement of balances due various vendors during the quarter.

As a result of the aforementioned, the Company, for the three months ended May 31, 1998, reported a net profit of $155,998, compared to a net loss of approximately $861,119 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at May 31, 1998 were $1,247,569.

Cash flow from operations was a negative $3,272,821 for the three months ended May 31, 1998, compared to negative $408,270 for the three months ended May 31, 1997. This increase was primarily due to an increase in the Company's trade receivables, which increased due to the increase in the Company's revenues during the quarter; this was offset by a decrease in the net loss of the Company due to factors previously discussed. In addition to the aforementioned, the Company's operational cash flow was impacted by a receivable the Company recorded of $2,500,000, which related to a certain Common Stock sale transaction at the end of the Company's quarter. The Company, subsequent to the end of the quarter, received the funds.

Cash used in investing activities was approximately $507,872 for the three months ended May 31, 1998, compared to approximately $279,232 for the same period last year. This increase was due to an increase in development expenses resulting from increased development activities on new products and product upgrades.

Cash provided by financing activities was $5,019,707 for the three months ended May 31, 1998, compared to $709,906 for the three months ended May 31, 1997. This increase was due primarily to more capital being raised during this quarter compared to the same quarter last year.

As a result of the aforementioned factors, cash and cash equivalents increased by $1,239,014 for the three months ended May 31, 1998 versus an increase of approximately $22,404 for the same period last year.

On April 13, 1998, the Company received a loan in the amount of $250,000 from an individual. The loan bears interest at 10% per annum and is payable in full on or before July 13, 1998. On May 26, 1998, the individual exercised his option and converted this debt into shares of the Company's Series D Convertible Redeemable Preferred Stock. See Part II, Item 2 - "Recent Sales Of Unregistered Securities During The Quarter."

On April 30, 1998, the Company and Precision Capital Investors Limited Partnership I ("Precision") entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which Precision purchased shares of 6% Series E Convertible Redeemable Preferred Stock for $500,000. See Part II,
Item 2 -"Recent Sales Of Unregistered Securities During the Quarter." The Company, on June 30, 1998, exercised its option and redeemed in full this issuance.

On May 15, 1998, the Company and Metamor Worldwide, Inc. (formerly CORESTAFF, Inc.) ("Metamor") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Metamor purchased 2,000 shares of Citadel's 11% Series D Convertible Redeemable Preferred Stock for proceeds of $2,000,000. See Part II, Item 2 - "Recent Sales Of Unregistered Securities During The Quarter."

On May 26, 1998, the Company and Icarus Investments I, Ltd. ("Icarus") entered into a Stock Purchase Agreement pursuant to which Icarus purchased 2,000,000 shares of Citadel's Common Stock for proceeds of $2,500,000. See part II, Item 2 - "Recent Sales Of Unregistered Securities During The Quarter." On June 30, 1998, Icarus purchased an additional 1,000,000 shares of Citadel's Common Stock for proceeds of $1,500,000." See Part II, Item 5 - "Other Information."

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

Two former employees of the Company have lawsuits pending against the Company demanding payment of a promissory note issued in connection with the acquisition of Kent-Marsh and Astonishing Developments, Inc. and are seeking damages in excess of $400,000. The Company recently reached a settlement with one of the employees under the terms of a promissory note and agreed judgement. The court severed the claims of the remaining party, who amended his claims to include amounts allegedly owing under an employment agreement (in the amount of approximately $168,000). The Company believes it has defenses to payment under the note and employment agreement and intends to vigorously defend against the lawsuit and pursue counterclaims. The Company has filed an answer in the case, styled NESBITT & WESOLEK V. CITADEL, in the 193rd District Court of Dallas County, Texas.

On January 7, 1998, the Company's former Houston landlord filed a lawsuit against the Company, styled LENHNDORFF FOUR OAKS PLACE JOINT VENTURE V. CITADEL, in the 11th Judicial District Court of Harris County, Texas, alleging that the Company breached a certain lease covering the Company's former Houston office space. The suit seeks damages to date of approximately $180,000, plus attorney's fees, pre- and post-judgment interest and court costs. The Company believes that it has viable defenses against such a claim and is in the process of filing a counter-suit against the plaintiff.

The Company and its president are involved in an arbitration proceeding, styled VESTCOM LTD. V. CITADEL COMPUTER SYSTEMS, INCORPORATED before the American Arbitration Association in Los Angeles, California. Vestcom claims it is entitled to compensation and a finder's fee for introducing the Company to a third party and is seeking damages of $100,000 in shares of the Company's Common Stock plus 50% of additional consideration paid by the Company to such a third party. The Company and its president believe they have defenses to such claim. Vestcom agreed to stay the arbitration proceeding pending a decision on one of the Company's defenses in Texas state court. The case is styled CITADEL COMPUTER SYSTEMS, INC. AND STEVEN B. SOLOMON V. VESTCOM, LTD., in the 193rd Judicial District Court in Dallas County, Texas. In June 1998, the Texas state court made an oral ruling in favor of the Company and its president that the purported agreement was a forgery. In the event the court issues a written opinion in accordance with its oral ruling, the arbitration proceedings should be permanently enjoined. The Company intends to vigorously defend against the claim.

On October 12, 1998, five former employees of the Company filed a lawsuit against the Company and one current and one former officer and director. The suit alleges that the Company and/or the individuals owe the plaintiffs free trading stock options in lieu of certain amounts claimed to be due to them for salary, bonus or override compensation, and seeks damages, attorney's fees, pre-and post-judgment interest and costs allegedly in excess of $4,000,000. The Company and the individuals believe such claims are without merit and intend to vigorously defend against the claims. The lawsuit is styled MARKS, MARKS, RANSHAW, COLQUITT & LAURATIS V. CITADEL COMPUTER SYSTEMS, INC., et al., in the 189th Judicial District Court of Harris County, Texas.

At this time, the Company is unable to predict the ultimate outcome of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any.

The Company is also involved in routine litigation from time-to-time. Such litigation is not material to the Company's consolidated financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

In January 1998, the Company received a loan in the amount of $400,000 from Thomas E. Oxley. In connection with the loan, Mr. Oxley received warrants to purchase 200,000 shares of common stock at $.32 per share (the then fair market value of the Company's common stock at the date of the transaction). The warrants vested immediately and expire on January 5,1999. In May 1998, Mr. Oxley converted this debt into shares of the Company's Common Stock. Such securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. No underwriters were involved in connection with the sale of the securities.

In April 1998, the Company received a loan in the amount of $250,000 from Edward Coppola. The loan bore interest at 10% per annum and is payable in full on or before July 13, 1998. In connection with the loan, the Company issued warrants to purchase 100,000 shares of the Company's Common Stock at $.50 per share (the fair market value of the Company's Common Stock at the date of the transaction). The warrants vest immediately and expire on April 1, 2001. Mr. Coppola has the right to convert this debt into shares of the Company's Series D Convertible Redeemable Preferred Stock (the terms of which are described below). Such securities were not registered under the Securities Act, in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. No underwriters were involved in connection with the sale of the securities. On May 26, 1998, Mr. Coppola converted this debt into shares of the Company's Series D Convertible Redeemable Preferred Stock.

On April 30, 1998, the Company and Precision Capital Investors Limited Partnership I ("Precision") entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which Precision purchased shares of 6% Series E Convertible Redeemable Preferred Stock for $500,000. The Series E Preferred Stock was redeemed by the Company at a redemption price in cash equal to 112.5% of the original issue price, plus accrued and unpaid dividends to the redemption date. In connection with the transaction, the Company also issued warrants to purchase up to 100,000 shares of the Company's common stock at $0.75 per share (above the fair market value of the Company's common stock at the date of the transaction), which expire on April 30, 2001. Such securities were not registered under the Securities Act, in reliance upon

On May 15, 1998, the Company and Metamor Worldwide, Inc. (formerly Corestaff, Inc.) ("Metamor") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Metamor purchased 2,000 shares of Citadel's 11% Series D Convertible Redeemable Preferred Stock for proceeds of $2,000,000. The preferred shares are convertible into Common Stock of the Company at the election of the holder at a conversion price equal to 150% of the twenty day average of the closing bid price of the Company's Common Stock prior to the closing of the purchase ($1.07 per share). The preferred shares will automatically convert into shares of Common Stock upon (i) the closing of an underwritten public offering that values the Company at a minimum equity value of $20,000,000 with proceeds to the Company of a minimum of $10,000,000 before expenses, or (ii) the date at which the Company's Common Stock maintains a closing bid price that is 100% greater than the conversion price for at least 20 consecutive days. Such shares were not registered under the Securities Act, in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. No underwriters were involved in connection with the sale of the shares under the Stock Purchase Agreement. Beginning one year from the date of closing, the Company may redeem all or part of the unconverted preferred shares based on a redemption price equal to 120% of the issuance price if redeemed prior to two years after the closing, 115% of the issuance price if redeemed prior to three years after the closing, or 100% of the issuance price if redeemed prior to four years after the closing.

On May 26, 1998, the Company and Icarus Investments I, Ltd. ("Icarus") entered into a Stock Purchase Agreement pursuant to which Icarus purchased 2,000,000 shares of Citadel's Common Stock for proceeds of $2,500,000. Such shares were not registered under the Securities Act, in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In connection with the transaction, the Company issued warrants to purchase 500,000 shares of the Company's Common Stock at $4.00 per share and 500,000 at $5.00. No underwriters were involved in connection with the sale of the shares under the Stock Purchase Agreement.

ITEM 5. OTHER INFORMATION

On June 30, 1998, the Company and Icaurs Investments I, Ltd. ("Icarus") entered into a Stock Purchase Agreement pursuant to which Icarus purchased 1,000,000 shares of Citadel's Common Stock for proceeds of $1,500,000. Such shares were not registered under the Securities Act, in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. No underwriters were involved in connection with the sale of the shares under the Stock Purchase Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

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

10.12 Series D Preferred Stock Purchase Agreement between Citadel and Metamor Worldwide, Inc., dated May 15, 1998 (incorporated by reference to Exhibit
10.12 of the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998).

10.13 Stock Purchase Agreement between Citadel and Precision Capital Limited Partnership I, dated April 30, 1998 (incorporated by reference to Exhibit
10.13 of the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998).

10.14 Stock Purchase Agreement between Citadel and Icarus Investments I, Ltd., dated May 27, 1998 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998).

REPORTS ON FORM 8-K.

The Company filed no Current Reports on Form 8-K during the quarter ended May 31, 1998.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CITADEL TECHNOLOGY, INC.
                                 (REGISTRANT)

Date: July 15, 1998     By: /s/ Steven B. Solomon
                            --------------------------
                        Steven B. Solomon, President and Chief Executive Officer
                        (Duly Authorized Signatory and Principal Executive Officer)

                        By: /s/ Richard L. Travis, Jr.
                            --------------------------
                        Richard L. Travis, Jr., Chief Operating and Financial Officer
                        (Duly Authorized Signatory and Principal Financial Officer)

                             CITADEL TECHNOLOGY, INC.

                            CONSOLIDATED BALANCE SHEETS

                                                                MAY 31,       FEBRUARY 28,
                           ASSETS                                1998             1998
                                                             ------------     ------------
CURRENT ASSETS
  Cash                                                       $  1,247,569     $     8,555
  Accounts receivable, less allowance for returns and
    doubtful accounts of $629,000 and $681,000                  1,140,375         435,615
  Notes receivable from related parties                           378,100         376,487
  Subscription receivable                                       2,500,000             -
  Inventories                                                     113,308          57,512
  Other                                                           337,426          71,981
                                                             ------------     ------------
      Total current assets                                      5,716,778         950,150

PROPERTY AND EQUIPMENT, NET                                       350,737         387,923

PURCHASED SOFTWARE, net of accumulated
  amortization of $2,020,000 and $1,788,000                     3,229,902       3,462,879

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
  net of accumulated amortization of $223,000 and $150,000      1,437,041       1,011,432

OTHER ASSETS                                                      183,387         350,650
                                                             ------------     ------------
                                                             $ 10,917,845     $ 6,163,034
                                                             ------------     ------------
                                                             ------------     ------------

The accompanying notes are an integral part of these statements.

                             CITADEL TECHNOLOGY, INC.

                                                                           MAY 31,     FEBRUARY 28,
          LIABILITIES AND STOCKHOLDERS' EQUITY                              1998           1998
                                                                        ------------   ------------
CURRENT LIABILITIES

  Cash overdraft                                                        $        -     $     10,249
  Current maturities of long-term debt                                     1,177,781      1,270,565
  Notes payable                                                              416,093        842,174
  Accounts payable and accrued expenses                                    2,266,914      2,274,141
                                                                        ------------   ------------
      Total current liabilities                                            3,860,788      4,397,129

LONG-TERM LIABILITIES
  Debt, less current liabilities                                              74,910        478,044
                                                                        ------------   ------------
      Total liabilities                                                    3,935,698      4,875,173

COMMITMENTS AND CONTINGENCIES                                                    -              -

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value per share; authorized
    60,000,000 shares; issued, 29,180,800 shares
    at 5/31/98 and 25,881,328 shares at 2/28/98                              291,808        258,813
  Preferred stock, $.01 par value per share;
    authorized 1,000,000 shares; issued and outstanding
      Series B convertible, 50 shares (liquidation value $50,000)                  1              1
      Series C convertible, 4,250 shares at 5/31/98 and 5,000 shares              43             50
        at 2/28/98 (liquidation value $425,000 and $500,000)
      Series D convertible, 2,253 shares (liquidation value $2,253,000)           23            -
      Series E convertible, 5,000 shares (liquidation value $500,000)             50            -
  Equity Notes                                                               944,000        944,000
  Additional paid-in capital                                              21,663,669     16,158,442
  Accumulated deficit                                                    (13,417,208)   (13,573,206)
  Unrealized loss on securities available for sale                                       -              -
  Treasury stock, at cost (4,164,613 shares)                              (2,500,239)    (2,500,239)
                                                                        ------------   ------------
      Total stockholders' equity                                           6,982,147      1,287,861
                                                                        ------------   ------------
                                                                        $ 10,917,845     $6,163,034
                                                                        ------------   ------------
                                                                        ------------   ------------

The accompanying notes are an integral part of these statements.

                              CITADEL TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                    MAY 31,
                                                               1998          1997
                                                           ------------   ------------
Gross sales                                                $  1,076,426   $    498,069
  Less returns and allowances                                    42,231          5,795
                                                           ------------   ------------
Net sales                                                     1,034,195        492,274

Cost of sales                                                    70,331          9,411
                                                           ------------   ------------
      Gross profit                                              963,864        482,863

Operating expenses
  Research and development expenses                             104,724        150,524
  Selling and marketing expenses                                471,394        307,629
  General and administrative expenses                           355,339        583,838
                                                           ------------   ------------
                                                                931,457      1,041,991
                                                           ------------   ------------
  Operating income (loss) before depreciation
    and amortization                                             32,407       (559,128)

Depreciation and amortization expense                           352,426        274,172
                                                           ------------   ------------
  Operating income (loss)                                      (320,019)      (833,300)

Other income (expense)
  Interest expense                                              (51,204)       (21,226)
  Other                                                             -           (6,593)
                                                           ------------   ------------
                                                                (51,204)       (27,819)
                                                           ------------   ------------
      Net loss before extraordinary item                       (371,223)      (861,119)

Extraordinary item - gain on settlement of debt                 527,221            -
                                                           ------------   ------------
      Net income (loss)                                    $    155,998   $   (861,119)
                                                           ------------   ------------
                                                           ------------   ------------
Basic and diluted earnings (loss) per share data
  Net loss before extraordinary item                       $      (0.02)  $      (0.06)
  Extraordinary item                                       $       0.02   $        -
                                                           ------------   ------------
  Net income (loss) per share                              $       0.01   $      (0.06)
                                                           ------------   ------------
                                                           ------------   ------------
Shares used in computing earnings (loss) per share
  Basic                                                      21,989,756     15,420,384
                                                           ------------   ------------
                                                           ------------   ------------
  Diluted                                                    27,471,985     15,420,384
                                                           ------------   ------------
                                                           ------------   ------------


The accompanying notes are an integral part of these statements.

                       CITADEL COMPUTER SYSTEMS INCORPORATED

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED
                                                               MAY 31,
                                                         1998           1997
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $    155,998   $   (861,119)
  Adjustments to reconcile net loss to net cash
    used by operating activities
      Depreciation and amortization                       352,426        274,172
      Gain on settlement of debt                         (527,221)           -
  Changes in operating assets and liabilities
    Accounts receivable                                  (704,760)       (93,917)
    Notes receivable from related parties                  (1,613)       (92,968)
    Other current assets                                 (265,445)       (81,942)
    Inventories                                           (55,796)           -
    Bank overdraft                                        (10,249)      (167,256)
    Accounts payable and accrued expenses                 116,576        616,792
    Other assets                                          167,263         (2,032)
    Subscription receivable                            (2,500,000)           -
                                                     ------------   ------------
  NET CASH USED BY OPERATING ACTIVITIES                (3,272,821)      (408,270)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (9,369)      (133,321)
  Development of software                                (498,503)      (145,911)
                                                     ------------   ------------
  NET CASH USED BY INVESTING ACTIVITIES                  (507,872)      (279,232)

CASH FLOW FROM FINANCING ACTIVITIES
  Net change in notes payable                             (76,081)       (11,240)
  Repayments of long-term debt                                -          (67,280)
  Proceeds from the sale of preferred stock             2,701,388            -
  Proceed from the sale of equity notes                       -          695,000
  Proceeds from sale of common stock                    2,394,400         93,426
                                                     ------------   ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             5,019,707        709,906
                                                     ------------   ------------
  Net increase (decrease) in cash                       1,239,014         22,404
  Cash at the beginning of the period                       8,555         15,100
                                                     ------------   ------------
  Cash at the end of the period                      $  1,247,569   $     37,504
                                                     ------------   ------------
                                                     ------------   ------------


The accompanying notes are an integral part of these statements.

                              CITADEL TECHNOLOGY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

GENERAL:

The financial information presented herein should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the period ended February 28, 1998. The balance sheet as of February 28, 1998 has been derived from the audited financial statements at that date.

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

RECLASSIFICATIONS:

Certain amounts for the quarter ended May 31, 1997 have been reclassified to conform to the quarter ended May 31, 1998 presentation.

NOTE B - STOCKHOLDERS' EQUITY

During the period from March 1, 1998 through May 31, 1998, the Company's stockholders' equity reflected the following changes:

     Balance at February 28, 1998                  $1,287,861

     Issuance of preferred stock, net               2,701,388
     Conversion of debt to equity                     442,500
     Issuance of Common Stock, net                  2,369,400
     Exercise of options                               25,000
     Net income                                       155,998
                                                   ----------
     Balance at May 31, 1998                       $6,982,147
                                                   ----------
                                                   ----------

NOTE C - COMMITMENTS AND CONTINGENCIES

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

                              CITADEL TECHNOLOGY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - COMMITMENTS AND CONTINGENICIES CONTINUED

Two former employees of the Company have lawsuits pending against the Company demanding payment of a promissory note issued in connection with the acquisition of Kent-Marsh and Astonishing Developments, Inc. and are seeking damages in excess of $400,000. The Company recently reached a settlement with one of the employees under the terms of a promissory note and agreed judgement. The court severed the claims of the remaining party, who amended his claims to include amounts allegedly owing under an employment agreement (in the amount of approximately $168,000). The Company believes it has defenses to payment under the note and employment agreement and intends to vigorously defend against the lawsuit and pursue counterclaims. The Company has filed an answer in the case, styled NESBITT & WESOLEK V. CITADEL, in the 193rd District Court of Dallas County, Texas.

On January 7, 1998, the Company's former Houston landlord filed a lawsuit against the Company, styled LENHNDORFF FOUR OAKS PLACE JOINT VENTURE V. CITADEL, in the 11th Judicial District Court of Harris County, Texas, alleging that the Company breached a certain lease covering the Company's former Houston office space. The suit seeks damages to date of approximately $180,000, plus attorney's fees, pre- and post-judgment interest and court costs. The Company believes that it has viable defenses against such a claim and is in the process of filing a counter-suit against the plaintiff.

The Company and its president are involved in an arbitration proceeding, styled VESTCOM LTD. V. CITADEL COMPUTER SYSTEMS, INCORPORATED before the American Arbitration Association in Los Angeles, California. Vestcom claims it is entitled to compensation and a finder's fee for introducing the Company to a third party and is seeking damages of $100,000 in shares of the Company's Common Stock plus 50% of additional consideration paid by the Company to such a third party. The Company and its president believe they have defenses to such claim. Vestcom agreed to stay the arbitration proceeding pending a decision on one of the Company's defenses in Texas state court. The case is styled CITADEL COMPUTER SYSTEMS, INC. AND STEVEN B. SOLOMON V. VESTCOM, LTD., in the 193rd Judicial District Court in Dallas County, Texas. In June 1998, the Texas state court made an oral ruling in favor of the Company and its president that the purported agreement was a forgery. In the event the court issues a written opinion in accordance with its oral ruling, the arbitration proceedings should be permanently enjoined. The Company intends to vigorously defend against the claim.

On October 12, 1998, five former employees of the Company filed a lawsuit against the Company and one current and one former officer and director. The suit alleges that the Company and/or the individuals owe the plaintiffs free trading stock options in lieu of certain amounts claimed to be due to them for salary, bonus or override compensation, and seeks damages, attorney's fees, pre-and post-judgment interest, and costs allegedly in excess of $4,000,000. The Company and the individuals believe such claims are without merit and intend to vigorously defend against the claims. The lawsuit is styled MARKS, MARKS, RANSHAW, COLQUITT & LAURATIS V. CITADEL COMPUTER SYSTEMS, INC., et al., in the 189th Judicial District Court of Harris County, Texas.

At this time, the Company is unable to predict the ultimate outcome of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any.

The Company is also involved in routine litigation from time-to-time. Such litigation is not material to the Company's consolidated financial condition or results of operations.

                              CITADEL TECHNOLOGY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - CAPITAL TRANSACTIONS

The Company issued 2,253 shares of 11% series D Convertible Redeemable Preferred Stock during the quarter. The preferred shares are convertible into Common Stock of the Company at the election of the holders at a conversion price equal to 150% of the 20 day average of the closing bid price of the Company's Common Stock prior to the closing of the purchase ($1.075 per share). The Preferred Stock will automatically convert into shares of Common Stock upon (i) the closing of an underwriting public offering that values the Company at a minimum equity value of $20,000,000 with proceeds to the Company of a minimum of $10,000,000 before expenses, or (ii) the date at which the Company's Common Stock maintains a closing bid price that is 100% greater than the conversion price for at least 20 consecutive days. Such shares were not registered under the Securities Act, in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. No underwriters were involved in connection with the sale of the shares under the Stock Purchase Agreement. Beginning one year from the date of closing, the Company may redeem all or part of the unconverted preferred shares based on a redemption price equal to 120% of the issuance price if redeemed prior to two years after the closing, 115% of the issuance price if redeemed prior to three years after the closing, or 100% of the issuance price if redeemed prior to four years after the closing.

The Company also issued 5,000 shares of 6% Series E Convertible Redeemable Preferred Stock during the quarter. The preferred shares are convertible into Common Stock of the Company at the election of the holder at any time after 90 days following the date of issuance, at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the consecutive five-day average closing bid price for the Company's Common Stock prior to the conversion date, or (ii) 115% of the closing market price as of the closing date of the issuance of the Series E Preferred Stock ($.79 per share). At any time after the date of issuance of the Series E Preferred Stock, and prior to the 90th day following the date of original issuance, this Company may redeem some or all of the outstanding Series E Preferred Stock at a redemption price in cash equal to 107.5% of the original issue price if redeemed within 30 days of issuance, 112.5% of the original issue price if redeemed between 31 and 60 days of issuance, and 117.5% of the original issue price if redeemed between 61 and 90 days of issuance, plus accrued and unpaid dividends to the redemption date.

On May 26, 1998, the Company and Icarus Investments I, Ltd. ("Icarus") entered into a Stock Purchase Agreement pursuant to which Icarus purchased 2,000,000 shares of Citadel's Common Stock for proceeds of $2,500,000. Such shares were not registered under the Securities Act, in reliance upon
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In connection with the transaction, the Company issued warrants to purchase 500,000 shares of the Company's Common Stock at $4.00 per share and 500,000 at $5.00. No underwriters were involved in connection with the sale shares under the Stock Purchase Agreement. The Company paid an individual a commission of $175,000 in connection with the transaction.

NOTE E - SUBSEQUENT EVENTS

On June 30, 1998, the Company exercised its 30 - 60 day redemption option relating to a certain 6% Series E Convertible Redeemable Preferred Stock issuance and redeemed the 5,000 outstanding shares for $562,500 plus accrued dividends. The Company thought this was a prudent business decision given the difference between the Company's current Common Stock market price and the $.79 conversion price of the issuance.

On June 30, 1998, the Company and Icaurs Investments I, Ltd. ("Icarus") entered into a Stock Purchase Agreement pursuant to which Icarus purchased 1,000,000 shares of Citadel's Common Stock for proceeds of $1,500,000. Such shares were not registered under the Securities Act, in reliance upon Section
4(2) of the Securities Act and Rule 506 of Regulation D thereunder.   No
underwriters were involved in connection with the sale of the shares under the Stock Purchase Agreement.

                              CITADEL TECHNOLOGY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - EARNINGS PER SHARE CALCULATION


                                           FOR THE QUARTER ENDED MAY 31, 1998
                                        INCOME           SHARES        PER SHARE
                                      (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                      ----------     -------------     ---------
Income after extraordinary item        $155,998
Less:  Preferred stock dividends        (18,830)
                                       --------

BASIC EPS
Income available to common
   stockholders                         137,168       21,989,756          $.01
                                                                          ----
                                                                          ----

EFFECT OF DILUTIVE SECURITIES
Warrants                                               3,033,565
Convertible preferred stock              18,830        1,771,742
Convertible debt                          4,159          676,923
                                       --------       ----------
DILUTED EPS
Income available to common
   stockholders + assumed conversions  $160,157       27,471,985          $.01
                                       --------       ----------          ----
                                       --------       ----------          ----

NOTE F - RELATED PARTY TRANSACTIONS

The Company contracted with Metamor Software Solutions, a division of Metamor Worldwide, Inc. ("Metamor") (formerly CORESTAFF, Inc.) to provide various development services for the Company. The Company incurred $498,502 in expenses related to these services during the quarter ended May 31, 1998.
Mr. Johnsen, one of the Company's directors, is executive vice president of Metamor.