Form 10QSB
period 1998-08-31
CITADEL TECHNOLOGY INC
filed 1998-10-20
CIK 752789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

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
Yes X  No
   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class                            Outstanding at October 19, 1998
--------------------------------------           -------------------------------
Common Stock, Par value $.01 per share                      27,875,813





Transitional Small Business Disclosure Format Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS





                            CITADEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS





                                                                  AUGUST 31,    FEBRUARY 28,
                            ASSETS                                   1998          1998
                                                                  ----------    -----------
CURRENT ASSETS
     Cash                                                         $1,930,876     $    8,555
     Accounts receivable, less allowance for returns and
        doubtful accounts of $43,000 and $681,000                  1,651,622        435,615
     Notes receivable from related parties                           603,600        376,487
     Inventory                                                       116,706         57,512
     Other                                                           382,897         71,981
                                                                  ----------     ----------

     Total current assets                                          4,685,701        950,150


PROPERTY AND EQUIPMENT, net                                          343,709        387,923

PURCHASED SOFTWARE, net of accumulated amortization
     of $2,252,530 and $1,788,000                                  2,997,869      3,462,879

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $312,200 and $150,000      1,593,658      1,011,432

OTHER ASSETS                                                         238,149        350,650
                                                                  ----------     ----------

                                                                  $9,859,086     $6,163,034
                                                                  ==========     ==========





The accompanying notes are an integral part of these statements.

                           CITADEL TECHNOLOGY, INC.

                                                                                  AUGUST 31,       FEBRUARY 28,
                           LIABILITIES AND STOCKHOLDERS' EQUITY                      1998              1998
                                                                                 ------------      ------------
CURRENT LIABILITIES
     Cash overdraft                                                              $         --      $     10,249
     Current maturities of long-term debt                                             347,781         1,270,565
     Notes payable                                                                    323,955           842,174
     Accounts payable and accrued expenses                                          1,278,359         2,274,141
                                                                                 ------------      ------------

     Total current liabilities                                                      1,950,095         4,397,129

LONG-TERM LIABILITIES
     Debt, less current liabilities                                                    74,910           478,044
                                                                                 ------------      ------------

     Total liabilities                                                              2,025,005         4,875,173

COMMITMENTS AND CONTINGENCIES                                                              --                --

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value per share; authorized
       60,000,000 shares; issued, 32,040,426 shares
       at 8/31/98 and 25,881,328 shares at 2/28/98                                    320,404           258,813
     Preferred stock, $.01 par value per share;
       authorized 1,000,000 shares; issued and outstanding
           Series B convertible, 50 shares (liquidation value $50,000)                      1                 1
           Series C convertible, 4,250 shares at 8/31/98 and 5,000 shares
              at 2/28/98 (liquidation value $425,000 and $500,000)                         43                50
           Series D convertible, 2,253 shares (liquidation value $2,253,000)               23                --
     Equity notes                                                                     944,000           944,000
     Additional paid-in capital                                                    23,196,241        16,158,442
     Accumulated deficit                                                          (14,126,392)      (13,573,206)
     Treasury stock, at cost (4,164,613 shares)                                    (2,500,239)       (2,500,239)
                                                                                 ------------      ------------

     Total stockholders' equity                                                     7,834,081         1,287,861
                                                                                 ------------      ------------

                                                                                 $  9,859,086      $  6,163,034
                                                                                 ============      ============



The accompanying notes are an integral part of these statements.

                          CITADEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 AUGUST 31,                          AUGUST 31,
                                                           1998              1997              1998              1997
                                                       ------------      ------------      ------------      ------------
Gross sales                                            $  1,129,078      $    350,070      $  2,205,504      $    848,138
    Less returns and allowances                              51,760             3,976            93,991             9,770
                                                       ------------      ------------      ------------      ------------
Net sales                                                 1,077,318           346,094         2,111,513           838,368

Cost of sales                                                60,912            14,375           131,243            23,786
                                                       ------------      ------------      ------------      ------------
     Gross profit                                         1,016,406           331,719         1,980,270           814,582

Operating expenses
    Research and development expenses                       146,609            67,215           251,333           217,737
    Selling and marketing expenses                          958,904           303,760         1,430,298           611,387
    General and administrative expenses                     426,152           426,570           781,491         1,010,408
                                                       ------------      ------------      ------------      ------------
                                                          1,531,665           797,545         2,463,122         1,839,532
                                                       ------------      ------------      ------------      ------------
    Operating income (loss) before depreciation
       and amortization                                    (515,259)         (465,826)         (482,852)       (1,024,950)

Depreciation and amortization expense                       371,491           348,152           723,917           622,328
                                                       ------------      ------------      ------------      ------------
    Operating income (loss)                                (886,750)         (813,978)       (1,206,769)       (1,647,278)

Other income (expense)
    Interest expense                                        (30,847)          (29,502)          (82,051)          (50,728)
    Other                                                     7,566           107,916             7,566           101,323
    Loss on marketable securities                                --          (199,672)               --          (199,672)
                                                       ------------      ------------      ------------      ------------
                                                            (23,281)         (121,258)          (74,485)         (149,077)
                                                       ------------      ------------      ------------      ------------
     Net loss before extraordinary item                    (910,031)         (935,236)       (1,281,254)       (1,796,355)

Extraordinary item - gain on settlement of debt             205,847                --           733,068                --
                                                       ------------      ------------      ------------      ------------
     Net income (loss)                                 $   (704,184)     $   (935,236)     $   (548,186)     $ (1,796,355)
                                                       ============      ============      ============      ============

Basic and diluted earnings (loss) per share data
    Net loss before extraordinary item                        (0.03)            (0.06)            (0.05)            (0.12)
    Extraordinary item                                         0.01                --              0.03                --
                                                       ------------      ------------      ------------      ------------
    Net income (loss) per share                               (0.03)            (0.06)            (0.02)            (0.12)
                                                       ============      ============      ============      ============

Shares used in computing earnings (loss) per share
     Basic and diluted                                   26,256,753        14,427,452        24,123,254        14,424,452
                                                       ============      ============      ============      ============




The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Six months ended
                                                                    August 31,
                                                              1998             1997
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                             $  (548,186)     $(1,796,355)
      Adjustments to reconcile net loss to net cash
           used by operating activities
                Depreciation and amortization                  723,917          622,328
                Net loss on marketable securities                   --          199,672
                Gain on settlement of debt                    (733,068)              --
                Provision for uncollectiable accounts           15,000               --
      Changes in operating assets and liabilities
           Accounts receivable                              (1,231,007)         (99,851)
           Notes receivable from related parties              (227,113)         (82,548)
           Other current assets                               (310,916)        (254,874)
           Inventory                                           (59,194)              --
           Bank overdraft                                      (10,249)         (22,797)
           Accounts payable and accrued expenses              (666,132)         771,164
           Other assets                                        112,501           (3,786)
                                                           -----------      -----------
      NET CASH USED BY OPERATING ACTIVITIES                 (2,934,447)        (667,047)

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                     (52,413)        (128,112)
      Securities transactions - net                                 --          156,100
      Development of software                                 (744,506)        (280,834)
                                                           -----------      -----------
      NET CASH USED BY INVESTING ACTIVITIES                   (796,919)        (252,846)

CASH FLOW FROM FINANCING ACTIVITIES
      Net change in notes payable                             (118,219)        (197,432)
      Proceeds from sale of equity & convertible notes              --        1,075,000
      Proceeds from sale of preferred stock                  2,567,391               --
      Proceeds from sale of common stock                     3,772,015           63,426
      Redemption of preferred stock                           (567,500)              --
                                                           -----------      -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES              5,653,687          940,994
                                                           -----------      -----------
      Net increase (decrease) in cash                        1,922,321           21,101
      Cash at the beginning of the period                        8,555           15,100
                                                           -----------      -----------
      Cash at the end of the period                        $ 1,930,876      $    36,201
                                                           ===========      ===========




The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - BASIS OF PRESENTATION

         The financial information presented herein should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the period ended February 28, 1998. The balance sheet as of February 28, 1998 has been derived from the audited financial statement at that date.

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


NOTE B - STOCKHOLDERS' EQUITY

         During the period from March 1, 1998 through August 31, 1998, the Company's stockholders' equity reflected the following changes:

Balance at February 28, 1998                     $ 1,287,861

Issuance of preferred stock, net                   2,645,808
Conversion of debt to equity                         442,500
Issuance of common stock, net                      2,424,980
Exercise of options                                   25,000
Net income                                           155,998
                                                 -----------
Balance at May 31, 1998                            6,982,147

Issuance of common stock, net                      1,410,000
Redemption of preferred stock                       (567,500)
Conversion of debt to equity                         346,003
Exercise of options                                   99,281
Value of options given related to assumption
  of certain indebtedness                            407,500
Expenses related to fund raising                    (139,166)
Net loss for the period                             (704,184)
                                                 -----------
Balance at August 31, 1998                       $ 7,834,081
                                                 ===========

                            CITADEL TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE C - COMMITMENTS AND CONTINGENCIES

In August 1998, the Company settled a lawsuit styled Marks, Marks, Ranshaw, Colquitt & Lauratis v. Citadel Computer Systems Incorporated, et al., in the 189th Judicial District Court of Harris County, Texas for $25,000 in cash plus the extension of the plaintiffs options to purchase 207,088 shares of Common Stock and the Company agreed to register the shares underlying these options. The lawsuit was filed by former employees who alleged that the Company and/or the individual defendants owed the plaintiffs damages, attorney's fees, pre- and post-judgment interest and costs allegedly in excess of $4,000,000.

                            CITADEL TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE C - COMMITMENTS AND CONTINGENCIES - CONTINUED

In August 1998, Janssen Meyers Associates L.P. ("JM") filed a lawsuit against the Company. The suit alleges that the Company owes the plaintiffs a fee in the amount of $16,500,000 plus interest and attorney's fees in connection with services allegedly performed by JM in respect of the merger between LoneStar and Old Citadel and related matters. The Company believes such claims are without merit and intends to vigorously defend against the claims. The lawsuit, styled Janssen Meyers Associates, L.P. v. Citadel Technology, Inc., was filed in the Supreme Court of the State of New York, County of New York. The Company has removed the case to federal court in the Southern District of New York.

NOTE D - CAPITAL TRANSACTIONS

On June 30, 1998, the Company and Icarus Investments I, Ltd. ("Icarus") entered into a Stock Purchase Agreement pursuant to which Icarus purchased 1,000,000 shares of Citadel's Common Stock for proceeds of $1,500,000. Such shares were not registered under the Securities Act, in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In connection with the transaction, the Company issued warrants to purchase 500,000 shares of the Company's Common Stock at $3.00 per shares and 250,000 shares at $2.00. The Company paid a commission of $90,000 to an individual in connection with the transaction. No other fees were paid in connection with the sale of the shares to Icarus.

NOTE E - RELATED PARTY TRANSACTIONS

The Company contracted with Metamor Software Solutions, a division of Metamor Worldwide, Inc. ("Metamor") to provide various development services for the Company. During the quarter the Company incurred approximately $246,000 in expenses related to these services, and approximately $745,000 for the period to date. Mr. Johnsen, one of the Company's directors, is executive vice president of Metamor.

On August 11, 1998, the Company entered into a transaction with a shareholder of the Company whereby the Company granted the shareholder certain options to purchase shares of Common Stock of the Company and reduced the exercise price on certain other options in consideration for the shareholder assuming certain indebtedness of the Company. The transaction resulted in no gain or loss. As of August 31, 1998, the Company has a receivable from this individual shareholder in the amount of $325,000, which is secured by 750,000 shares of the Company's Common Stock.

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

RESULTS OF OPERATIONS

During the three months ended August 31, 1998, the Company had net sales of $1,077,318, an increase of $731,224 or 211.3% over net sales of $346,094 for the three months ended August 31, 1997. During the six months ended August 31, 1998, the Company had net sales of $2,111,513, an increase of $1,273,145, or 151.9% over net sales of $838,368 for the six months ended August 31, 1997. The Company attributes the sales increase to increased industry recognition of its products and the recent partnering relationship with System Plan in Japan and its bundling arrangements with Microsoft and Compaq.

The costs and expenses incurred in connection with producing the Company's products increased from $14,375, or 4.2% of net sales for the three months ended August 31, 1997, to $60,912, or 5.7% for the three months ended August 31, 1998. The costs and expenses incurred in connection with producing the Company's products increased from $23,786, or 2.8% of net sales for the six months ended August 31, 1997, to $131,243, or 6.2% for the six months ended August 31, 1998. The percentage increase in cost of sales for the quarter and for the year to date over the same periods last year can be attributed to a change in the product sales mix to lower priced products sold on an individual unit basis and the establishment of a reserve for product returns. Both factors can be attributed to the Company's entry into the retail sales channel, which the Company was not engaged in during the same periods last year. In addition, and partly due to its entry into the retail channel, the Company completely updated its packaging and collateral pieces to give all its products a common look. This also tended to increase the Company's cost of sales on a per unit basis. The impact of the aforementioned was offset, to some degree, by the increase in the Company's bundling revenues over the same periods last year, which tended to reduce the cost of sales on a percentage basis. The reduction in costs and expenses as a percentage of revenues in the current quarter over the previous quarter can be attributed to the increase in bundling revenues as a percentage of total revenues in this quarter over the previous quarter.

Research and development costs charged to expense for the three months ended August 31, 1998 were $146,609 versus $67,215 for the same period last year, or an increase of $79,394 or 118.1%. Research and development costs charged to expense for the six months ended August 31, 1998 were $251,333 versus $217,737 for the same period last year, or an increase of $33,596 or 15.4%. The Company capitalized research and development costs of approximately $247,000 and $745,000 for the three and six months ended August 31, 1998, respectively, versus approximately $135,000 and $281,000 for the three and six months ended August 31, 1997, respectively. The increase in costs capitalized relates primarily to development work being performed by Metamor Software Solutions during the periods. The Company launched its WinShield NT and Network products during the first quarter of fiscal 1999 and its FolderBolt 95 and CPR for Netware products during the second quarter. The Company expects to launch its Citadel Secure Desktop product and other new products and upgrades during the third and fourth quarters of fiscal 1999 that will provide ease-of-use security solutions for Internet and intranet applications on Microsoft and Novell platforms.

Selling and marketing expense increased $655,144, or 215.7% from $303,760 for the three months ended August 31, 1997 to $958,904 for the three months ended August 31, 1998. For the six months ended August 31, 1998 selling and marketing expenses were $1,430,298, compared to $611,387 for the comparable period last year, or an increase of $818,911, or 133.9%. As a percentage of sales, selling and marketing expenses increased from 87.8% to 89.0% for, for the quarter and decreased from 80.0% to 67.7%, for the six months ended August 31, 1997 and 1998, respectively. During the quarter ended August 31, 1988, the Company allocated considerable resources to marketing and the expansion of its inside and outside sales departments. The Company expects that it will continue to allocate additional resources to selling and marketing expenses in the future. Therefore, the Company would expect that in the future these expenses will continue to increase on a dollar basis, but to the extent sales increase these expenses can be expected to decrease as a percentage of sales.

General and administrative expenses were $426,570 for the three months ended August 31, 1997, compared to $427,152 for the three months ended August 31, 1998. General and administrative expenses for the six months decreased $228,917, or 22.7%, from $1,010,408 to $781,491 for the six months ended May 31, 1997 and 1998, respectively. This resulted primarily from the Company's restructuring and cost control programs implemented during the previous fiscal year. As a percentage of sales these expenses decreased for the quarter from 123.3% in 1997 to 39.6% in 1998, and from 120.5% to 37.0%, for the six months ended August 31, 1997 and 1998, respectively. The Company would expect that as revenues increase these expenses will continue to decrease as a percentage of sales.

Depreciation and amortization expense increased $23,339 or 6.7%, to $371,491 from $348,152 for the three months ended August 31, 1998 and 1997, respectively. For the six months, depreciation and amortization expense increased $101,589, or 16.3%, from $622,328 to $723,917 for the periods ended August 31, 1997 and 1998, respectively. This increase resulted from the commencement of amortization on certain capitalized research and development costs relating to products that became available for sale during the periods.

Interest expense for the three months ended August 31, 1998 was $30,847 compared to $29,502 for the three months ended August 31, 1997. For the six months ended August 31, 1998, interest expense increased $31,323, from $50,728 for the six months ended August 31, 1997, to $82,051, or 61.7%. This resulted primarily from the Company having more interest bearing debt outstanding during the period when compared to the same period last year.

As a result of the foregoing the Company reported a net loss before extraordinary items of $910,031 for the three months ended August 31, 1998, compared to a net loss of $935,236 for the same period last year. For the six months ended August 31, 1998, the Company reported a net loss before extraordinary items of $1,281,254, compared to a net loss of $1,796,355, for the same period last year.

During the three months and six months ended August 31, 1998, the Company recognized gains on the settlement of debts of $205,847 and $733,068, respectively. These gains related primarily to the restructuring of a certain note payable to Inxight, a division of Xerox and the settlement of certain accrued obligations. In connection with the Inxight transaction, Inxight agreed to reduce a certain note and accrued interest due from the Company by $520,816. In exchange the Company agreed to a shorter maturity on the note and the issuance of 250,000 shares of the Company's common stock to Inxight (valued at $92,500 as of the date of the transaction). The value of the stock has been treated as a reduction in the gain associated with the transaction.

As a result of the aforementioned, for the three months ended August 31, 1998, the Company reported a net loss of $704,184, and a net loss of $548,186 for the six months then ended, compared to a net loss of approximately $935,236 and $1,796,355 for the respective comparable periods last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at August 31, 1998 were $1,930,876.

Cash flows from operations were a negative $2,934,447 for the six months ended August 31, 1998, compared to negative $667,047 for the six months ended August 31, 1997. The increase in the negative cash flow from operations resulted primarily from an increase in Company's receivables due to an increase in the Company's sales sold with extended payment terms, an increase in other assets which related primarily to expenditures for various marketing and advertising programs, and a decrease in accounts payable and accrued expenses. The aforementioned negative impacts were offset in part by a decrease in the Company's net loss for the period.

Cash used in investing activities was approximately $769,919 for the six months ended August 31, 1998, compared to approximately $252,846 for the same period last year. This increase resulted primarily from the increase in development expenses relating to development activities on new products and product upgrades.

Cash flows provided by financing activities were $5,653,687 for the six months ended August 31, 1998, compared to $940,944 for the six months ended August 31, 1997. This increase was due primarily to more capital being raised during this period compared to the same period last year.

As a result of the aforementioned factors, cash and cash equivalents increased by $1,922,321 for the six months ended August 31, 1998 versus an increase of approximately $21,101 for the same period last year.


PART II.  OTHER INFORMATION

Except as listed below, all information required by Part II is omitted because the items are inapplicable or the answer is negative.

ITEM 1.   LEGAL PROCEEDINGS

In August 1998, the Company settled a lawsuit styled Marks, Marks, Ranshaw, Colquitt & Lauratis v. Citadel Computer Systems Incorporated, et al., in the 189th Judicial District Court of Harris County, Texas for $25,000 in cash plus the extension of the plaintiffs options to purchase 207,088 shares of Common Stock and the Company agreed to register the shares underlying these options. The lawsuit was filed by former employees who alleged that the Company and/or the individual defendants owed the plaintiffs damages, attorney's fees, pre- and post-judgment interest and costs allegedly in excess of $4,000,000.

In August 1998, Janssen Meyers Associates L.P. ("JM") filed a lawsuit against the Company. The suit alleges that the Company owes the plaintiffs a fee in the amount of $16,500,000 plus interest and attorney's fees in connection with services allegedly performed by JM in respect of the merger between LoneStar and Old Citadel and related matters. The Company believes such claims are without merit and intends to vigorously defend against the claims. The lawsuit, styled Janssen Meyers Associates, L.P. v. Citadel Technology, Inc., was filed in the Supreme Court of the State of New York, County of New York. The Company has removed the case to federal court in the Southern District of New York.

At this time, the Company is unable to predict the ultimate outcome of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any. Such matters could have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 1998, the Company and Icarus Investments I, Ltd. ("Icarus") entered into a Stock Purchase Agreement pursuant to which Icarus purchased 1,000,000 shares of Citadel's Common Stock for proceeds of $1,500,000. Such shares were not registered under the Securities Act, in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In connection with the transaction, the Company issued warrants to purchase 500,000 shares of the Company's Common Stock at $3.00 per shares and 250,000 shares at $2.00. The Company paid a commission of $90,000 to an individual in connection with the transaction. No other fees were paid in connection with the sale of the shares to Icarus.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


10.1 Stock Purchase Agreement between Citadel and Icarus Investments I, Ltd., dated June 30, 1998.

10.2 Warrant to purchase shares of Common Stock issued to Icarus Investment I, Ltd. dated June 30, 1998.

27       Financial Data Schedule.


(b)  REPORTS ON FORM 8-K.

The Company filed no Current Reports on Form 8-K during the quarter ended August 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CITADEL TECHNOLOGY, INC.
                                  (REGISTRANT)


Date:  October 20, 1998   By: /s/ Steven B. Solomon
                             ---------------------------------------------------
                          Steven B. Solomon, President and Chief Executive
                          Officer (Duly Authorized Signatory and Principal
                          Executive Officer)

                          By: /s/ Richard L. Travis, Jr.
                             ---------------------------------------------------
                          Richard L. Travis, Jr., Chief Operating and Financial Officer (Duly Authorized Signatory and Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

10.1      Stock Purchase Agreement between Citadel and Icarus Investments I, Ltd., dated June 30, 1998.

10.2      Warrant to purchase shares of Common Stock issued to Icarus Investments I, Ltd. dated June 30, 1998.

27        Financial Data Schedule.