Form 10QSB
period 1998-11-30
CITADEL TECHNOLOGY INC
filed 1999-01-19
CIK 752789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________


                         COMMISSION FILE NUMBER: 0-18718


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
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                            Outstanding at January 18, 1999
--------------------------------------        -------------------------------
Common Stock, Par value $.01 per share                32,362,619


Transitional Small Business Disclosure Format Yes [ ] No [X]

PART I.    FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS


                            CITADEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS





                                                                   NOVEMBER 30,    FEBRUARY 28,
                                ASSETS                                1998             1998
                                                                   -----------     -----------
CURRENT ASSETS
      Cash and cash equivalents                                    $   615,769     $     8,555
      Accounts receivable, less allowance for returns and
         doubtful accounts of $110,000 and $681,000                  2,899,587         435,615
      Notes receivable from related parties                            729,434         376,487
      Inventory                                                        160,766          57,512
      Other                                                            387,734          71,981
                                                                   -----------     -----------

      Total current assets                                           4,793,290         950,150


PROPERTY AND EQUIPMENT, net                                            368,411         387,923

PURCHASED SOFTWARE, net of accumulated amortization
      of $2,485,500 and $1,788,000                                   2,764,891       3,462,879

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
      net of accumulated amortization of $440,500 and $150,000       1,541,183       1,011,432

OTHER ASSETS                                                           246,398         350,650
                                                                   -----------     -----------

                                                                   $ 9,714,173     $ 6,163,034
                                                                   ===========     ===========

The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.

                                                                                   NOVEMBER 30,      FEBRUARY 28,
                        LIABILITIES AND STOCKHOLDERS' EQUITY                          1998               1998
                                                                                   ------------      ------------
CURRENT LIABILITIES
       Cash overdraft                                                              $         --      $     10,249
       Current maturities of long-term debt                                             185,675         1,270,565
       Notes payable                                                                    247,282           842,174
       Accounts payable and accrued expenses                                          1,817,945         2,274,141
                                                                                   ------------      ------------

       Total current liabilities                                                      2,250,902         4,397,129

LONG-TERM LIABILITIES
       Debt, less current liabilities                                                    77,515           478,044
                                                                                   ------------      ------------

       Total liabilities                                                              2,328,417         4,875,173

COMMITMENTS AND CONTINGENCIES                                                                --                --

STOCKHOLDERS' EQUITY
       Common stock, $.01 par value per share; authorized
         60,000,000 shares; issued, 35,663,326 shares
         at 11/30/98 and 25,881,328 shares at 2/28/98                                   356,633           258,813
       Preferred stock, $.01 par value per share;
         authorized 1,000,000 shares; issued and outstanding
             Series B convertible, 50 shares (liquidation value $50,000)                      1                 1
             Series C convertible, 3,500 shares at 11/30/98 and 5,000 shares
                at 2/28/98 (liquidation value $350,000 and $500,000)                         35                50
             Series D convertible, 2,253 shares (liquidation value $2,253,000)               23                --
       Equity notes                                                                     944,000           944,000
       Additional paid-in capital                                                    24,235,220        16,158,442
       Accumulated deficit                                                          (14,879,917)      (13,573,206)
       Notes issued in connection with issuance of stock                               (770,000)               --
       Treasury stock, at cost (4,164,613 shares)                                    (2,500,239)       (2,500,239)
                                                                                   ------------      ------------

       Total stockholders' equity                                                     7,385,756         1,287,861
                                                                                   ------------      ------------

                                                                                   $  9,714,173      $  6,163,034
                                                                                   ============      ============


The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            NOVEMBER 30,                         NOVEMBER 30,
                                                        1998              1997              1998              1997
                                                    ------------      ------------      ------------      ------------
Gross sales                                         $  2,018,136      $    269,344      $  4,223,638      $  1,117,482
    Less returns and allowances                           80,682                --           174,673             9,770
                                                    ------------      ------------      ------------      ------------
Net sales                                              1,937,454           269,344         4,048,965         1,107,712

Cost of sales (excludes depreciaton and
      amortization expense)                               33,780            11,469           165,022            35,255
                                                    ------------      ------------      ------------      ------------
      Gross profit                                     1,903,674           257,875         3,883,943         1,072,457

Operating expenses
    Research and development expense                     158,996           103,304           410,329           321,041
    Selling and marketing expense                        983,297           395,904         2,413,595         1,007,291
    General and administrative expense                   495,065           394,200         1,261,556         1,404,608
    Provision of doubtful accounts                       100,000           250,000           115,000           250,000
    Depreciation and amortization expense                410,355           302,620         1,134,270           924,948
                                                    ------------      ------------      ------------      ------------
                                                       2,147,713         1,446,028         5,334,750         3,907,888
                                                    ------------      ------------      ------------      ------------
      Operating loss                                    (244,039)       (1,188,153)       (1,450,807)       (2,835,431)

Other income (expense)
    Interest expense                                     (52,972)          (13,617)         (136,409)          (64,345)
    Other                                                  8,082             5,524            16,085           106,847
    Litigation settlement expense                       (537,000)               --          (537,000)
    Loss on marketable securities                             --                --                --          (199,672)
                                                    ------------      ------------      ------------      ------------
                                                        (581,890)           (8,093)         (657,324)         (157,170)
                                                    ------------      ------------      ------------      ------------
      Net loss before extraordinary item                (825,929)       (1,196,246)       (2,108,131)       (2,992,601)

Extraordinary item - gain on settlement of debt           73,354                --           806,421                --
                                                    ------------      ------------      ------------      ------------
      Net loss                                      $   (752,575)     $ (1,196,246)     $ (1,301,710)     $ (2,992,601)
                                                    ============      ============      ============      ============

Basic and diluted loss per share data
    Net loss before extraordinary item                      (.03)            (0.07)             (.08)            (0.19)
    Extraordinary item                                        --                --               .03                --
                                                    ------------      ------------      ------------      ------------
    Net loss per share                                      (.03)            (0.07)             (.05)            (0.19)
                                                    ============      ============      ============      ============

Shares used in computing loss per share
      Basic and diluted                               29,683,492        17,815,626        25,970,307        15,850,155
                                                    ============      ============      ============      ============


The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     NINE MONTHS ENDED
                                                                        NOVEMBER 30,
                                                                   1998             1997
                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                               $(1,300,761)     $(2,992,601)
        Adjustments to reconcile net loss to net cash
              used by operating activities
                     Depreciation and amortization               1,134,270          926,791
                     Net loss on marketable securities                  --          199,672
                     Gain on settlement of debt                   (806,421)              --
                     Provision for uncollectiable accounts         115,000          250,000
        Changes in operating assets and liabilities
              Accounts receivable                               (2,578,972)         (13,765)
              Notes receivable from related parties               (352,947)        (153,922)
              Other current assets                                (315,753)        (246,319)
              Inventory                                           (103,254)              --
              Bank overdraft                                       (10,249)         (85,146)
              Accounts payable and accrued expenses                (53,231)         340,211
              Other assets                                         104,252           (4,287)
                                                               -----------      -----------
        NET CASH USED BY OPERATING ACTIVITIES                   (4,168,066)      (1,779,366)

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                      (126,314)        (134,919)
        Securities transactions - net                                   --          156,100
        Development of software                                   (820,207)        (372,662)
                                                               -----------      -----------
        NET CASH USED BY INVESTING ACTIVITIES                     (946,521)        (351,481)

CASH FLOW FROM FINANCING ACTIVITIES
        Net change in notes payable                               (354,355)         284,421
        Proceeds from sale of equity and convertible notes              --        1,991,856
        Proceeds from sale of preferred stock                    2,567,391               --
        Proceeds from sale of common stock                       4,076,265               --
        Redemption of preferred stock                             (567,500)              --

                                                               -----------      -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                5,721,801        2,276,277
                                                               -----------      -----------
        Net increase (decrease) in cash                            607,214          145,430
        Cash at the beginning of the period                          8,555           15,100
                                                               -----------      -----------
        Cash at the end of the period                          $   615,769      $   160,530
                                                               ===========      ===========


The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, the financial information presented herein should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the period ended February 28, 1998. The balance sheet as of February 28, 1998 has been derived from the audited financial statement at that date. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of those of a normal recurring nature, are reflected in the accompanying financial statements.

Reclassifications

Certain amounts in 1997 have been reclassified to conform to 1998 presentation.

NOTE B - STOCKHOLDERS' EQUITY

During the period from March 1, 1998 through November 30, 1998, the Company's stockholders' equity reflected the following changes:

Balance at February 28, 1998                         $ 1,287,861

Issuance of preferred stock, net                       2,645,808
Conversion of debt to equity                             442,500
Issuance of common stock, net                          2,424,980
Exercise of options                                       25,000
Net income                                               155,998
                                                     -----------
Balance at May 31, 1998                                6,982,147

Issuance of common stock, net                          1,410,000
Redemption of preferred stock                           (567,500)
Conversion of debt to equity                             346,003
Exercise of options                                       99,281
Value of options given related to assumption
  of certain indebtedness (1)                            407,500
Expenses related to fund raising                        (139,166)
Net loss for the period                                 (704,184)
                                                     -----------
Balance at August 31, 1998                             7,834,081

Value of options given related to the settlement
  of certain obligations                                  80,000
Issuance of common stock in satisfaction of
  certain obligations (2)                                224,250
Net loss for the period                                 (752,575)
                                                     -----------
Balance at November 30, 1998                         $ 7,385,756
                                                     ===========

---------------
(1) The value of the options given related to the assumption of certain indebtedness was determined by using the Black-Scholes method.

(2) The value of the Common Stock issued in satisfaction of certain obligations was determined based on the fair market value of the Company's stock as of the date of settlement.

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

In September 1998, the Company settled a lawsuit styled Marks, Marks, Ranshaw, Colquit & Lauratis v. Citadel Computer Systems Incorporated, et al., in the 189th Judicial Court of Harris County, Texas for $25,000 cash plus the extension of the plaintiffs' options to purchase 207,088 shares of Common Stock and the Company's agreement to register the shares underlying these options. The lawsuit was filed by former employees who alleged that the company and/or the individual defendants owed the plaintiff's damages, attorney's fees, pre- and post judgment interest and costs allegedly in excess or $4,000,000. The case was styled

     Subsequent to the end of the quarter ended November 30, 1998, in January 1999, the Company and its chief executive officer settled a lawsuit filed by a former employee of LoneStar Hospitality Corporation (the Company's predecessor), styled Heredia v. Citadel, et. al., in the 298th Court of Dallas County, Texas. The plaintiff alleged damages in excess of approximately $2,300,000, plus attorneys' fees, pre- and post-judgment interest and costs of the lawsuit. In addition, subsequent to the end of the quarter ended November 30, 1998, in January 1999, the Company settled a lawsuit filed by a former employee of the Company against the Company demanding payment of a promissory note issued in connection with the acquisition of Kent-Marsh and Astonishing Developments, Inc., as well as amounts allegedly owing under an employment agreement (for total damages in excess of $475,000). The case was styled Nesbitt & Wesolek v. Citadel, in the 193rd District Court of Dallas County, Texas. The Company settled these two claims for an aggregate of $540,000 in cash and the issuance of 245,000 shares of Citadel stock. The Company also entered into agreed judgments in the aggregate amount of $919,000 which may be filed by the plaintiffs in the event of default by the Company in its obligations.

NOTE D - RELATED PARTY TRANSACTIONS

The Company contracted with Metamor Software Solutions, a division of Metamor Worldwide, Inc. ("Metamor") to provide various development services for the Company. During the year the Company has incurred approximately $600,000 in expenses related to these services. Mr. Kenneth Johnsen, one of the Company's directors, is an executive vice president of Metamor.

On August 11, 1998, the Company entered into a transaction with a shareholder of the Company whereby the Company granted the shareholder certain options to purchase shares of Common Stock of the Company and reduced the exercise price on certain other options in consideration for the shareholder assuming certain indebtedness of the Company. The value of the options given and repriced was determined by using the Black-Scholes method. The

                            CITADEL TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - RELATED PARTY TRANSACTIONS - CONTINUED

transaction resulted in no gain or loss. As of November 30, 1998, the Company had a receivable from this individual shareholder in the amount of $375,000, which is secured by 750,000 shares of the Company's Common Stock.

During the quarter, the Company advanced approximately $780,000 to its Chief Executive Officer. The advance was evidenced by a promissory note which bore interest at 5% and was repaid in full prior to the end of the quarter.

During the quarter, certain of the Company's officers exercised options to purchase 3,150,000 shares of Common Stock. The Company took back notes in the aggregate amount of $770,000 from these officers for the exercise price. The notes bear interest at 5% per annum and are secured by 1,000,000 shares of the Company's Common Stock.

NOTE E - LONG-TERM DEBT

The Company has pledged certificates of deposit in the amount of approximately $145,000 to secure certain long-term indebtedness.

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

RESULTS OF OPERATIONS

During the three months ended November 30, 1998, the Company had net sales of $1,937,454, an increase of $1,668,110 or 619.3% over net sales of $269,344 for the three months ended November 30, 1997. During the nine months ended November 30, 1998, the Company had net sales of $4,048,965, an increase of $2,941,253, or 265.5% over net sales of $1,107,712 for the nine months ended November 30, 1997. The Company attributes the sales increase to increased industry recognition of its products, its bundling arrangements with Microsoft and Compaq, its distributor relationships established in Japan and more recently in Mexico, and its relationship with IBM Global Services whereby IBM incorporated the Company's NetOff and WinShield products in their integrated security solution for Washington Mutual Bank and its affiliates.

The costs and expenses incurred in connection with producing the Company's products increased from $11,469, or 4.3% of net sales for the three months ended November 30, 1997, to $33,780, or 1.7% for the three months ended November 30, 1998. The costs and expenses incurred in connection with producing the Company's products increased from $35,255, or 3.2% of net sales for the nine months ended November 30, 1997, to $165,022, or 4.1% for the nine months ended November 30, 1998. The percentage decrease in cost of sales for the quarter related to the increase in enterprise and distributor sales this quarter over the same quarter last year. While the increase for the year over the same period last year can be attributed to a change in the product sales mix to lower priced products sold on an individual unit basis and the establishment of a reserve for product returns. Both factors can be attributed to the Company's entry into the retail sales channel, which the Company was not engaged in during the same periods last year. The impact of the aforementioned for the year was offset, to some degree, by the increase in the Company's bundling revenues over the same periods last year, which tends to reduce the cost of sales on a percentage basis, as mentioned earlier. The reduction in costs and expenses, as a percentage of revenues, during the current quarter over the percentage for the year relates to the increase in enterprise and distributor revenues as a percentage of total revenues in this quarter over the previous quarters in this fiscal year.

Research and development costs charged to expense for the three months ended November 30, 1998 were $158,996 versus $103,304 for the same period last year, or an increase of $55,662 or 53.9%. Research and development costs charged to expense for the nine months ended November 30, 1998 were $410,329 versus $321,041 for the same period last year, or an increase of $89,288 or 27.8%. The Company capitalized research and development costs of approximately $75,000 and $820,000 for the three and nine months ended November 30, 1998, respectively, versus approximately $75,000 and $372,000 for the three and nine months ended November 30, 1997, respectively. The increase in costs for the quarter related principally to the Company increasing its development, quality assurance and technical support personnel. The increase in costs capitalized for the current year related primarily to development work performed by Metamor Software Solutions during the period. The Company launched its WinShield NT and Network products during the first quarter of fiscal 1999 and its FolderBolt 95 and CPR for NetWare products during the second quarter. The Company expects to launch other new products and upgrades that will provide ease-of-use security solutions for Internet and intranet applications on Microsoft and Novell platforms.

Selling and marketing expense increased $587,393, or 148.4%, from $395,904 for the three months ended November 30, 1997 to $983,297 for the three months ended November 30, 1998. For the nine months ended November 30, 1998 selling and marketing expenses were $2,413,595, compared to $1,007,291 for the comparable period last year, or an increase of $1,406,304, or 139.6%. As a percentage of sales, selling and marketing expenses decreased from 147.0% to 50.8%, for the quarter and decreased from 90.9% to 59.6%, for the nine months ended November 30, 1997 and 1998, respectively. During the last two quarters, the Company allocated considerable resources to marketing and the expansion of its inside and outside sales departments. The Company expects that it will continue to allocate additional resources to selling and marketing expenses in the future. Therefore, the Company would expect that these expenses will continue to increase on a dollar basis, but to the extent sales increase these expenses can be expected to continue to decrease as a percentage of sales.

General and administrative expenses were $394,200 for the three months ended November 30, 1997, compared to $495,065 for the three months ended November 30, 1998. General and administrative expenses for the nine months decreased $143,052, or 10.2%, from $1,404,608 to $1,261,556 for the nine months ended
November 30, 1997 and 1998, respectively. This resulted primarily from the Company's restructuring and cost control programs implemented during the previous fiscal year. As a percentage of sales these expenses decreased for the quarter from 146.4% in 1997 to 25.6% in 1998, and from 126.8% to 31.2%, for the nine months ended November 30, 1997 and 1998, respectively. The Company would expect that to the extent revenues increase these expenses will continue to decrease as a percentage of sales.

Depreciation and amortization expense increased $107,735 or 26.3%, to $410,355 from $302,620 for the three months ended November 30, 1998 and 1997, respectively. For the nine months, depreciation and amortization expense increased $209,322, or 22.6%, from $924,948 to $1,134,270 for the periods ended November 30, 1997 and 1998, respectively. This increase resulted from the commencement of amortization on certain capitalized software development costs relating to products that became available for sale during the periods.

Interest expense for the three months ended November 30, 1998 was $52,972 compared to $13,617 for the three months ended November 30, 1997. For the nine months ended November 30, 1998, interest expense increased $72,064, from $64,345 for the nine months ended November 30, 1997, to $136,409, or 112.0%. This resulted primarily from the Company having more interest bearing debt outstanding during the period when compared to the same period last year.

During the quarter and subsequent thereto but prior to the Company's issuance of its financial statements, the Company settled a number of lawsuits. As a result, the Company has recorded a charge to earnings during the quarter of $537,000. For further details regarding the settlements reference is made to Note C of the financial statements and to section Part II, Item 1 - "Legal Proceedings" of this filing.

As a result of the foregoing the Company reported a net loss before extraordinary items of $825,929 for the three months ended November 30, 1998, compared to a net loss of $1,196,246 for the same period last year. For the nine months ended November 30, 1998, the Company reported a net loss before extraordinary items of $2,108,131, compared to a net loss of $2,992,601, for the same period last year.

During the three months and nine months ended November 30, 1998, the Company recognized gains on the settlement of debts of $73,354 and $806,241, respectively. These gains related primarily to the restructuring of a certain note payable to Inxight, a division of Xerox and the settlement of certain accrued obligations. In connection with the Inxight transaction, Inxight agreed to reduce a certain note and accrued interest due from the Company by $520,816. In exchange the Company agreed to a shorter maturity on the note and the issuance of 250,000 shares of the Company's common stock to Inxight (valued at $92,500 as of the date of the transaction). The value of the stock has been treated as a reduction in the gain associated with the transaction. In connection with the settlement of accrued obligations the Company settled approximately $192,000 in obligations for the quarter for approximately $119,000, and for the year the Company settled approximately $645,000 in obligations for approximately $267,000.

As a result of the aforementioned, for the three months ended November 30, 1998, the Company reported a net loss of $752,575, and a net loss of $1,301,710 for the nine months then ended, compared to a net loss of approximately $1,196,246 and $2,992,601 for the respective comparable periods last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at November 30, 1998 were $615,769.

Cash flows from operations were a negative $4,168,066 for the nine months ended November 30, 1998, compared to negative $1,779,366 for the nine months ended November 30, 1997. The increase in the negative cash flow from operations resulted primarily from an increase in Company's receivables due to an increase in the Company's sales sold with extended payment terms as a result of the Company's establishment of distribution and retail channels, an increase in notes receivable from officers which related primarily to the exercise of certain employee stock options,and a decrease in accounts payable and accrued expenses. The aforementioned negative impacts were offset in part by a decrease in the Company's net loss for the period.

Cash used in investing activities was approximately $946,521 for the nine months ended November 30, 1998, compared to approximately $351,481 for the same period last year. This increase resulted primarily from the increase in development expenses relating to development activities on new products and product upgrades.

Cash flows provided by financing activities were $5,721,801 for the nine months ended November 30, 1998, compared to $2,276,277 for the nine months ended November 30, 1997. This increase was due primarily to more capital being raised during this period compared to the same period last year.

As a result of the aforementioned factors, cash and cash equivalents increased by $607,214 for the nine months ended November 30, 1998 versus an increase of approximately $145,430 for the same period last year.

PART II.  OTHER INFORMATION

Except as listed below, all information required by Part II is omitted because the items are inapplicable or the answer is negative.

ITEM 1.   LEGAL PROCEEDINGS

In September 1998, the Company settled a lawsuit styled Marks, Marks, Ranshaw, Colquit & Lauratis v. Citadel Computer Systems Incorporated, et al., in the 189th Judicial Court of Harris County, Texas for $25,000 cash plus the extension of the plaintiffs' options to purchase 207,088 shares of Common Stock and the Company's agreement to register the shares underlying these options. The lawsuit was filed by former employees who alleged that the company and/or the individual defendants owed the plaintiff's damages, attorney's fees, pre- and post judgment interest and costs allegedly in excess or $4,000,000.

Subsequent to the end of the quarter ended November 30, 1998, in January 1999, the Company and its chief executive officer settled a lawsuit filed by a former employee of LoneStar Hospitality Corporation (the Company's predecessor), styled Heredia v. Citadel, et. al., in the 298th Court of Dallas County, Texas. The plaintiff alleged damages in excess of approximately $2,300,000, plus attorneys' fees, pre- and post-judgment interest and costs of the lawsuit. In addition, subsequent to the end of the quarter ended November 30, 1998, in January 1999, the Company settled a lawsuit filed by a former employee of the Company against the Company demanding payment of a promissory note issued in connection with the acquisition of Kent-Marsh and Astonishing Developments, Inc., as well as amounts allegedly owing under an employment agreement (for total damages in excess of $475,000). The case was styled Nesbitt & Wesolek v. Citadel, in the 193rd District Court of Dallas County, Texas. The Company settled these two claims for an aggregate of $540,000 in cash and the issuance of 245,000 shares of Citadel stock. The Company also entered into agreed judgments in the aggregate amount of $919,000 which may be filed by the plaintiffs in the event of default by the Company in its obligations.

At this time, the Company is unable to predict the ultimate outcome of these and other lawsuits disclosed in the Company's filings, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any. Such matters could have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

27      Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

The Company filed no Current Reports on Form 8-K during the quarter ended November 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CITADEL TECHNOLOGY, INC.
                                  (REGISTRANT)


Date:  January 19, 1999                By: /s/ Steven B. Solomon
                                       ---------------------------------------
                                       Steven B. Solomon, President and Chief
                                       Executive Officer
                                       (Duly Authorized Signatory and Principal
                                       Executive Officer)

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

EXHIBIT INDEX

Exhibit
Number    Description
------    -----------
27        Financial Data Schedule.