Form 10KSB
period 1999-02-28
CITADEL TECHNOLOGY INC
filed 1999-08-12
CIK 752789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

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

            3811 TURTLE CREEK BLVD., SUITE 770, DALLAS, TX 75219-4421
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214) 520-9292
                            ISSUER'S TELEPHONE NUMBER

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year............. $ 4,439,608

As of August 9, 1999, the average bid and ask price of the Company's common stock was $1.98 per share. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $47,178,378 as of August 9, 1999.

As of August 9, 1999, there were 43,357,748 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format.                    Yes [ ] No [X]

                            CITADEL TECHNOLOGY, INC.
                                   FORM 10-KSB
                                  ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                FEBRUARY 28, 1999

                                Table of Contents

PART I

Item 1.  Description of Business ...................................................................    1

Item 2.  Description of Property ...................................................................   21

Item 3.  Legal Proceedings .........................................................................   21

Item 4.  Submission of Matters to a Vote of Security Holders .......................................   22

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ..................................   23

Item 6.  Management's Discussion and Analysis ......................................................   24

Item 7.  Consolidated Financial Statements .........................................................   27

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure .............................................................................   28

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                 16(a) of Exchange Act .............................................................   28

Item 10. Executive Compensation ....................................................................   31

Item 11. Security Ownership of Certain Beneficial Owners and Management ............................   34

Item 12. Certain Relationships and Related Transactions ............................................   36

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................   38

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The discussion in this Report on Form 10-KSB contains forward-looking statements that involve known and unknown risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. In this Report, the words "anticipates", "believes", "expects", "estimates", "intends", "future", and similar expressions identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report under the heading "CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" as well as those discussed elsewhere in this Report, and the risks discussed in the Company's Securities and Exchange Commission filings.

THE COMPANY

Citadel Technology, Inc. ("Citadel" or the "Company"), develops and markets security and administration software products for both computer networks and desktop personal computers ("PCs"). Our integrated, easy-to-use products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. The Company's products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. The Company's products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity.

In January 1999, Citadel announced the formation of its Internet subsidiary, How2HQ.com, Inc. ("How2HQ.com"), to implement Citadel's Internet and e-commerce strategies. Citadel also previously announced that it will distribute 750,000 shares of How2HQ.com's common stock to Citadel's shareholders upon compliance with the Securities and Exchange Commission (SEC) requirements applicable to Citadel and its subsidiary in connection with the proposed spinoff. How2HQ.com will initially offer How2 Headquarters (How2HQ) and four initial channels (How2Work, How2Play, How2Shop&Save and How2Home), as well as provide on-line tutorials, "how to" information and a complete range of Internet and e-commerce solutions, from award-winning web site design, to back end integration and rebate and product fulfillment services.

The Company is the successor to a Delaware corporation (the "Old Company") that was formed and began operations in June 1992. References in this Report to "Citadel" or the "Company" shall include Citadel and the Old Company unless the context requires otherwise.

The Company maintains its principal executive offices at 3811 Turtle Creek Blvd., Suite 770, Dallas, Texas 75219-4421; the telephone number of this office is (214) 520-9292. The Company maintains a site on the World Wide Web at http://www.citadel.com.

NEW PRODUCTS

In March 1999, Citadel announced WinShield Secure PC, its next generation WinShield desktop security and configuration tool. This product will contain powerful new Internet security features that allow Internet filtering and blocking which will allow the administrator to specify the Internet protocols and web sites that are available for users of the protected computer. Desktop administrators will have the ability to assign access rights to files and folders for all Windows 95, 98, NT and Windows 2000 systems. Other new features WinShield Secure PC will provide are security mechanisms such as screen saver control with network authentication, event management for automatic logoff, as well as timed application usage. WinShield Secure PC will be available in network or stand alone workstations.

In 1998, the Company introduced WinShield 95/NT, the Company's solution for desktop users who want to protect their PC system from unauthorized modification or access. WinShield was the Spotlight product for February 1998 on Microsoft's educational software web site.

COMPANY AWARDS AND PRODUCT RECOGNITION

Winning on Windows -- In April 1999, Citadel announced that it was selected by Microsoft Corp. and CMP Media (Nasdaq: CMPX) as one of the fastest growing independent software vendors (ISVs) for Windows. Citadel was ranked as the 15th fastest growing ISV in the first ever "Winning on Windows." The "Winning on Windows" ranking was announced in April at an awards reception in Chicago at the Spring Comdex/Windows World Show. The announcement of the ISV 75 marks the first annual "Winning on Windows" awards campaign, which is designed to identify and promote the fastest-growing Windows software companies and recognize industry growth and innovation. Top companies were selected and ranked according to the highest percentage revenue growth between 1997 and 1998. The research and selection process was conducted by Austin, Texas-based researcher, Reality Research (a wholly owned subsidiary of CMP Media).

Schools 2000 Program - In December 1998, the Company announced that it was selected to join the Schools 2000 program created by Microsoft, MCI/Worldcom, HP, and Dell and 15 other technology companies. The Schools 2000 Program is designed to integrate "best-of-breed" products to create the educational computer system of the future. It incorporates the visions of what leading technology companies foresee as the design and configuration of network and desktop computing in schools across the world in the 21st century. These hand-picked technology companies will showcase their products in a collaborative solution in schools located in Washington DC, Los Angeles, Dallas, Redmond, and other locations around the world. Each school will provide a living showcase of how this premier technology can be used, in the year 2000 and beyond, to enhance the educational process the same way it enhances business productivity across the globe.

How2HQ.com, Inc. - PROPOSED SPINOFF, ACQUISITIONS AND RELATED MATTERS

In January 1999, Citadel announced that it had formed a subsidiary, How2HQ.com, Inc. (formerly inLighten.com and shoppingwave.com), to implement Citadel's Internet and e-commerce strategies. With an anticipated launch date on August 15, 1999, How2HQ.com will initially offer How2 Headquarters (How2HQ), How2Work, How2Play, How2Home and How2Shop&Save, as well as provide a complete range of Internet and e-commerce solutions, from award-winning web site design, to back end integration and order and rebate fulfillment. Citadel received 5 million shares of the subsidiary's common stock in consideration for cash, sharing of resources, personnel and services. Citadel also previously announced that it will distribute 750,000 shares of How2HQ.com common stock owned by Citadel to Citadel's shareholders upon compliance with the Securities and Exchange Commission (SEC) requirements applicable to Citadel and How2HQ.com in connection with the proposed spinoff. The completion of the spinoff distribution is subject to certain risks and uncertainties including possible delays related to compliance with the SEC requirements, as to which there can be no assurances. Following a four-for-one stock split in July 1999, Citadel now owns 20 million shares of How2HQ.com common stock. See "Risk Factors -- Risks Associated with the How2HQ.com Spinoff."

In March 1999 How2HQ.com completed the acquisition of 2-Lane Media, Inc. (www.2lm.com), the recipient of more than 65 major interactive industry awards for interactive/multimedia communications. 2-Lane Media offers web site and e-commerce design services for a diverse client roster that spans the worldwide Fortune 1000. 2-Lane Media's mission has been to utilize the vast potential of multimedia technologies and the Internet to help companies effectively communicate information. The 2-Lane Media team was one of the first to open a new multimedia marketing medium to the film industry by creating Interactive Press Kits for upcoming feature films. 2-Lane Media also pioneered the use of Macromedia's new interactive Shockwave plug-in, featuring the technology in sites for several major motion pictures. 2-Lane's client list reads like a "Who's Who" of industry leaders including Nestle, Disney, Transamerica, Golden Books, Rockwell International Corp. and Tenet Healthcare. 2-Lane Media has also recently signed several new e-commerce accounts including Prolong, a leading manufacturer of car-care products best known for its effective infomercials, and Pacific Sunwear, the largest national retailer of active and beachwear for teens and twentysomethings. Both projects revolve around creating lifestyle-appropriate communities that integrate with an on-line shopping environment. The purchase price for 2-Lane Media consisted of 300,000 shares of How2HQ.com common stock and options to purchase an additional 50,000 shares. The 300,000 shares are convertible at the option of the holders into a maximum of 500,000 shares of Citadel common stock in the event the How2HQ.com shares do not become publicly traded by March 2000.

In addition, in May 1999 How2HQ.com completed the acquisition of The Forward Companies ("Forward"), a leading product rebate and promotional fulfillment operation that offers its high-tech and blue chip clients end-to-end solutions for designing, implementing and fulfilling merchandise and consumer rebate programs. In addition to processing rebates for modems, printers, scanners and dozens of popular software programs, Forward handles fulfillment assignments for e-commerce, high technology and other companies. Forward leases a 67,000 square feet state-of-the-art facility in Coppell, Texas (near the Dallas/Fort Worth International Airport). Forward's client list includes numerous high tech companies, including Microsoft, 3Com, Hewlett-Packard, Canon, UMax, Cross Computing, and Diamond Multimedia, as well as other leading companies such as Quaker State, Alcon Surgical, and Southwestern Bell. The terms of the transaction included a cash payment of $8 million and 550,000 shares of How2HQ.com common stock with a guaranteed floor of $10 per share for a period ending upon effectiveness of an initial public offering. How2HQ.com also granted to the shareholders of the Forward Companies warrants to purchase an additional 200,000 shares at $10 per share, in the event certain earnout provisions are met.

In August 1999, How2HQ.com completed the acquisition of certain assets from Broadcast Production Group, Inc. ("BPG") used in multimedia production and content conversion (to convert traditional media formats into web-enabled content). In addition, How2HQ.com retained certain members of the BPG management team as employees of How2HQ.com. The purchase price consisted of $500,000 in cash and 200,000 shares of How2HQ.com common stock. In connection with the acquisition, How2HQ.com agreed to issue addition shares to the shareholders of BPG (based on the average closing price over the 30 days following then current trading prices) in the event the common stock does not trade at or above $10 in the thirty days following an initial public offering by How2HQ.com.

OTHER RECENT DEVELOPMENTS

In January 1999, Citadel announced that Washington Mutual, Inc. (NYSE: WM), the sixth largest bank in the US, deployed a WinShield and NetOFF suite to secure their networks and desktops. IBM Global Services, Inc. (NYSE: IBM) selected Citadel to provide computer security for Washington Mutual. Citadel issued an enterprise site license to Washington Mutual, for the WinShield and NetOFF security suite, with an order in excess of $1 million. Citadel's security solution was chosen over a number of competitive products evaluated by IBM Global Services because it combined features and services designed to meet the customer's needs. The combination of NetOFF and WinShield provided Washington Mutual with the availability to lock down desktop configuration settings, secure unattended workstations, control access to applications and directories, prevent the use of unauthorized CDs, and prevent the unauthorized renaming and deleting of folders and files.

In November 1998, the Company appointed Citadata, Inc. as its exclusive reseller and distributor for the Mexican market.

In June 1998, a Dallas based private investment fund affiliated with Michael Ruff, a director of the Company, acquired 2 million shares of Citadel common stock for $2.5 million. In May 1998, Metamor Worldwide, a major shareholder of the Company and an affiliate of a Citadel director, acquired 2,000 shares of Series D Convertible Preferred Stock for proceeds to the Company of $2,000,000. In June 1999, Metamor converted its preferred stock and $238,082 of accrued dividends into 2,081,937 shares of Citadel common stock.

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

The Company's primary products include NetOFF, WinShield, FolderBolt, and WinShield Secure PC. See "Citadel Products". The Company's clients and OEM partners ("original equipment manufacturers" that bundle our software with their product offerings) include many Fortune 2000 companies, government and educational agencies and individual PC users.

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

INDUSTRY BACKGROUND

Network Security and Administration. Largely as a result of the increasing power, ease of use, and low cost of PCs, many businesses and other organizations have shifted from a centralized mainframe computer platform, usually procured from a single vendor, to a distributed multiple-PC networked platform, the elements of which are procured from a variety of vendors. These organizations have invested heavily in client-server networks, intranets, and other distributed computing networks to realize the cost and productivity benefits of sharing applications, files, data, and printers and other peripherals among PC users across a work group, department or entire enterprise. As a result of the migration of mainframe applications to network servers, mission critical functions are increasingly performed over such distributed networks. These functions include e-mail; electronic funds transfer; reservation entry for airlines, hotels and rental car companies; and telemarketing and order entry.

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

Another challenge facing organizations that depend on distributed computing networks is network administration. In many cases, because of budgetary or other constraints, organizations are hard pressed to address the network administration needs that arise as their networks grow in size and complexity. Some organizations outsource some or all network administration tasks to a service bureau or VAR. Some smaller organizations have no formally trained network administrator available on a daily basis. Organizations without a substantial (and usually expensive) in-house network administration effort are vulnerable to network disruptions. Such disruptions can reduce top-line revenue by preventing the entry of order information and delaying transaction processing, reducing internal productivity by idling network users, alienating customers by interfering with customer service functions, and increasing overall workplace tension.

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

THE CITADEL SOLUTION

The Company's current line of software products addresses computer security and administration problems at both the network and desktop levels. Key features of the Company's products include:

o Integrated Product Capabilities. The Company's integrated security and administration solution enables a network administrator from a single console to automatically shutdown and restart in an orderly manner servers and desktop units in the event of a network crash, control access to network resources, log off inactive desktop users and save all desktop work in progress, and automate routine network maintenance tasks.

o PC Configuration Protection. The Company's solution also enables individual PC users, particularly those who share a desktop unit with a co-worker or other students, to protect their PC configurations and data.

o Enhanced Customer Productivity. The Company's products are designed to improve overall office productivity, particularly by reducing the direct and indirect costs of network operations by reducing (i) the personnel resources required to administer the network, (ii) the disruption (including data loss) caused by network crashes, (iii) software license fees charged to inactive users, and (iv) unauthorized use of network and desktop resources.

o Ease of Use, Optimize Products for Leading Technologies. The Company's major products are easy to install and are fully compatible with the major network and desktop operating systems, including Windows NT, NetWare, and Windows 3.1, 95 and 98. The intuitive look and feel of the products' graphical user interface ("GUI") enhances their usability.

o Modular Product Design. The Company's programs can be added on a plug-and-play basis to the Citadel Network Administrator - a centralized program manager included with all Citadel network products. This modularity provides a migration path for network administrators. As their network security and administration needs become more complex, they can utilize more of the Company's products and operate them all through an existing, familiar program manager.

o Cost Effectiveness. The Company believes its products can reduce the cost of overall system support and maintenance by ensuring an orderly backup, reducing license fees by logging off inactive users, and reducing the personnel resources required to administrate networks.

CITADEL PRODUCTS

NetOFF. NetOFF is designed to protect a network by shutting down unattended client PCs automatically after a specified period of inactivity. Network administrators may also use NetOFF to shut down such PCs to complete a clean backup. The product ensures an orderly shutdown by automatically closing all open files and applications on the PC and saving the information. NetOFF is available for the Windows NT and NetWare platforms and supports Windows 3.1, 95, 98 and NT desktop PCs. The benefits of NetOFF include:

o Enhancing Overall Computer Security - Unattended desktop PCs subject the network and PC to a heightened risk of data theft. NetOFF protects confidential files and information by loading a password protected screensaver and logging off the unattended PCs, thus shutting off access to PC hard drives and the network.

o Facilitating Clean Back-Ups - To protect important information, almost every company employs a back-up system. The back-up system is a magnetic tape drive or other storage medium that periodically copies all of the data stored in the network. Should a data loss occur from a power failure, mechanical failure or other error, the lost information can be restored in a relatively short time, saving the company the time and effort necessary to attempt to reconstruct lost data and files. The back-up system, however, backs up only closed files. If a PC is logged on during the process, data in open files can be corrupted or omitted from the back-up tape. NetOFF eliminates these problems by automatically logging off network client stations at a time pre-selected by the network administrator.

o Conserving Resources - Software license fees are often based on the number of actual users of the licensed product. Many companies pay excess license fees for programs that are left open on unattended computers. NetOFF helps customers reduce costs by logging off unattended PCs.

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

WinShield prevents deliberate or accidental configuration changes that can disrupt use of a desktop PC, abuse of PC or network resources (such as unauthorized Internet surfing or installation of unauthorized software), and interception or alteration of proprietary information. The user can govern access to CD-ROM or disk drives and control the specific CDs that can be used. WinShield is currently available for Windows 95, 98 and NT. A WinShield network version was released in June 1998. The product has been included in Compaq's and Microsoft's software bundles for the educational market and has been a feature product of the month on Microsoft's website.

FolderBolt. FolderBolt provides desktop users, particularly users in a shared desktop PC environment, such as education, with several tools to protect proprietary information. Users can protect groups of directories, individual directories, or files by designating them as locked or read-only protected or as a secure drop box. Optional data encryption adds another layer of security against more sophisticated intruders. Users are able to send self-extracting encrypted e-mails within the company or across the Internet. FolderBolt is available for Windows 3.1, 95, 98 and NT.

WinShield Secure PC ("Secure PC"). This product is expected to be released in beta during the second quarter of fiscal year 2000. The Company believes that Secure PC will create one of the most secure Windows desktop PC operating environments available. Secure PC will be positioned and marketed to large corporations running large heterogeneous networks combining mainframes, minicomputers, LAN/WAN servers, and desktop client PCs. Key features will include, idle logoff (utilizing NetOFF technology), desktop configuration (utilizing WinShield technology), file and folder encryption (using FolderBolt technology), Internet monitoring and blocking features, and a customizable GUI shell.

In addition, the Company has the following products: Server Sentry, Server Cam, Phantom of the Console, C:\More! and Crash Protection and Recovery System (CPR).

SALES AND MARKETING

With the introduction of new products, recruitment of senior software sales personnel, and a revised sales model, the Company seeks to leverage a broad range of sales and marketing opportunities that will target direct and indirect corporate, education and retail customers.

Sales

To address a broad range of sales and marketing opportunities, in fiscal 1998 the Company changed the focus of its selling efforts from a telemarketing direct sales force to a multi-channel distribution strategy. The Company's multi-channel sales strategy includes an enterprise sales group, OEM distribution arrangements, VAR and dealer channels, direct sales channels, strategic alliances with industry leaders, and trade shows.

o Enterprise Sales Group and VARs. This direct sales group is responsible for end users owning or operating large, sophisticated enterprise networks, including corporations and educational institutions. These end users place orders primarily for the Company's products and have a sales cycle from two to six months depending on the size of the network and the resources they have available for testing.

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

     The Company continues to work with a limited number of international resellers. In fiscal 1999, the Company entered into relationships with distributors in Japan and Mexico that the Company believes may enable the Company to penetrate these markets.

o Direct Sales Group. This group, which is primarily composed of in-house telemarketers, focuses on qualifying leads for the Enterprise Sales Group. This function includes cold calls and follow-up calls from marketing events and trade shows. The group does the majority of the prospecting and qualifying of large deals, thus allowing the Enterprise Sales Group to focus on closing the sale. The Direct Sales Group also closes sales on small deals and inbound calls.

o OEM Sales. The Company has entered into arrangements with OEMs that focus on creating bundled solutions to permit customers to purchase total desktop applications incorporating Citadel software. These partners include Compaq, IBM, Microsoft, Hewlett-Packard and Dell, which resell our products with their hardware, software and networking solutions.

Marketing

The marketing department provides each of the sales groups with the tools necessary to develop leads, inform prospective customers, and close sales. The Company's marketing activities include direct mail to VARs and other resellers as well as educational and corporate buyers, public relations via product reviews, industry trade shows with trade show partners such as Microsoft and Novell, joint marketing with retailers, and Internet advertising. The Company's product awareness advertising is combined with public relations campaigns and advertisements targeted at resellers and vertical markets.

The marketing group also gathers specific information from customers and sales representatives that is used to assess future market opportunities and plan future products.

Business Development

The business development team's mission is to (i) increase market awareness of the Company and (ii) identify additional channels and vehicles through which to market the Company's products.

Business development has the lead in implementing the Company's plan to approach PC OEMs, disk drive manufacturers, server manufacturers, and removable storage media vendors regarding potential business partnerships. The Company's existing strategic relationships with Novell, Compaq and Microsoft provide the Company with (i) insight into future developments in network and desktop operating systems and other technologies, (ii) a higher market profile as the Company is invited to promote and demonstrate its products at key industry trade shows and conferences, (iii) access to top resellers in the Company's target market, and
(iv) expanded cross-selling opportunities.

PRODUCT DEVELOPMENT

In developing new products, the Company strives to meet the following standards in product development:

o Standards Compliance and Network Compatibility. The Company's products comply with industry standards and are designed to be compatible with the leading network and desktop PC operating systems, including Novell's NetWare and Microsoft's Windows NT. To that end, the Company's products are currently developed using Microsoft Visual C++ and Novell toolkits.

o Ease of Use. The Company's products are designed to function without extensive and continual user involvement. The aim is to simplify, not complicate, the user's work environment.

o Ease of Administration. The Company has extended its ease-of-use concept to network administration with the Citadel Network Administrator, which is designed to provide central management and security features with the ability to "plug and play" additional functions at a low cost.

o Cost Effectiveness. The Company provides products at a price and performance level that the Company believes offer superior network and PC security and administration options at affordable prices.

Schedules for the development of high technology products are inherently difficult to predict, and there can be no assurance that the Company will achieve targeted initial customer shipment dates for any of its products, or at all.

The Company accounts for software development costs in accordance with SFAS No. 86 ("accounting for the costs of computer software to be sold, leased or otherwise marketed") issued by FASB. Under this pronouncement, the Company is required to capitalize software development costs after technological feasibility of a project is established and must cease capitalizing such costs when the products derived from the project are available for sale, lease or otherwise marketed. After which, capitalized costs are amortized on a product-by-product basis, based on the greater of (a) the amount computed by the straight-line method over the estimated useful life of the product or (b) the amount computed by using the ratio that current gross revenues bear to the total of current and anticipated future revenues. The Company evaluated the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any product for which the net book value is in excess of its net realizable value. For a discussion of certain write-downs taken in fiscal 1999, see "Management's Discussion and Analysis."

The Company maintains a core software development staff at its corporate office to maintain existing code bases and define the Company's approach in developing new technologies and products to meet market opportunities. Once a product design has been finalized, the actual final development work is either performed in-house or by third party contractors, depending on project scope and resource schedules.

CLIENT SUPPORT AND WARRANTIES

The Company believes that retention of customers is a key element of its success. Therefore, the Company is dedicated to customer support and satisfaction. The Company encourages its sales employees in their interaction with a customer to be flexible and innovative to ensure that the customer's needs are met. The Company's information systems also further the Company's customer service goals. They enable the Company's employees to enter comments regarding a customer's order, as well as comments regarding feedback, both positive and negative, from the customer. These comments can then be accessed by other employees, allowing them to quickly reference a particular customer's preferences, needs, and past ordering practices, among other information.

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

CUSTOMERS

The Company's customers include many Fortune 2000 companies and educational users. There are no assurances that these companies or institutions will continue to utilize the Company's products in the future.

COMPETITION

The security and administration software industry is intensely competitive and rapidly changing. The Company competes against large companies (such as Microsoft, Novell, Computer Associates, Network Associates, Symantec and others) that offer network and desktop PC security and administration software as a segment of their businesses. The Company also competes with a large number of small companies that offer security and administration software for networks and desktop PCs as a portion of their product line. Some of these competitors offer products that address multiple aspects of network and desktop security and administration and management, while other competitors market products that provide narrow solutions. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. Further, many competitors have established relationships with customers of the Company and end users of the Company's products. The Company's competitors could, in the future, introduce products with more features and lower prices than the Company's product offerings. These companies could also bundle existing or new products with other, more established products in order to compete with the Company.

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

The Company also expects that competition may increase as a result of software industry consolidations, which have occurred in the past. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network and desktop PC operating system vendors could introduce new or upgrade existing operating systems or environments that include security and administration functionality offered by the Company's products, which could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial conditions.

INTELLECTUAL PROPERTY RIGHTS

The Company regards certain features of its internal operations, software and documentation as its intellectual property. The Company has been and will be dependent in part on its ability to protect its proprietary technology. The Company relies primarily upon a combination of copyright, trademarks, trade secret laws, confidentiality agreements and other measures to establish and protect its rights in its proprietary technology. The Company does not have any patents or statutory copyrights on any of its proprietary technology which the Company believes to be material to its future success, and the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection of the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

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

EMPLOYEES

As of August 4, 1999, the Company had approximately 42 employees, including 21 in sales and marketing, eight in product research and development, two in production and operations, four in customer service and technical support, two in business development, and five in administration, finance and MIS. The Company's Internet subsidiary also employs more than 150 persons, which includes former employees of 2-Lane Media and the Forward Companies as well as management. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

GOVERNMENT REGULATION

Government regulation has not had a material effect on the Company's conduct of its business to date.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Investing in our common stock involves a high degree of risk. Any of the following risks could materially adversely affect our business, operating results and financial condition and could result in a complete loss of your investment.

In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company and its business. This disclosure is for the purpose of qualifying for the "safe harbor" provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. It contains factors which could cause results to differ materially from such forward-looking statements. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement.

The following matters, among other things, may have a material adverse effect on the business, financial condition, liquidity, results of operations or prospects, financial or otherwise, of the Company. Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

Fluctuations in Quarterly Operating Results; Future Operating Results Uncertain

The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including the size and timing of significant orders; increased competition; market acceptance of new products, applications and product enhancements; changes in pricing policies by the Company and its competitors; the ability of the Company to timely develop, introduce and market new products, applications and product enhancements and to control costs; the Company's success in expanding its sales and marketing programs; technological changes in the LAN security and administration market; the mix of sales among the Company's channels; deferrals of customer orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; delays in software and purchases as a result of customers' uncertainty as to the effect of the Y2K problem; and general economic factors.

The Company's future revenues are difficult to predict. The Company operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped. Revenues for any future quarter are not predictable with any significant degree of certainty. Product and software maintenance revenues are also difficult to forecast because the LAN security and administration market is rapidly evolving and the Company's sales cycle varies substantially from customer to customer. Royalty and license revenues are substantially dependent upon sales by OEMs of their products that incorporate the Company's software. Accordingly, royalty and license revenues are subject to OEMs' product cycles, which are also difficult to predict. Royalty and license revenues are further impacted by fluctuations in licensing activity from quarter-to-quarter, because initial license fees generally are non-recurring and recognized upon the signing of the license agreement. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Competition

The network security and administration market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. The Company's major competitors on the Novell NetWare and Windows NT platforms include Computer Associates, Network General, Symantec and others, all of which have greater financial resources than the Company. The Company also expects increased competition from systems and network management companies, especially those that have historically focused on the mainframe market and are broadening their focus to include the client/server market. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could adversely affect the Company's business, operating results and financial condition.

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

Risks Associated with How2HQ.com Spinoff

In January 1999, Citadel announced the formation of How2HQ.com, Inc. (formerly inLighten.com, inc. and shoppingwave.com, inc.), to implement Citadel's Internet and e-commerce strategies. Citadel also previously announced that it intends to distribute 750,000 shares of How2HQ.com common stock to Citadel's shareholders upon compliance with the Securities and Exchange Commission (SEC) requirements applicable to Citadel and How2HQ.com in connection with the proposed spinoff. Compliance with SEC requirements and state law requirements could delay or prevent the completion of the spinoff. There can be no assurances that Citadel will be able to effect the distribution of the shares of How2HQ.com to Citadel shareholders on a timely basis or at all.

In addition, Citadel has agreed to convert the shares of How2HQ.com common stock issued in connection with the acquisition of 2-Lane Media by How2HQ.com into up to 500,000 Citadel shares at the option of the 2-Lane Media shareholders in the event How2HQ.com does not become publicly traded by March 2000. Pursuant to the terms of the subscription agreements between How2HQ.com and certain of its stockholders, Citadel may be required to issue up to 414,000 shares of Citadel common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) in the event How2HQ.com does not become publicly traded by February 2000. These provisions could have the effect of diluting Citadel's stockholders if the market price for Citadel's stock is above that price at the time of conversion.

Risks Associated with Past and Future Acquisitions

Citadel and How2HQ.com have from time to time pursued a strategy for the acquisition of assets or stock of companies or technologies to enhance their product lines and services, and may continue this strategy in the future. How2HQ.com recently acquired 2-Lane Media, Inc. and the Forward Companies, and How2HQ.com has entered into a letter of intent to acquire certain assets of Broadcast Production Group, Inc., which letter of intent is subject to customary conditions, including the negotiation and closing of a definitive purchase agreement. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our results of operations. Any such acquisitions would be accompanied by the risks commonly encountered in such transactions, including the difficulty of assimilating the technology, operations and personnel of the acquired companies, the potential disruption of our ongoing business, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, and the potential unknown liabilities associated with acquired businesses, including litigation and tax liabilities relating to the acquired businesses or arising from the acquisitions. There can be no assurance that we will be able to identify candidates suitable for acquisition or that we will be able to consummate desired acquisitions on acceptable terms or that we will be successful in integrating the acquired companies. If realized, any of these risks could have a material and adverse effect upon our business, results of operations and financial condition.

Rapid Technological Change

The security and administration software market is characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new software products (including new releases, applications and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological, financial or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be adversely affected. Due to the complexity of software products and the difficulty in gauging the engineering effort required to produce these potential new products and upgrades, potential new products and upgrades are subject to significant technical risks. There can be no assurance that potential new products and upgrades will be introduced on a timely basis or at all. In the past, the Company has experienced delays in the commencement of commercial shipments of its new products and upgrades, resulting in the loss of customers and delay or loss of product revenues. If potential new products and upgrades are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be adversely affected.

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

The recent trend toward server-based applications in networks and applications distributed over the Internet could have a material adverse effect on sales of the Company's products. Future technology or market changes may cause certain of the Company's products to become obsolete more quickly than expected. The use of a Web browser, running on either a PC or network computer, to access client/server systems is emerging as an alternative to traditional desktop access through operating systems that are resident on personal computers. If the functionality associated with this type of system access reduce the need for the Company's products, the Company's future net revenues and operating results could be materially adversely affected.

Reliance on Microsoft and Novell Technology

The Company's software products are designed for Microsoft technologies, including Windows NT and Windows 95/98, and Novell Netware. Although the Company believes that Microsoft and Novell technologies are and will be widely utilized by businesses in the corporate market, no assurances can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that the Company does not support. Moreover, if the Company's products and technology are not compatible with new developments in Microsoft and Novell technologies, as to which there can be no assurances, the Company's business, results of operations and financial condition could be materially and adversely affected.

Risk Associated With Reseller and OEM Channels

Historically, the Company used primarily a direct sales model, complemented with a telesales force, for the sale of its software products. In fiscal 1998, the Company began to expand its distribution efforts to include third party resellers in both the United States and internationally. The Company uses its direct sales force and add distributors, system integrators and value added resellers (collectively, "resellers") to market, sell, and support the Company's software products. The Company will be increasingly dependent upon resellers for domestic and international sales. The Company has only limited experience in marketing its products through resellers, and there can be no assurance that the Company will be able to expand its distribution channels successfully.

Even if the Company is successful in its expansion into the distribution channel, the Company's agreements with resellers will generally not be exclusive and in many cases may be terminated by either party without cause. Many of the Company's resellers will carry product lines that are competitive with those of the Company. Therefore, there can be no assurance that these resellers will give a high priority to the marketing of the Company's products and they may, in fact, give a higher priority to other products, including the products of competitors. Events or occurrences of this nature could have a material adverse effect on the Company's business, operating results and financial condition. The Company's results of operations could also be adversely affected by changes in reseller inventory strategies, which could occur rapidly, and in many cases, may not be related to end user demand. There can be no assurance that the Company will be successful in retaining resellers or if even retained such resellers will be successful in selling and marketing the Company's products.

In addition to the above, an integral part of the Company's sales strategy is to increase the proportion of the Company's customers licensed through OEMs. As with resellers, the Company has limited experience in dealing with OEMs. There can be no assurances that the Company will be successful in its efforts to increase the revenues generated by this channel.

International Operations; Risks Associated with International Sales

The Company has recently entered into affiliations in Japan and Mexico. While the Company has taken steps to minimize the financial exposure of such ventures, there can be no assurances that its products will be successful overseas and that these ventures will not have an adverse impact on the financial condition of the Company. In addition, in order to successfully expand international sales significant management attention and financial resources could be required and could have an adverse effect on the Company's operating margins. In addition, the Company relies significantly on its distributors and other resellers in international sales efforts, that are not employees of the Company and do not offer the Company's products exclusively, and there can be no assurance that they will continue to market the Company's products. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, fluctuations in the values of currencies, tariffs and other trade barriers, costs to localize products, lack of acceptance of localized products, if any, in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

Risk of Accounting Treatment

The Company has received requests from the staff of the Securities and Exchange Commission for additional information regarding the accounting for certain of its acquisitions, including questions relating to the write-off of associated in-process research and development costs and other matters. While the Company has responded to these requests, the Company cannot determine at this time the effect, if any, that the outcome of this matter will have on its reported financial position or results of operations. However, should the staff of the Securities and Exchange Commission require the Company to retroactively record any adjustments, the effect could have a material adverse impact on the future trading price of the Company's common stock.

Dependence Upon Key Personnel

The Company's future performance also depends in significant part upon the continued service of its key technical and senior executive and sales management personnel, only some of whom are covered by employment contracts. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future.

Dependence on Growth in the Network Storage Management Market; General Economic and Market Conditions

Substantially all of Citadel's historical operating business is in the network and desktop security and administration software market, which is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting security and administration solutions for their client/server and desktop environments. There can be no assurance that the market for network and desktop security and administration will continue to grow. If the security and administration software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be adversely affected. During recent years, segments of the computer and software industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's operations have in the past and may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

Dependence on Proprietary Technology; Risks of Infringement

The Company depends significantly upon proprietary technology. The Company relies on trade secrecy laws, confidentiality agreements and contractual provisions to protect its proprietary technology. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company does not have any patents or statutory copyrights on any of its proprietary technology which the Company believes to be material to its future success. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection of the Company's proprietary information, in the event of any unauthorized use or disclosure thereof.

There has also been a substantial amount of litigation in the software industry regarding intellectual property rights. There can also be no assurance that the Company will not become the subject of claims of infringement with respect to intellectual property rights associated with the Company's current or future products, trademarks or other proprietary rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, whether initiated by the Company or others and whether they are with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Reduced Demand for Products due to Changes in Customer Behavior Resulting From Year 2000 Preparation

With the emerging requirements on Year 2000 compliance and functionality, many enterprise customers may use their Information Technology budgets in 1999 to focus on Year 2000 issues. In addition, our customer's Information Technology organizations may be unwilling to deploy new software until after the Year 2000 in order to reduce the complexity of any changes in their systems required by any actual Year 2000 failures. We believe that these factors have reduced sales of our products in fiscal 1999 and 2000 and will have a material adverse effect on revenues.

Year 2000 Compliance

     Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Our computer systems and/or software will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such problems.

     The Company has conducted Year 2000 compliance reviews for current versions of our products. The reviews include:

     o    Assessment;

     o    Implementation;

     o    Validation testing; and

     o    Contingency planning.

     The Company has posted information regarding Year 2000 compliance of its products on its web site. Although the Company has performed validation testing to ensure our products are Year 2000 compliant and believe our software products are Year 2000 compliant, our software products may not contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Failures of our software products to contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would seriously harm our business, operating results and financial condition.

     The Company has software obtained from third parties that is incorporated into our products, and seek assurances from vendors that licensed software is Year 2000 compliant. Despite such testing and assurances, products incorporated into our products may contain undetected errors of defects associated with Year 2000 date functions. Known or unknown errors or defects in our products may result in:

     o    Delay or loss of revenue;

     o    Diversion of development resources;

     o    Damage to our reputation; or

     o    Increased service and warranty costs.

The occurrence of any of the foregoing could seriously harm our business, operating results, or financial condition.

     To the extent information is publicly available, the Company has assessed the Year 2000 compliance status of our customers. If its current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, our business, results of operations, or financial condition should be seriously harmed.

     The Company believes the software and hardware it uses internally complies with Year 2000 requirements. During 1998, the Company replaced or upgraded much of our internal use hardware and software. In addition, the Company is not aware of any material operational issues or costs associated with preparing our internal use software and hardware for the Year 2000. However, serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in our internal systems may occur. The occurrence of any of the foregoing could seriously harm our business, operating results or financial condition.

     The Company has funded its Year 2000 compliance review from operating cash flows and has not separately accounted for these costs in the past. The Company will incur additional amounts related to the Year 2000 compliance review including:

     o    Administrative personnel to manage the review; and

     o Outside contractors to provide technical advice and technical support for our products, product engineering, and customer satisfaction.

     The Company is developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems. Depending on the systems affected, these plans include:

     o    Accelerated replacement of affected equipment or software;

     o    Short to medium-term use of backup equipment and software;

     o Increased work hours for our personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems; and

     o    Other similar approaches

If the Company is required to implement any of these contingency plans, it could seriously harm our business, financial condition and operating results. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be seriously impacted by, among other things:

     o    The availability and cost of programming and testing resources;

     o    Vendors' ability to modify proprietary software; and

     o    Unanticipated problems identified in the ongoing compliance review.

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

Legal Proceedings

The Company is involved in certain legal proceedings as described in "Item 3. Legal Proceedings" and from time to time, we may be subject to other legal proceedings, including but not limited to claims that we have infringed the intellectual property rights of others, that our products are not Year 2000 compliant or other product liability claims, or other claims incidental to our business. While the Company intends to defend such lawsuits, adverse decisions or settlements, and the costs of defending such suits, could have a material adverse effect on the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 7,200 square feet as its principal executive office premises located at 3811 Turtle Creek Blvd., Suite 770, Dallas, Texas, 75219-4421, pursuant to a lease that expires in 2001 with two five-year renewal options. The Company believes that these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

The Company's Internet subsidiary, How2HQ.com, also leases approximately 14,500 square feet of office space in Dallas, Texas, 67,000 square feet of warehouse and office space in Coppell, Texas, approximately 4,500 square feet in Seattle, Washington and 4,500 square feet in Los Angeles, California.

The telephone number of its principal office is (214) 520-9292. The Company maintains a site on the World Wide Web at http://www.citadel.com.


ITEM 3.  LEGAL PROCEEDINGS

Set forth below are certain litigation matters in which the Company is a party. The Company believes that it has meritorious defenses and will vigorously defend itself. However, an unfavorable resolution of or settlement or defense costs related to one or more of these lawsuits could have a material adverse effect on the Company's business, results of operations or financial condition.

In January 1999, the Company settled a lawsuit with a former employee of LoneStar Hospitality Corporation (the Company's predecessor) who had filed a lawsuit against the Company and one of its officers and directors alleging that the Company and/or the individual owed the plaintiff additional stock options, were obligated to pay the exercise price for certain stock options, and breached a purported agreement to register certain stock held by the plaintiff. The plaintiff sought damages of approximately $2,300,000, plus attorneys' fees, pre- and post-judgement interest and costs of the lawsuit. The case was styled Heredia v. Citadel, et. al., in the 298th Court of Dallas County, Texas. As part of the settlement, the Company paid $400,000 in cash and issued 25,000 shares of the Company's Common Stock to the plaintiff. The lawsuit was dismissed with prejudice in May 1999.

In addition, in January 1999, the Company settled two lawsuits with two former employees of the Company who had lawsuits pending against the Company demanding payment of a promissory note issued in connection with the acquisition of Kent-Marsh and Astonishing Developments, Inc. and seeking damages in excess of $400,000 and claims under an employment agreement. The Company reached a settlement with one of the employees under the terms of a promissory note and agreed judgement. The court severed the claims of the remaining party, who amended his claims to include amounts allegedly owing under an employment agreement (in the amount of approximately $168,000). In January 1999, the Company reached a settlement with the remaining party to the lawsuit for $140,000 in cash plus 220,000 shares of the Company's Common Stock. The cases were styled Nesbitt and Wesolek vs. Citadel, in the 193rd Judicial District Court, Dallas County, Texas, and Nesbitt vs. Citadel, in the 193rd Judicial District Court, Dallas County, Texas, and each has been dismissed with prejudice.

In August 1998, Janssen Meyers Associates L.P. ("JM") filed a lawsuit against the Company. The suit alleges that the Company owes the plaintiffs a fee in the amount of $16,500,000 plus interest and attorney's fees in connection with services allegedly performed by JM in respect of the merger between LoneStar and Old Citadel and related matters. The Company believes such claims are without merit and intends to vigorously defend against the claims and to file counter-claims. The lawsuit, styled Janssen Meyers Associates, L.P. v. Citadel Technology, Inc., was filed in the Supreme Court of the State of New York, County of New York. The Company has removed the case to federal court in the Southern District of New York.

In September 1998, the Company settled a lawsuit styled Marks, Marks, Ranshaw, Colquit & Lauratis v. Citadel Computer Systems Incorporated, et al., in the 189th Judicial Court of Harris County, Texas for $25,000 cash plus the extension of the plaintiffs' options to purchase 207,088 shares of common stock and the Company's agreement to register the shares underlying these options. The lawsuit was filed by former employees who alleged that the company and/or the individual defendants owed the plaintiff's damages, attorney's fees, pre- and post judgment interest and costs allegedly in excess or $4,000,000. The parties entered an agreed order dismissing the lawsuit.

In January, 1998, the Company's former Houston landlord filed a lawsuit against the Company, styled Lenhndorff Four Oaks Place Joint Venture v. Citadel, in the 11th Judicial District Court of Harris County, Texas, alleging that the Company breached a certain lease covering the Company's former Houston office space. The suit seeks damages to date of approximately $180,000, plus attorney's fees, pre and post judgment interest and court costs. In April 1999, plaintiff amended its complaint to seek damages alleged as anticipatory breaches of the lease in the amount of approximately $486,000. The parties reached an agreement in principle to settle the case in July 1999 for the payment of $325,000 over nine months with an agreed judgment in the event of default by Citadel.

The Company and its president are involved in an arbitration proceeding, styled Vestcom Ltd. v. Citadel Computer Systems, Incorporated, etc. before the American Arbitration Association in Los Angeles, California. Vestcom claims it is entitled to compensation and a finder's fee for introducing the Company to a third party and is seeking damages of the value of 100,000 shares of the Company's common stock (alleged to be $1,900,000) plus 50% of additional consideration paid by the Company to such a third party. The Company and its president believe they have defenses to such claims. The Company and its president filed a declaratory judgment action against Vestcom seeking to determine that the alleged contract was not valid based on the Company's defenses. The case is styled Citadel Computer Systems, Inc. and Steven B. Solomon v. Vestcom, Ltd., in the 193rd Judicial District Court in Dallas County, Texas. In October 1998, the Texas state court entered a judgment and preliminary injunction in favor of the Company and its president that the purported agreement was a forgery. As a result the arbitration proceeding was dismissed by the American Arbitration Association. The defendant has appealed the decision of the Texas court. In November 1998 Vestcom filed a lawsuit against the Company in Texas state court styled Vestcom v. Citadel in the 68th Judicial District Court, Dallas County, Texas, reasserting the same basic claims as in the arbitration proceeding. This case is set for mediation in September, 1999. The Company intends to vigorously defend against the claim, including on the basis that the prior Texas state court decision acts as a bar.

Subsequently to the end of fiscal 1999, the Company and Zanett Lombardier settled a lawsuit related to a convertible note in the amount of $50,000 by the issuance of stock due on conversion and the payment of attorney's fees in the amount of approximately $135,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

On September 18, 1998, the Company held its Annual Stockholders Meeting, at which time the stockholders of the Company approved the following matters:

     Proposal 1 -- The election of the following individuals as directors of the
Company: Chris A. Economou (for - 24,792,033, withheld - 238,610); Gilbert Gertner (for - 24,759,633, withheld - 271,010); Kenneth Johnsen (for - 24,845,633, withheld - 185,010); Victor Kiam II (for - 24,844,631, withheld -
186,012); Mark Rogers (for - 24,846,633, withheld - 184,010); Dr. Axel
Sawallich (for - 24,790,633, withheld - 240,010); and Steven Solomon (for - 24,820,033, withheld - 210,610).

     Proposal 2 -- The ratification of the selection of Grant Thornton, LLP, as the Company's independent certified public accountants for the fiscal year ending February 28, 1999 (for - 24,800,104, against - 206,268, abstain - 24,271).

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is currently traded on the OTC Bulletin Board under the symbol CITN. The following table sets forth, for the periods indicated, the high and low bid and ask prices for the Common Stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Common Stock was traded under the symbol NOFF from May 4, 1996 to March 26, 1998.

        ------------------------------------------------------------------------
        FISCAL YEAR                           BID                ASK
        ------------------------------------------------------------------------
                    Quarter              HIGH      LOW       HIGH     LOW
        ------------------------------------------------------------------------
        1998
                  1st Quarter             .88       .25        .97     .28
        ------------------------------------------------------------------------
                  2nd Quarter             .69       .15        .75     .17
        ------------------------------------------------------------------------
                  3rd Quarter             .90       .39        .93     .41
        ------------------------------------------------------------------------
                  4th Quarter             .55       .18        .59     .22
        ------------------------------------------------------------------------
        1999
                  1st Quarter            1.94       .35       1.97     .35
        ------------------------------------------------------------------------
                  2nd Quarter            2.20       .80       2.25     .85
        ------------------------------------------------------------------------
                  3rd Quarter            1.05       .40       1.09     .47
        ------------------------------------------------------------------------
                  4th Quarter            4.09       .65       4.12     .68
        ------------------------------------------------------------------------
        2000
                  1st Quarter            3.62      1.94       3.65    2.00
        ------------------------------------------------------------------------
                  2nd Quarter            2.75      1.34       2.75    1.37
                  (through August 9, 1999)
        ------------------------------------------------------------------------


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

Recent Sales Of Unregistered Securities

In the fourth quarter of fiscal 1999, the Company's subsidiary, How2HQ.com, issued 1,375,666 shares of its common stock pursuant to private placements to accredited investors under Section 4(2) under the Securities Act for commitments for proceeds of $7,242,000. Certain of the securities are convertible into up to 414,000 shares of shares of Citadel common stock at a conversion price of $3.75 per share in the event How2HQ.com has not completed a public offering before February 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein, as well as the disclosure relating to forward-looking statements set forth below under the caption "Certain Factors That May Affect Future Operating Results."

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 1999, AS COMPARED WITH YEAR ENDED FEBRUARY 28, 1998

During the fiscal year ended February 28, 1999, the Company had net sales of $4,439,608, an increase of $2,826,282 or 175.3%, over net sales of $1,613,326 during the fiscal year ended February 28, 1998. The Company attributes the sales increase to increased industry recognition of its products, its partnering with IBM Global Services, its bundling relationships with Microsoft and Compaq, and its distributor relationships recently established in Japan and Mexico. The Company terminated its distribution agreement with its UK distributor during the fourth quarter and does not expect it to have a significant impact on the on-going business of the Company. While the Company's revenues for the 1999 fiscal year increased significantly over the previous fiscal year, the Company for the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000 has experienced a significant decline in sales. The Company attributes this decline to the impact of delays in purchases as a result of Y2K issues and a significant decrease in international distributor related sales.

The Company introduced the NT and Network versions of its WinShield product, along with its new versions of its Folder Bolt product during the 1999 fiscal year. The Company expects to launch its WinShield Secure PC product, the total security solution for desktops, and other exciting new products and upgrades during fiscal 2000. These products will continue to provide ease-of-use security solutions for Internet and intranet applications on Microsoft and Novell platforms.

The cost and expenses incurred in connection with producing the Company's products were $190,461 during the fiscal year ended February 28, 1999, an increase of $112,032 or approximately 142.8%, from cost of sales of $78,429 incurred in the previous fiscal year. This resulted primarily from the increase in sales during this fiscal year. As a percentage of net sales, costs of sales decreased in the fiscal year ended February 28, 1999, to 4.3% from 4.9% in the prior period. The decrease in the cost of sales, on a percentage basis, was primarily due to the increase of sales sold through corporate or OEM channels, which tend to have a lower cost of sales expense on a per unit basis. In addition, the Company continued to improve on its operational and order procurement and fulfillment efficiencies during the year.

Selling, general and administrative expenses for the fiscal year ended February 28, 1999, were $5,817,188, a increase of $2,760,780, or 90.3%, over selling, general and administrative expenses of $3,056,408 during the prior year. During the 1999 fiscal year, the Company increased both its general marketing expenditures, which were aimed at increasing the Company's name and product recognition, as well as its direct marketing expenditures, which were aimed directly at a particular market segment, i.e. education, corporate, government, etc. In addition to these expenditures and in connection with its entry into the international markets, the Company established marketing reserves to be used to help promote the Company's products overseas. The Company also continued to expand its inside and outside sales force during the year.

Provision for uncollectable accounts increased from $368,897 for the fiscal year ended February 28, 1998 to $1,231,092 for fiscal year 1999, or an increase of $862,195 or 233.7%. The majority of the provision in the current year was specific in nature and related to the Company's international sales. Given the current economic difficulties internationally, the Company felt it would be prudent to reserve part of these sales in the current year. In addition, a portion of the reserve was general in nature and related to the increase in the sales for fiscal year 1999 over fiscal 1998.

Depreciation and amortization expense increased to $1,569,519 in the fiscal year ended February 28, 1999, from $1,270,708, or an increase of 23.5% over the prior fiscal year. This increase is due to the commencement of amortization on certain capitalized software development costs relating to products that became available for sale during the period and a full year's amortization on those products that became available for sale last fiscal year.

Research and development expenses charged to operations for the year ended February 28, 1999 were $485,275, compared to $161,010 for the year ended February 28, 1998, or an increase of $324,265 or 201.4%. During the year, the Company spent more time on non-capitalizable activities and out-sourced a major portion of its new product development activities (approximately $600,000) to Metamor Worldwide, Inc., a major shareholder in the Company. The Company capitalized $882,101 and $568,963 in software development costs for fiscal year 1999 and 1998, respectively. The increase in capitalized costs related primarily to the development of NT and Network versions of the Company's products. These products were generally completed within the time schedule originally established and development costs were generally within the range that had been originally projected. Metamor has recently announced plans to sell a number of its operating units. The Company does not feel this will have a significant impact on the Company's ability to continue to development new products and enhance existing products in the future. Sales of several of the Company's products (CPR, Phantom of the Console, Server Sentry) to date have been nominal. The Company does not believe that it will be able to generate revenues from these products at a significant level, in the future, based on its existing marketing model. Therefore, capitalized development costs relating to these products were written down by $1,137,208, to $250,000 in the current year. The Company expects to recover the remaining balance through product sales or sales of the underlying technologies. The Company also incurred, during the year, significant costs in upgrading several of its products to be Microsoft NT compliant. It was determined that the costs associated with making two of its products (Server Sentry and Phantom of the Console) NT compliant outweighed the potential benefit based on its existing marketing model. Therefore, the Company abandoned the project on these products and wrote-off the associated cost of approximately $285,489.

The Company, in connection with the settlement of a number of lawsuits, recognized a charge to earnings of $822,000 during the fiscal year ended February 28, 1999. The major portion of this expense related to the settlement of three suits styled Heredia v. Citadel, et. al., Zanett Lombardier v.
Citadel, and Lehndorff Four Oaks Place Joint Venture v. Citadel. Reference is made to Item 3 - Legal Proceedings section of this report for further discussion on these settlements.

Interest expense for the year ended February 28, 1999 was $141,806 compared to $128,929 for the year ended February 28, 1998. The increase was due to the Company having more interest bearing debt outstanding during the year than it did last year.

As a result of the foregoing, the Company reported a net loss before extraordinary items of $7,209,498 for the fiscal year ended February 28, 1999, compared to a net loss of $3,522,710 for the year ended February 28, 1998.

During fiscal year 1999, the Company recognized gains on the settlement of debts of $459,592. The gains resulted primarily from the restructuring of a certain note payable and the settlement of certain accrued obligations. In connection with the settlement of a certain note payable, the holder agreed to reduce the amount of the note and accrued interest payable thereon by $520,816. In exchange, the Company agreed to a shorter maturity and the issuance of 250,000 shares of restricted stock to the holder (valued at $92,500 as of the date of the transaction). The value of the stock was treated as a reduction in the gain and the transaction resulted in a net gain of approximately $428,000. In connection with the settlement of accrued obligations, the Company settled approximately $96,000 in obligations for approximately $65,000.

As a result, the Company for the year ended February 28, 1999 reported a net loss of $6,749,906, compared to a net loss of $3,522,710 for the year ended February 28, 1998.

LIQUIDITY AND CAPITAL RESOURCE

The Company's cash and cash equivalents (on a consolidated basis) at February 28, 1999 were $3,386,369 (which included approximately $1,176,292 of cash and cash equivalents of How2HQ.com).

Cash flows from operations was a negative $5,209,211 for the fiscal year ended February 28, 1999, compared to a negative $2,661,326 for the fiscal year ended February 28, 1998. The decrease was due principally to the increased net loss of the Company for the period, which related principally to increased marketing expenditures, the increase in the provision uncollectible receivables, which related principally to the Company's international sales, and the increase in software development costs, which related to the Company making its products NT and network compliant.

Cash used in investing activities was $197,095 in the fiscal year ended February 28, 1999, compared to $4,780 in the prior year. The increase was primarily due to a slight increase in capital expenditures this year, which was not offset by proceeds from the sale of securities of $156,100, as in the previous year.

Cash flows from financing activities were $8,784,120 in the fiscal year ended February 28, 1999, compared to $2,659,561 in the fiscal year ended February 28, 1998. This increase was primarily due to greater funds being raised this year compared to last year through the sale of common stock, which related principally to the exercise of Citadel options and warrants, and preferred stock issuances, and the sale of How2HQ.com common stock.

As a result of the aforementioned factors, cash and cash equivalents on a consolidated basis increased by $3,377,814 in the fiscal year ended February 28, 1999.

INFLATION

Inflation did not have a material effect on the Company's results during the periods discussed.

YEAR 2000 DISCLOSURE

The Year 2000 issue arises as a result of computer programs which were written using two digits rather than four digits to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company uses up-to-date, PC and network-based software for its internal accounting and other functions. The Company has tested its internal accounting and other significant applications and has found no material Year 2000 defects. The Company has checked its software products for Year 2000 defects and has found none.

The Company may encounter some Year 2000 defects in the software it uses internally, but believes that these can be resolved as they are encountered. The Company does not intend to do further testing of its internal systems for Year 2000 defects. The Company has no contingency plans related to the Year 2000 issue.

The Company could encounter some Year 2000 defects in the products and services it produces and markets. The Company intends to continue to evaluate its products and services to ensure they perform correctly in the year 2000. If Year 2000 defects are encountered, the Company could be liable for substantial legal claims and litigation, and the adverse publicity could have a material adverse effect on the future sales of the Company's products and services, even after any Year 2000 defects are resolved. However, any material adverse effect on the Company's financial position and results of operations and cash flows cannot be currently estimated.

The Company relies on outside suppliers for components of its software, outside distributors and OEM partners for its software products, financial institutions for its banking, and a number of other third parties in its normal business operations. If these third-party suppliers and service providers have substantial Year 2000 problems, it could have material adverse effects on the Company's business. The Company is not requiring its suppliers and service providers to provide Year 2000 readiness information.

The Company has not incurred and does not anticipate incurring material costs in addressing Year 2000 issues.

The Company believes its largest risk regarding the Year 2000 issue is from legal claims and litigation. The Company expects that there may be a large number of lawsuits filed over Year 2000 issues in the United States because of the great publicity of the Year 2000 issue. Even small Year 2000 problems encountered by the Company could result in substantial legal claims, lawsuits, and class action lawsuits against the Company, which in turn could have a material adverse effect in the Company's financial position.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

The Financial Statements for the fiscal year ended February 28, 1999, are found following the signature page of this Report.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There has been no change in the principal accountant of the Company during the Company's two most recent fiscal years.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

DIRECTORS

The following table contains information about the Company's directors. The Company expects that these persons will serve as directors until the next annual meeting or until their respective successors are duly elected and qualified.


DIRECTORS NAME             AGE              POSITION WITH CITADEL                   DIRECTOR SINCE
--------------             ---              ---------------------                   --------------

Victor Kiam, II            72               Chairman of the Board                       1996

Steven Solomon             34               President, Chief Executive Officer,
                                            and Assistant Secretary                     1992

Lawerence Lacerte          46               Director                                    1999

Mark Rogers                40               Director                                    1996

Kenneth Johnsen            45               Director                                    1997

Chris A. Economou          44               Director                                    1993

Axel Sawallich             55               Director                                    1993

Michael Ruff               23               Director                                    1998

Edward L. Pierce           42               Director                                    1999

VICTOR KIAM, II has served as a director of the Company since July 1996 and has served as Chairman of the Company since January 1998. Mr. Kiam is chairman of Remington Products, L.L.C., a manufacturer, distributor and marketer of electrical shavers and other consumer products based in Bridgeport, Connecticut, and has served in various managerial capacities at Remington since 1979. From 1988 to 1992, Mr. Kiam was Chairman of the New England Patriots Football Team. Mr. Kiam also serves on the boards of directors of several other consumer product companies (including Ronson P.L.C., The Franzusco, PIC Design Corp., Lady Remington Jewelry, Cirrus Health Care, a manufacturer and distributor of products for travelers), has written several books, sits on the boards of numerous charitable, sales and civic organizations, and has received many awards for his marketing expertise.

STEVEN SOLOMON has served as the President and Chief Executive Officer of the Company since May 1997, as a director of the Company since February 1996, and as Chief Operating Officer of the Company from February 1996 through April 1997. Since January 1999, he has also served as Chairman and Chief Executive Officer of How2HQ.com, Inc. He was the president and a director of LoneStar Hospitality Corp. ("LoneStar"), a predecessor of the Company that owned and operated six Miami Subs franchised restaurants in Dallas and Houston, Texas, from its inception in February 1992 until its merger with the Company in February 1996 (the "Merger"). During his tenure at LoneStar, Mr. Solomon also served as developer and executive producer of SportsWaves!, a division of LoneStar that produced syndicated television programs covering the National Football League and other collegiate and professional sports.

LAWRENCE LACERTE has served as a director of the Company since January 1999 and as Vice Chairman of How2HQ.com since March 1999. Mr. Lacerte founded Lacerte Software Corporation in 1978. By 1998, Lacerte Software had grown to be one of the largest software companies offering a complete library of in-house tax preparation software and supporting computer equipment. Lacerte Software is considered the leader in the tax software industry commanding the highest percentage of market share. In June 1998, Lacerte Software was acquired by Intuit Corporation.

MARK ROGERS has served as a director of the Company since July 1996 and as a director of How2HQ.com since January 1999. Since 1989, Mr. Rogers has managed NFT Ventures, Inc., a venture capital fund established by Ray Noorda, the founder of Novell, Inc. In connection with his position at NFT Ventures, Mr. Rogers advises several computer software companies in Silicon Valley, Texas and Utah, with respect to various strategic and developmental matters. Mr. Rogers was chief operating officer of NFT Transportation from 1992 to 1994, where he was brought in to turn around the business. NFT Transportation grew to a $500 million company and went from a $5 million loss in 1992 to a net income of $3.5 million in 1994. Mr. Rogers also serves on the boards of directors of several other high-tech companies.

KENNETH JOHNSEN has served as a director of the Company since October 1997. Since June 1999, Mr. Johnsen has been the president, chief operating officer and a director of How2HQ.com, Inc. Prior to joining How2HQ.com, Mr. Johnsen served in various executive capacities with Metamor Worldwide, Inc., most recently as President, Chief Operating Officer and a Director. Metamor (formerly Corestaff, Inc.) is one of the largest publicly traded providers of information technology and staffing services in the U.S. From 1975 until joining Metamor in May 1997, Mr. Johnsen was employed with IBM Corporation in various managerial capacities, including Vice President of Worldwide Commercial Operations for IBM PC Company from January 1997 to May 1997, Vice President, Business Services and Business Development for ISSC, IBM's outsourcing subsidiary, from January 1994 to December 1996 and General Manager of IBM China/Hong Kong from September 1991 to December 1993.

CHRIS ECONOMOU has served as a director of the Company since February 1996, and was a director of LoneStar from June 1993 until the Merger. Since January 1999, he has also served as a director of How2HQ.com. He has been engaged in the private practice of law in Fort Lauderdale, Florida, primarily in the transactional and corporate areas since 1988. He served as executive vice president, secretary and general counsel of Miami Subs Corporation from August 1992 until June 1994 and director from 1989 to 1994.

DR. AXEL SAWALLICH has served as a director of the Company since February 1996 and was a director of LoneStar from March 1993 until the Merger. Since January 1997, Dr. Sawallich has been chief investment consultant for Lifeplan Investments, Vienna, Austria. Since 1993, he has been the managing partner of Global Invest, an investment firm located in Vienna. From 1991 until 1994, he also was a consultant for Serco Investment Counseling Corporation. From 1989 to 1990, Dr. Sawallich was the general manager and director of the Vienna regional branch of Allgemeine Sparkasse Bank AG. from 1985 to 1989, Dr. Sawallich was with Bank fuer Arbeit und Wirtschaft AG, Vienna, serving as the deputy head of the credit department until 1986 and as the executive vice president of the Bank's Bureau for Commercial Customers thereafter. Dr. Sawallich has also been acting as an independent, publicly certified, investment advisor since 1993.

MICHAEL RUFF has served as a director of the Company since July 1998. Mr. Ruff has served as chairman of the board of directors of Texas Central Bank, N.A., since February 1998, and as a member of the board of directors of the bank since December 1995. Mr. Ruff has served as president of Lennox Properties Inc., a real estate development company specializing in single and multi family developments in Dallas, Colorado Springs and Atlanta, since June 1997 and as vice president since June 1995. Mr. Ruff is president of Icarus Investments, Inc. (formerly ALR, Inc.), a non-diversified hedge fund specializing in public securities investments. Prior to his appointment as President of Icarus in August 1996, he served as vice president since August 1994. Mr. Ruff received his degree in economics from Rice University.

EDWARD L. PIERCE has served as a director of the Company since July 1999. He has served as Senior Vice President, Chief Financial Officer and Assistant Secretary of Metamor since September 1996. Mr. Pierce previously served as Vice President-Finance and prior thereto as Vice President and Controller of Metamor. Prior to joining Metamor in November 1994, Mr. Pierce served in various financial management capacities with American Oil and Gas Corporation, including Corporate Controller and Director of Accounting, Taxation and Reporting from January 1990 to November 1994 and as an Audit Manager for Arthur Andersen & Co. prior thereto. The Company and Steven B. Solomon are parties to an agreement to use their best efforts to nominate and elect a representative designated by Metamor to the Company's Board of Directors at all annual or special stockholder meetings at which directors are being elected until such time as Metamor is the beneficial owner of less than two percent (2%) of the Company's then outstanding stock.

BOARD COMMITTEES AND MEETINGS

Each director is elected to serve until the next annual meeting of stockholders or until the director's successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors. The Company currently has an executive committee, and in July 1999, the Company appointed an audit committee and a compensation committee. The Company does not currently have a nominating committee.

EXECUTIVE COMMITTEE

The Company currently has an executive committee comprised of Messrs. Solomon, Johnsen, Economou and Rogers. The Executive Committee is authorized to act on behalf of the Board on all corporate actions for which applicable law does not require participation by the full Board.

AUDIT COMMITTEE. In July 1999, the Board appointed an audit committee. The Audit Committee consists of Messrs. Kiam, Pierce and Economou. The audit committee examines and considers matters relating to the financial affairs of the Company, including reviewing the Company's annual financial statements, the scope of the independent annual audit and the independent auditor's letter to management concerning the effectiveness of the Company's internal financial and accounting controls.

COMPENSATION COMMITTEE. In July 1999 the Board appointed a compensation committee, which is comprised of Messrs. Johnsen, Rogers and Lacerte. The compensation committee considers and makes recommendations to the Company's board of directors with respect to programs for human resource development and management organization and succession, approves changes in senior executive compensation and makes recommendations to the Company's board of directors with respect to compensation matters and policies. The compensation committee also administers the Company's benefit plans.

MEETINGS

During the fiscal year ended February 28, 1999, the Board of Directors held one meeting and took action by unanimous consent on one occasion, and the executive committee took action by unanimous consent on thirteen occasions. Each director, attended at least 75% of the aggregate number of meetings held by the Company's Board of Directors and committees on which he served during the fiscal year ended February 28, 1999.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's officers, directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, that all filing requirements required by section 16 (a) for fiscal 1999 applicable to such persons were complied with, except Messrs. Kiam and Sawallich filed a Form 5 late (such Form 5s related to the exercise of certain options) and Messrs. Doxey and Klein each filed a Form 4 late relating to the sale and purchase of securities, respectively.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are:


            NAME                    AGE                     POSITION WITH CITADEL
            ----                    ---                     ---------------------

Steven B. Solomon                   34      President, Chief Executive Officer, Assistant Secretary and Director

Richard L. Travis, Jr.              43      Chief Financial Officer, Chief Operating Officer and Secretary

Carl E. Banzhof                     33      Chief Technology Officer

Bennett Klein                       44      Vice President of Business Development

Jack Doxey                          32      Vice President of Marketing

Lester Sideropoulos                 44      Vice President of Sales

Information concerning the business experience of Mr. Solomon is provided under the caption "Election of Directors" above. Set forth below is information concerning the business experience of the other executive officers of the Company.

RICHARD L. TRAVIS, JR. has served as Chief Financial Officer since he joined the Company in December 1996, as Chief Operating Officer since April 1997, and as Secretary since January 1998. He has approximately 20 years of financial experience in the manufacturing, financial services, real estate, construction and telecommunications industries. Prior to joining Citadel, Mr. Travis served for ten years as executive vice president and chief financial officer of Texwood Industries, Inc., a manufacturing and distribution company. Prior to joining Texwood Industries, Inc., Mr. Travis was senior audit manager from 1983 to 1986 at Grant Thornton LLP, an accounting firm providing audit, tax and management consulting services, where he managed the firm's Dallas Savings and Loan practice. Mr. Travis received a B.S./B.B.A. with honors in Accounting from Florida Atlantic University in 1977, and he earned his Certified Public Accountant designation in 1978.

CARL E. BANZHOF has served as Chief Technology Officer since July 1997, prior to which he served as Vice President Development of Network Products since joining the Company in February 1996. Mr. Banzhof has more than 15 years of experience in the software industry, including designing, developing and marketing software products, building software development teams and organizations and managing products in network management and PC desktop markets. He was the founding partner and vice president of software engineering from 1992 to 1995 of Circuit Masters Software, Inc., a software company which developed and marketed network management utilities for Novell NetWare environments, and was acquired by the Company in February 1996. Prior to joining Circuit Masters Software, Inc., Mr. Banzhof was lead software developer from 1988 to 1992 at Fluor Daniel Engineering, a software development and worldwide engineering company.

BENNETT KLEIN has served as Vice President of Business Development since January 1998. Prior to joining the Company, Mr. Klein was employed at Iomega Corporation, where he was part of the original marketing team that successfully brought the JAZ and ZIP removable storage media to the mass market. He has approximately 15 years experience in OEM development and sales and marketing, including experience with such industry leaders as Cheyenne Software, where he was product line manager helping to market their premier network storage management product line, and IBM, where he focused on sales and marketing of mass storage, network management, telecommunications, telephony and optical storage solutions.

JACK DOXEY has served as Vice President of Marketing since August 1998, and Vice President of Sales and Marketing from October 1997 to May 1998. Mr. Doxey has 10 years experience in the field of software sales and marketing including extensive work in the retail and VAR channels of distribution. From November 1996, until October 1997 he served as Vice President of Sales and Marketing for Visual Applications, a privately held software manufacturer based in Kansas City, MO. From March 1995 until November 1996, Mr. Doxey served as an independent sales and marketing consultant to software and hardware manufacturers including: Attachmate, MicroHelp, Eicon Technologies, Penumbra, and smaller start-up manufacturers. From September 1994 until March 1995, he helped found MindShare Associates, an out-source marketing company for software and hardware manufacturers, where he served as a Vice President. From July 1993 until September 1994, he managed the retail channel marketing efforts for DCA in Alpharetta, GA. From August 1989 until July 1993, he served as a regional manager for Technology Advancement Corporation, an out-source marketing firm in Utah, where he established regional operations in the Southeast, Southern California, and London, England.

LESTER SIDEROPOULOS has served as Vice President of Sales since joining the Company is January 1999. Mr Sideropoulos has over 20 years experience in sales. Prior to joining the Company, Mr. Sideropoulos was Director of Business Technology at Constellation Technology, a developer of data acquisition systems from January 1998 to January 1999, Director of Sales for Oxford Instruments, a developer of nuclear detection systems from May 1993 to January 1998, and held various other product management and direct sales positions during his 20 year career.


There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates.


ITEM 10. EXECUTIVE COMPENSATION

The total compensation for the three fiscal years ended February 28, 1999, Steven Solomon, the Company's Chief Executive Officer; Richard Travis, the Company's Chief Operating and Financial Officer; Carl Banzhof, the Company's Chief Technology Officer; Bennett Klein, the Company's Vice President of Business Development; and Jack Doxey, the Company's Vice President of Marketing (the "Named Executive Officers"), is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended February 28, 1999.


                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------
                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                 ANNUAL COMPENSATION                    AWARDS
                                          ------------------------------------        ---------
                                                                        OTHER
                                                                        ANNUAL          SHARES       ALL OTHER
                               FISCAL     SALARY          BONUS      COMPENSATION     UNDERLYING   COMPENSATION
 NAME AND POSITION (S)          YEAR        ($)            ($)            ($)           OPTIONS         ($)
 -------------------------     ------     -------        -------        ------        ----------      ------
 Steve Solomon
    President, Chief             1999     150,538        120,500        11,400(1)              0(5)    9,975(1)
    Executive Officer            1998     135,000        104,000(1)     11,400(1)      2,000,000       8,342(1)
    and Asst. Sect'y             1997     120,000         66,496        11,400(1)              0       7,446(1)
 -------------------------     ------     -------        -------        ------        ----------      ------
 Richard Travis
    Chief Operating              1999     136,667         25,000        11,400(2)              0(5)    5,400
    and Financial                1998     130,000         10,000        11,400(2)      1,150,000      23,552(2)
    Officer and Sect'y           1997      29,791(2)           0         2,650(2)              0           0
 -------------------------     ------     -------        -------        ------        ----------      ------
 Carl Banzhof                    1999     115,000              0             0                 0       4,093
    Chief Technology             1998     100,625            500             0           100,000       3,552
    Officer                      1997     103,228          1,000             0                 0           0
 -------------------------     ------     -------        -------        ------        ----------      ------
 Bennett Klein
    Vice President of            1999     135,000         37,000(3)          0                 0      61,467(3)
    Business Development         1998      21,548(3)           0             0           300,000           0
 -------------------------     ------     -------        -------        ------        ----------      ------
 Jack Doxey
    Vice President of            1999      87,083         17,115             0                 0       3,693(4)
    Marketing                    1998      42,519(4)           0             0           200,000           0
 -------------------------     ------     -------        -------        ------        ----------      ------


(1) During fiscal 1998, in connection with a discharge of a certain indebtedness, Mr. Solomon forgave $79,000 in accrued compensation due him - see "Certain Relationships and Related Transactions." Mr. Solomon received a car allowance of $950 per month and health, life and disability insurance during each fiscal year.

(2) Mr. Travis received a car allowance of $950 per month for fiscal years 1997 (December through February 1997) 1998 and 1999 and health, life and disability insurance. In connection with Mr. Travis's employment agreement Mr. Travis can elect to receive Company stock in-lieu of certain stipulated raises based on the closing bid price of the Company's Common Stock as of such date. Mr. Travis elected this option during the fiscal year ended February 28, 1998, and in connection therewith received 70,000 shares of the Company's common stock (valued at $20,000). Mr. Travis started to work for the Company in December 1996.

(3) Mr. Klein started to work for the Company in January 1998. In connection with his employment agreement Mr. Klein received a relocation package of $56,542 and 100,000 shares of the Company's Common Stock as a sign-on bonus, valued at $37,000 as of the date of grant. Mr. Klein also receives, as part of his employment agreement, health, life and disability insurance.

(4) Mr. Doxey started to work for the Company in October 1997. Mr. Doxey left the employment of the Company from May 1998 until August 1998. Mr. Doxey also receives health, life and disability insurance as part of his employment with the Company.

(5) Excludes 1,650,000 and 30,000 shares granted during the year by How2HQ.com to Messrs. Solomon and Travis respectively.


OPTION GRANTS DURING 1999 FISCAL YEAR

The Company did not grant any stock options or stock appreciation rights to the Named Officers of the Company during the fiscal year ended February 28, 1999. The Company's subsidiary, How2HQ.com, granted the following stock options to the

Named Officers of the Company during the fiscal year. How2HQ.com did not issue any stock appreciation rights during the fiscal year ended February 28, 1999.


                           INDIVIDUAL GRANTS By HOW2HQ.COM
--------------------------------------------------------------
                               NUMBER OF         PERCENT OF
                               SECURITIES      TOTAL OPTIONS/
                               UNDERLYING       SARS GRANTED        EXERCISE OR
          NAME                OPTIONS/SARS      TO EMPLOYEES        BASE PRICE             EXPIRATION
                            GRANTED (#)(3)     IN FISCAL YEAR       ($ / SH)(3)               DATE
-------------------------- ------------------- --------------- ---------------------- ---------------------
Steven Solomon (1)             1,000,000           27.7                $ .10                    1/09
                                 650,000           18.0                $1.00                    1/09
-------------------------- ------------------- --------------- ---------------------- ---------------------
Richard Travis (2)                30,000            1.0                $1.00                    1/09
-------------------------- ------------------- --------------- ---------------------- ---------------------



(1) The How2HQ.com options disclosed in the table were granted as of January, 1999. Mr. Solomon exercised his options to purchase 1,000,000 shares on January 8, 1999 and 250,000 shares were exercised in July 1999. The exercise price associated with the options was financed by How2HQ.com. The notes are secured by the shares of How2HQ.com stock, bear interest at 5% per annum and are payable on or before January 2001. Mr. Solomon's remaining 400,000 options vest quarterly over two years.

(2) Mr. Travis's options vest annually over three years.

(3) Before giving effect to a four-for-one stock split effective in July 1999.



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


The following table describes, for each of the Named Officers, options exercised and the potential values for their unexercised in-the-money options at February 28, 1999 (the Company issued no SARs during the year):

                                                                      NUMBER OF
                                                                      SECURITIES                   VALUE OF
                                                                      UNDERLYING              UNEXERCISABLE IN-
                                                                      UNEXERCISED             THE-MONEY OPTIONS/
                                                                    OPTIONS/SARS AT             SARS AT FISCAL
                                                                    FISCAL YEAR END                YEAR END
                                                                          ($)                       ($)(2)
                                                                 ----------------------     ----------------------
                                 SHARES           VALUE
                               ACQUIRED ON       REALIZED             EXERCISABLE/              EXERCISABLE/
          NAME                 EXERCISE (#)       ($)(1)             UNEXERCISABLE              UNEXERCISABLE
 --------------------------     ---------        --------        ----------------------     ----------------------
 Steven  Solomon                3,175,000(3)     $873,750(3)                        0/0(4)                     0/0(4)
 --------------------------     ---------        --------        ----------------------     ----------------------
 Richard Travis                 1,100,000         363,750                           0/0(4)                     0/0(3)
 --------------------------     ---------        --------        ----------------------     ----------------------
 Carl Banzhof                           0               0                     100,000/0                  298,000/0
 --------------------------     ---------        --------        ----------------------     ----------------------
 Bennett Klein                          0               0               133,328/166,672            387,984/485,016
 --------------------------     ---------        --------        ----------------------     ----------------------
 Jack Doxey                             0               0                77,165/122,835            224,250/357,450
 --------------------------     ---------        --------        ----------------------     ----------------------

(1) Based on the market price at the date exercised less the exercise price payable for each share.

(2) Based on the fair market value of the Company's Common Stock at February 28, 1999 of per share less the exercise price payable for each share.

(3) Excludes options to purchase 1,000,000 shares of How2HQ.com granted to and exercised by Mr. Solomon during the fiscal year and 250,000 shares granted to and exercised by Mr. Solomon subsequent to the end of the fiscal year (prior to a four-for-one stock split effective in July 1999).

(4) Excludes How2HQ.com options to purchase 400,000 shares (400,000 unexercisable), and 30,000 shares (30,000 unexercisable), for Messrs. Solomon and Travis, respectively (prior to a four-for-one stock split effective in July
1999).


COMPENSATION OF DIRECTORS

The members of the Board of Directors do not receive cash compensation in connection with their service but are entitled to reimbursement for their expenses incurred in connection with attendance at meetings of the Board of Directors or committees.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with each of Messrs. Solomon, Travis and Klein. The annual base salaries being paid to Messrs. Solomon, Travis and Klein were $165,000 $140,000, and $135,000, respectively, as of February 28, 1999, and the employment agreements provide for periodic salary increases and bonuses. The employment agreements continue until February 2002, May 2002, and January 2001, respectively for Messrs. Solomon, Travis and Klein, and annually thereafter until terminated by either party. In addition, the employment agreements provide for severance benefits ranging from six months (for Mr. Klein) on the greater of (i) the remaining term of the contract, discounted at a rate of six percent, or (ii) 24 months of base salary (for Messrs. Solomon and Travis), in the event of termination without cause or constructive termination. Mr. Solomon has entered into an Employment Agreement with How2HQ.com effectively as of January 1, 1999, and Citadel ceased paying Mr. Solomon's salary effective as of July 1, 1999. The agreement with How2HQ.com is on similar terms as Mr. Solomon's agreement with Citadel.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of August 9, 1999 by (i) each person known to the Company to own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each of the directors, (iii) each executive officer named in the Summary Compensation Table (the "Named Officers") and (iv) all directors, Named Officers and other executive officers as a group. Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the stockholders set forth below assumes that shares of Common Stock that the stockholder may acquire within sixty days of August 9, 1999 are outstanding. Except as otherwise indicated, all shares are owned directly and the owner has the sole voting and investment power with respect thereto, and shares and options related to How2HQ.com give effect to a four-for-one stock split effective in July 1999.


                                                     NUMBER OF            APPROXIMATE
              NAME AND ADDRESS                 CITADEL SHARES OWNED     PERCENT OF CLASS
 ------------------------------------------    --------------------     ----------------
 Carl Banzhof
 3811 Turtle Creek Blvd., Suite 770
 Dallas,  Texas 75219                                   159,401(1)             .4%
 ------------------------------------------          ----------              ----
 Jack Doxey
 3811 Turtle Creek Blvd., Suite 600
 Dallas,  Texas 75219                                   105,545(2)             .2%
 ------------------------------------------          ----------              ----
 Gilbert Gertner
 1300 Post Oak Blvd., Suite 1985
 Houston,  Texas 77056                                2,345,500(3)            5.2%
 ------------------------------------------          ----------              ----
 Chris A. Economou
 150 North Federal Highway, Suite 210
 Fort Lauderdale, Florida 33301                         474,400(4)            1.1%
 ------------------------------------------          ----------              ----
 Icarus Investments I, Ltd.
 8144 Walnut Hill Lane, Suite 172
 Dallas,  Texas 75231                                 4,750,000(5)           10.5%
 ------------------------------------------          ----------              ----
 Kenneth Johnsen
 3811 Turtle Creek Blvd, Suite 600
 Dallas,  Texas 75719                                   155,000(6)             .4%
 ------------------------------------------          ----------              ----
 Victor Kiam, II
 RPI Corporation
 350 Fifth Avenue, Suite 5408
 New York,  New York 10018                              744,452(7)            1.7%
 ------------------------------------------          ----------              ----
 Bennett Klein
 3811 Turtle Creek Blvd., Suite 770
 Dallas,  Texas 75219                                   266,660(8)             .6%
 ------------------------------------------          ----------              ----
 Lawrence Lacerte
 13155 Noel Road - Suite 2200
 Dallas,  Texas 75225                                   100,000(9)             .2%
 ------------------------------------------          ----------              ----
 Metamor Worldwide, Inc.
 4400 Post Oak Parkway, Suite 1100
 Houston,  Texas 77027                                6,581,937(10)          13.9%
 ------------------------------------------          ----------              ----
 Thomas Oxley
 2727 South Ocean Blvd., Apt. 803
 Highland Beach,  Florida 33487                       2,000,000(11)           4.6%
 ------------------------------------------          ----------              ----
 Mark Rogers
 NFT Ventures, Inc.
 751 Laurel Street, No.19
 San Carlos,  California 94070                          401,500(12)            .9%
 ------------------------------------------          ----------              ----
 Michael Ruff
 Icarus Investments I, Ltd.
 8144 Walnut Hill Lane, Suite 172
 Dallas,  Texas 75231                                 4,895,000(5)           10.9%
 ------------------------------------------          ----------              ----
 Dr. Axel Sawallich
 Beatrixgasse 3
 A-1030 Vienna,  Austria                                137,144(13)            .3%
 ------------------------------------------          ----------              ----
 Steven Solomon
 3811 Turtle Creek Blvd., Suite 600
 Dallas,  Texas 75219                                 5,485,993(14)          12.7%
 ------------------------------------------          ----------              ----
 Richard Travis
 3811 Turtle Creek Blvd., Suite 770
 Dallas,  Texas 75219                                 1,244,000               2.9%
 ------------------------------------------          ----------              ----
 All officers and directors
 As a group (12 persons):                            14,169,095(15)          31.2%
 ------------------------------------------          ----------              ----


(1) Includes 100,000 shares presently issuable pursuant to options to purchase Common Stock and 2,000 shares owned by his spouse.

(2) Includes 45,045 shares presently issuable pursuant to options to purchase Common Stock. Excludes 26,667 shares issuable upon exercise of outstanding How2HQ.com options that are exercisable within 60 days after August 11, 1999.

(3) Includes 1,462,500 shares presently issuable pursuant to options to purchase Common Stock held by Mr. Gertner.

(4) Excludes 100,000 shares of How2HQ owned by Mr. Economou and 125,000 shares issuable upon exercise of outstanding How2HQ options that are exercisable within 60 days of August 11, 1999.

(5) Includes 1,750,000 shares presently issuable pursuant to warrants to purchase Common Stock owned by Icarus Investments I, Ltd. ("Icarus"). Based solely on the 13G/A (Amendment No. 1) filed with the Securities and Exchange Commission ("SEC") on July 10, 1998 with respect to the Company's Common Stock owned by Icarus. According to the 13G/A (Amendment No. 1), Icarus may be deemed to own beneficially 3,000,000 shares of Common Stock, acquired for investment purposes. Mr. Ruff's shares include the Icarus shares and shares owned by Mr. Ruff, individually. Mr. Ruff's and Icarus's shares both exclude 2,000,000 shares of How2HQ.com presently owned by Icarus and 850,000 shares issuable upon exercise of outstanding How2HQ options that are exercisable within 60 days of August 11, 1999.

(6) Includes 5,000 shares owned by his spouse. Excludes 2,000,000 shares of How2HQ presently owned and 500,000 shares issuable upon exercise of outstanding How2HQ options that are exercisable within 60 days of August 11, 1999.


(7) Includes 250,000 shares held by RPI, Inc., a company owned and controlled by Mr. Kiam. Excludes 116,667 shares issuable upon exercise of outstanding How2HQ.com options that are exercisable within 60 days of August 11, 1999.

(8) Includes 166,660 shares presently issuable pursuant to options to purchase Common Stock.

(9) Excludes 2,400,000 shares of How2HQ.com presently owned and 335,000 shares issuable upon exercise of outstanding How2HQ options that are exercisable within 60 days of August 11, 1999.


(10) Includes 2,000,000 shares presently issuable pursuant to warrants to purchase Common Stock.

(11) Based solely on information contained in the Schedule 13G/A (Amendment No.
3) filed with the Securities and Exchange Commission ("SEC") on July 10, 1998 with respect to the Company's Common Stock owned by Mr. Oxley. According to the
Schedule 13G/A (Amendment No. 3), Mr. Oxley may be deemed to own beneficially 2,000,000 shares of Common Stock, acquired solely for investment purposes. Mr. Oxley has sole voting and dispositive power as to all such shares. Excludes 800,000 shares of How2HQ.com presently owned by Mr. Oxley.

(12) Excludes 100,000 shares of How2HQ.com presently owned and 125,000 shares issuable upon exercise of outstanding How2HQ.com options that are exercisable within 60 days of August 11, 1999.

(13) Includes 12,144 shares held by Dr. Sawallich as trustee, over which he has voting and dispositive power.

(14) Excludes 5,000,000 shares of How2HQ.com presently owned by Mr. Solomon and 200,000 shares issuable upon exercise of outstanding How2HQ.com options that are exercisable within 60 days of August 11, 1999.

(15) Includes shares presently issuable pursuant to presently exercisable options or warrants held by Messrs. Banzhof, Klein, Ruff, Doxey, and/or their affiliates. Excludes 11,600,000 shares and 2,278,334 options exercisable within 60 days of August 11, 1999 related to How2HQ.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year 1999, the Company advanced funds to Mr. Solomon in the amount of approximately $780,000 during the third quarter and $745,000 during the fourth quarter. Both advances were evidenced by unsecured promissory notes bearing interest at 5%. The entire balance with the exception of $145,000 was repaid prior to the end of the fiscal year. The remaining balance was paid as of April 30, 1999.

The Company contracted with Metamor Software Solutions, division of Metamor Worldwide, Inc. (formerly CORESTAFF, Inc.) to provide various development services for the Company. The Company incurred approximately $600,000 and $115,000 in expenses related to these services during the fiscal years ended February 28, 1999 and 1998. Mr. Johnsen, one of the Company's directors, was the executive vice president of Metamor during this time period, and Mr. Pierce, a director of the Company, was Chief Financial Officer of Metamor during that time. In June 1999, Mr. Johnsen joined How2HQ.com as president and chief operating officer. In connection therewith, Mr. Johnsen was granted options to purchase 950,000 shares of How2HQ.com (500,000 was granted with an exercise price of $.10 per share and was immediately vested and the remaining balance has an exercise price of $1.00 per share and vest over two years) (prior to the four-for-one stock split effective July 1999).

During the fiscal year ended February 28, 1999, the Company and How2HQ.com incurred legal fees in the amount of approximately $140,000 to Wood, Exall & Bonnet, L.L.P. In fiscal 1998, the Company incurred approximately $70,000 in legal fees to such firm. David Wood, a partner of such firm, is the brother-in-law of Steven Solomon. Mr. Wood owns 200,000 shares of Citadel common stock. Mr. Wood also serves as general counsel of How2HQ.com and was granted options to purchase 200,000 shares of How2HQ.com with an exercise price of $1.00 per share, which vest over two years (before giving effect to the four-for-one stock split effective July 1999).

In connection with a $1,125,000 8% redeemable convertible note offering dated June 9, 1997, the Company's former chairman pledged stock of a company controlled by him to secure the repayment of up to $500,000 of this indebtedness. In connection with this pledge, the Company paid Mr. Gertner a fee of $25,000. On February 15, 1998 the Company restructured this indebtedness and in connection therewith Mr. Gertner's collateral was released.

In April 1997, the Company entered into an Asset Sale Agreement with Gilbert Gertner and George Sharp, two of the Company's directors at the time (the "Purchasers"). At the date of the agreement, the Purchasers owned approximately 31% of the Company's outstanding Common Stock. The Company sold to the Purchasers $3,750,000 of trade accounts receivable and forgave indebtedness owed by the Purchasers to the Company in the amount of $155,000 ($72,000 related to the discharge of joint venture indebtedness discussed below). The carrying value of the receivables at February 28, 1997, net of allowance, was $1,992,000. Pursuant to the participation interest retained by the Company, Citadel will retain a profits participation interest in the Assets in the event the Purchasers collect in excess of $2,250,000 of the accounts receivable (after expenses of collection), in which case the Purchasers shall pay to Citadel 50% of such amounts collected in excess of $2,250,000. Consideration received from the Purchasers included 3,900,000 shares of the Company's Common Stock, with a market value of approximately $2,750,000, as of the date of the transaction (for accounting purposes, the stock was valued at approximately $2,147,500). The shares acquired represented approximately 23% of the Company's then issued and outstanding shares and are deemed treasury shares. As of the Record Date, the Company had not canceled the shares from the Purchasers because the certificates had been lost by the Purchasers, who have submitted lost stock affidavits to the Company's transfer agent but have not paid the indemnity bond to effect the cancellation. The transaction resulted in no gain or loss to the Company.

In November 1996, the Company made a one-year, $625,000, 8% loan to GGS Investment Company ("GGS"), a joint venture owned by Mr. Gertner, Mr. George Sharp, and Mr. Solomon, who were directors and owned an aggregate of approximately 6,800,000 shares of the Company's outstanding Common Stock at that time. The purpose of the joint venture was to invest in securities for short-term profits. The loan agreement provided that interest would be waived for the first six months in consideration of 100% of the net profits, during that period, being paid to the Company. The loan was guaranteed by each of the officers, and the guaranty was secured by a pledge of 754,000 shares of the Company's Common Stock, valued at approximately $1,282,000 as of the date of the transaction.

The joint venture was not profitable, and the loan was discharged in April 1997 in the following manner: Mr. Solomon forgave $79,000 of accrued compensation due him, Mr. Gertner assumed debt of approximately $275,000 (including accrued interest) due to a company controlled by Mr. Gertner, Mr. Sharp received a credit against the loan of $200,000 as consideration for agreeing to terminate his noncancellable employment contract, and approximately $72,000 was forgiven in connection with the Asset Sale Agreement discussed above.

At various times during the year ended February 28, 1998, Messrs. Solomon and Travis advanced funds to the Company to fund various short-term obligations of the Company.

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

3.13 Certificate of Designations of Series E Preferred Stock (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8 filed May 20, 1998, File No. 333-53131).

10.1 Employment Agreement dated July 15, 1997, by and between Citadel Computer Systems Incorporated and Steven Solomon (incorporated by reference to Exhibit
10.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.2 Employment Agreement dated January 1998, by and between Citadel Computer Systems Incorporated and Bennett Klein (incorporated by reference to Exhibit
10.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.3 Employment Agreement dated May 1, 1997, by and between Citadel Computer Systems Incorporated and Richard L. Travis, Jr. (incorporated by reference to
Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

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

10.12 Series D Preferred Stock Purchase Agreement between Citadel and METAMOR WORLDWIDE, Inc., dated May 15, 1998 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.13 Stock Purchase Agreement between Citadel and Precision Capital Limited Partnership I, dated April 30, 1998 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.14 Stock Purchase Agreement between Citadel and Icarus Investments I, Ltd., dated May 27, 1998 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.15* Stock Purchase Agreement, dated March 11, 1999, among How2HQ.com, inc., 2-Lane Media, Inc., and the shareholders of 2-Lane Media, Inc.

10.16 Stock Purchase Agreement, dated May 20, 1999, among How2HQ.com, inc., Forward Communications, Inc., FCS Services Inc., and the shareholders of Forward Communications, Inc. and FCS Services Inc. (incorporated by reference to exhibit
2.1 to the Company's Current Report on Form 8-K filed June 3, 1999).

10.17 Agreement and Plan of Reorganization, dated May 20, 1999, among How2HQ.com, inc., Forward Freight, Inc., and the shareholders of Forward Freight Inc. (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed June 3, 1999).

*21 Subsidiaries of the Company.

*23.1 Consent of Grant Thornton LLP.

*27 Financial Data Schedule.

---------------------------------
* Filed herewith.


REPORTS ON FORM 8-K

The Company filed no Current Reports on Form 8-K for the fourth quarter of the fiscal year ended February 28, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL TECHNOLOGY, INC.

/s/ STEVEN B. SOLOMON
----------------------------------------------
Steven B. Solomon
President and Chief Executive Officer

Dated:    August 10, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Title                                                 Date
--------------                                                 ----

/s/ VICTOR K. KIAM, II                                     August 10, 1999
----------------------------------------------------
Victor K. Kiam, II
Chairman of the Board of Directors


/s/ STEVEN B. SOLOMON                                      August 10, 1999
----------------------------------------------------
Steven B. Solomon
President, Chief Executive Officer, Secretary and
Director (Principal Executive Officer)

/s/ RICHARD L. TRAVIS, JR.                                 August 10, 1999
----------------------------------------------------
Richard L. Travis, Jr.
Chief Financial Officer and Chief Operating Officer
(Principal Accounting Officer)

/s/ LARRY LACERTE                                          August 10, 1999
----------------------------------------------------
Larry Lacerte
Director

/s/ MICHAEL RUFF                                           August 10, 1999
----------------------------------------------------
Michael Ruff
Director

/s/ MARK ROGERS                                            August 6, 1999
----------------------------------------------------
Mark Rogers
Director

/s/ CHRIS A. ECONOMOU                                      August 10, 1999
----------------------------------------------------
Chris A. Economou
Director

                                                           August __, 1999
----------------------------------------------------
Dr. Axel Sawallich
Director

/s/ KEN JOHNSEN                                            August 10, 1999
----------------------------------------------------
Ken Johnsen
Director

                                                           August __, 1999
----------------------------------------------------
Edward L. Pierce
Director

                         INDEX TO FINANCIAL STATEMENTS

Report to Independent Certified Public Accountants..........................F-2

Consolidated Balance Sheets as of February 28, 1999 and 1998................F-3

Consolidated Statements of Operations for the years ended
  February 28, 1999 and 1998................................................F-5

Consolidated Statement of Stockholders' Equity (Deficit)
  for the years ended February 28, 1999 and 1998............................F-6

Consolidated Statements of Cash Flows for the years ended
  February 28, 1999 and 1998................................................F-8

Notes to Consolidated Financial Statements..................................F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Citadel Technology, Inc.


We have audited the accompanying consolidated balance sheets of Citadel Technology, Inc. as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citadel Technology, Inc. as of February 28, 1999 and 1998, and the consolidated results of its operations and its consolidated cash flows for each of the years then ended, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
June 11, 1999

                            CITADEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS







                                                                              February 28,
                                                                    -----------------------------
                 ASSETS                                                 1999            1998
                                                                    -------------   -------------

CURRENT ASSETS
    Cash and cash equivalents                                       $   3,386,369   $       8,555
    Accounts receivable-trade, less allowance for returns and
       doubtful accounts of $1,208,000 and $681,000                       466,288         435,615
    Receivables from sale of common stock of subsidiary                 6,042,000              --
    Notes receivable from related parties                                 478,933         376,487
    Inventory                                                             148,676          57,513
    Prepaid expenses                                                      208,223          71,980
                                                                    -------------   -------------

                 Total current assets                                  10,730,489         950,150

PROPERTY AND EQUIPMENT, NET                                               386,901         387,923

PURCHASED SOFTWARE, net of accumulated
    amortization of $2,718,486 and $1,788,000                           1,394,706       3,462,879

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
    net of accumulated amortization of $577,000 and $150,000            1,181,052       1,011,432

OTHER ASSETS                                                              448,372         350,650
                                                                    -------------   -------------

                                                                    $  14,141,520   $   6,163,034
                                                                    =============   =============

                            CITADEL TECHNOLOGY, INC.


                                                                                    February 28,
                                                                           ----------------------------------
    LIABILITIES AND STOCKHOLDERS' EQUITY                                        1999                1998
                                                                           ---------------    ---------------
CURRENT LIABILITIES
    Cash overdraft                                                         $            --    $        10,249
    Current maturities of long-term debt                                           311,812          1,270,565
    Notes payable                                                                  347,424            842,174
    Accounts payable and accrued expenses                                        2,247,600          2,274,141
                                                                           ---------------    ---------------

          Total current liabilities                                              2,906,836          4,397,129

OTHER LIABILITIES
    Debt, less current maturities                                                       --            478,044
    Minority interest in consolidated subsidiary                                 2,742,432                 --
                                                                           ---------------    ---------------

          Total liabilities                                                      5,649,268          4,875,173

COMMITMENTS AND CONTINGENCIES                                                           --                 --

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value per share; authorized,
       60,000,000 shares; issued and outstanding, 43,259,274
       shares in 1999 and 25,881,327 shares in 1998                                432,592            258,813
    Preferred stock, $.01 par value per share; authorized, 1,000,000 shares; issued and outstanding
          Series B convertible, 50 shares (liquidation value,
                $50,000)                                                                 1                  1
          Series C convertible,  5,000 shares in 1998 (liquidation
               value, $500,000)                                                         --                 50
          Series D convertible, 2,000 shares in 1999 (liquidation
               value, $2,000,000)                                                       20                 --
    Equity notes                                                                   150,000            944,000
    Additional paid-in capital                                                  32,985,018         16,058,442
    Accumulated deficit                                                        (20,641,875)       (13,473,206)
    Treasury stock, at cost (4,164,613 common shares)                           (2,500,239)        (2,500,239)
    Notes receivable for the exercise of stock options
       Officers and directors                                                   (1,857,577)                --
       Others                                                                      (75,688)                --
                                                                           ---------------    ---------------

          Total stockholders' equity                                             8,492,252          1,287,861
                                                                           ---------------    ---------------

                                                                           $    14,141,520    $     6,163,034
                                                                           ===============    ===============



        The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                               Years ended February 28,
                                                             ----------------------------
                                                                 1999             1998
                                                             ------------    ------------

NET SALES                                                    $  4,439,608    $  1,613,326

COST OF SALES, EXCLUDING DEPRECIATION AND AMORTIZATION            190,461          78,429
                                                             ------------    ------------

                 Gross profit                                   4,249,147       1,534,897

OPERATING EXPENSES
    Selling, general and administrative expenses                5,817,188       3,056,408
    Provision for uncollectible receivables                     1,231,092         368,897
    Depreciation and amortization                               1,569,519       1,270,708
    Research and development expense                              485,275         161,010
    Write-off of capitalized software costs                     1,422,697              --
                                                             ------------    ------------
                                                               10,525,771       4,857,023


                 Operating loss                                (6,276,624)     (3,322,126)

OTHER INCOME (EXPENSE)
    Interest expense                                             (141,806)       (128,929)
    Loss on sales of marketable securities                             --        (199,672)
    Litigation settlement expense                                (822,000)             --
    Other                                                          30,932         128,017
                                                             ------------    ------------
                                                                 (932,874)       (200,584)

                 Loss before extraordinary item                (7,209,498)     (3,522,710)

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                          459,592              --
                                                             ------------    ------------

                 Net loss                                      (6,749,906)     (3,522,710)

Preferred stock dividend requirement                             (128,956)        (14,557)
                                                             ------------    ------------

Net loss allocable to common stockholders                    $ (6,878,862)   $ (3,537,267)
                                                             ============    ============

Loss per share-basic and diluted
    Loss before extraordinary item                           $      (0.26)   $      (0.21)
    Extraordinary item                                               0.01              --
                                                             ------------    ------------

       Net loss                                              $      (0.25)   $      (0.21)
                                                             ============    ============

Weighted average shares outstanding                            27,807,748      16,801,818
                                                             ============    ============


        The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                              Common stock                                             Additional
                                      ----------------------------     Preferred        Equity          paid-in
                                         Shares          Amount          stock           notes          capital
                                      ------------    ------------    ------------    ------------   ------------

Balance at March 1, 1997                16,501,980    $    165,020   $          5    $    300,000    $ 13,370,627

Exercise of stock options
   and warrants                          1,258,100          12,581             --              --         376,197

Sale of equity notes, net of
    issuance costs of $182,244                  --              --             --       1,625,000        (182,244)

Sale of Series C preferred stock -
   5,000 shares, net of
   issuance costs of $78,835                    --              --             50              --         421,115

Conversions to common stock
   Debt, net of unamortized
       debt issuance costs of
       $38,667                           2,964,093          29,641             --              --         871,685
   Series B preferred stock
       and equity notes                  2,285,257          22,852             (4)       (481,000)        458,152

Redemption of equity notes                      --              --             --        (500,000)       (100,000)

Payment of dividends on
   equity notes                            275,897           2,759             --              --          93,670

Common stock issued for
   services                                 96,000             960             --              --          24,240

Sale of common stock                     2,500,000          25,000             --              --         725,000

Purchase of treasury stock-
   3,900,000 shares                             --              --             --              --              --

Comprehensive income (loss)
   Change in unrealized
       loss  on securities
       available for sale                       --              --             --              --              --

   Net loss                                     --              --             --              --
           Total
                                      ------------    ------------    ------------    ------------   ------------

Balance at February 28, 1998            25,881,327         258,813             51         944,000      16,058,442




                                                      Accumulated
                                                         other
                                        Accumulated   comprehensive     Treasury         Notes
                                         deficit         income          stock         receivable        Total
                                      ------------    ------------    ------------    ------------   ------------

Balance at March 1, 1997              $ (9,854,067)   $   (355,772)   $   (353,590)   $         --   $  3,272,223

Exercise of stock options
   and warrants                                 --              --              --              --        388,778

Sale of equity notes, net of
    issuance costs of $182,244                  --              --              --              --      1,442,756

Sale of preferred stock -
   5,000 shares, net of
    issuance costs of $78,835                   --              --              --              --        421,165

Conversions to common stock
   Debt, net of unamortized
       debt issuance costs of
       $38,667                                  --              --              --              --        901,326
   Preferred stock and
       equity notes                             --              --              --              --             --

Redemption of equity notes                      --              --              --              --       (600,000)

Payment of dividends on
   equity notes                            (96,429)             --              --              --             --

Common stock issued for
   services                                     --              --              --              --         25,200

Sale of common stock                            --              --              --              --        750,000

Purchase of treasury stock-
   3,900,000 shares                             --              --      (2,146,649)             --     (2,146,649)

Comprehensive income (loss)
   Change in unrealized
       loss  on securities
       available for sale                       --         355,772              --              --        355,772

   Net loss                             (3,522,710)             --              --              --     (3,522,710)
                                                                                                     ------------
           Total                                --              --              --              --     (3,166,938)
                                      ------------    ------------    ------------    ------------   ------------

Balance at February 28, 1998           (13,473,206)             --      (2,500,239)             --      1,287,861

                            CITADEL TECHNOLOGY, INC.

                                          Common stock                                          Additional
                                 ---------------------------    Preferred         Equity         paid-in
                                    Shares         Amount         stock           notes          capital
                                 ------------   ------------   ------------    ------------    ------------
Exercise of stock options
   and warrants                    10,943,099   $    109,431   $         --    $         --    $  3,760,738

Sale of preferred stock -
   2,000 shares of Series D
   and 5,000 shares of
   Series E                                --             --             70              --       2,253,572

Conversion of debt to 253
   shares of Series D
   preferred stock                         --             --              3              --         252,997

Conversions to common stock
   Debt                             1,254,766         12,548             --              --         831,535
   Equity notes and preferred
   stock - 5,000 shares of
   Series C and 253 shares
   of Series D                      1,735,082         17,350            (53)       (794,000)      1,190,466

Redemption of Series E
   preferred stock - 5,000
   shares                                  --             --            (50)             --        (562,450)

Stock options and common
   stock granted as payment
   of liabilities                     445,000          4,450             --              --         345,150

Sale of common stock,
   net of issuance costs
   of $268,855                      3,000,000         30,000             --              --       3,705,000

Stock options granted as
   consideration for
   assumption of debt by
   stockholder                             --             --             --              --         500,000

Equity in sales of common
   stock by subsidiary                     --             --             --              --       4,649,568

Net loss                                   --             --             --              --              --
                                 ------------   ------------   ------------    ------------    ------------

Balances at February 28, 1999      43,259,274   $    432,592   $         21    $    150,000    $ 32,985,018
                                 ============   ============   ============    ============    ============


                                                  Accumulated
                                                    other
                                  Accumulated    comprehensive    Treasury         Notes
                                    deficit         income         stock        receivable          Total
                                 ------------    ------------   ------------    ------------    ------------
Exercise of stock options
   and warrants                  $         --    $         --   $         --    $ (1,933,265)   $  1,936,904

Sale of preferred stock -
   2,000 shares of Series D
   and 5,000 shares
   of Series E                             --              --             --              --       2,253,642

Conversion of debt to 253
   shares of Series D
   preferred stock                         --             --              --              --         253,000

Conversions to common stock
   Debt                                    --              --             --              --         844,083
   Equity notes and preferred
   stock - 5,000 shares of
   Series C and 253 shares
   of Series D                       (413,763)             --             --              --              --

Redemption of Series E
   preferred stock - 5,000
   shares                              (5,000)             --             --              --        (567,500)

Stock options and common
   stock granted as payment
   of liabilities                          --              --             --              --         349,600

Sale of common stock,
   net of issuance costs
   of $268,855                             --              --             --              --       3,735,000

Stock options granted as
   consideration for
   assumption of debt by
   stockholder                             --              --             --              --         500,000

Equity in sales of common
   stock by subsidiary                     --              --             --              --       4,649,568

Net loss                           (6,749,906)             --             --              --      (6,749,906)
                                 ------------    ------------   ------------    ------------    ------------

Balances at February 28, 1999    $(20,641,875)   $         --   $ (2,500,239)   $ (1,933,265)   $  8,492,252
                                 ============    ============   ============    ============    ============

         The accompanying notes are an integral part of this statement.

                            CITADEL TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years ended February 28,
                                                                           --------------------------
                                                                               1999           1998
                                                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                               $(6,749,906)   $(3,522,710)
    Adjustments to reconcile net loss to net cash used
       by operating activities
          Depreciation and amortization                                      1,569,519      1,270,708
          Common stock and options issued as payment of expenses               349,600         25,200
          Loss on sale of securities                                                --        199,672
          Write-down of software development costs                           1,422,697             --
          Extraordinary item                                                  (459,592)            --
          Provision for losses on accounts receivable
              and sales returns                                              1,231,092        368,897
          Other                                                                 49,054             --
    Changes in operating assets and liabilities
       Accounts receivable                                                  (1,261,765)      (280,803)
       Notes receivable                                                       (102,446)      (131,487)
       Prepaid expenses                                                       (136,243)       (44,887)
       Inventory                                                               (91,163)       (27,500)
       Software development costs                                             (895,546)      (568,963)
       Cash overdraft                                                          (10,249)      (157,007)
       Accounts payable and accrued expenses                                   (26,541)       294,984
       Other assets                                                            (97,722)       (87,430)
                                                                           -----------    -----------

                 NET CASH USED IN OPERATING ACTIVITIES                      (5,209,211)    (2,661,326)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                      (197,095)      (160,880)
    Proceeds from sale of securities                                                --        156,100
                                                                           -----------    -----------

                 NET CASH USED IN INVESTING ACTIVITIES                        (197,095)        (4,780)

                            CITADEL TECHNOLOGY, INC.

                                                                       Years ended February 28,
                                                                    ----------------------------
                                                                        1999             1998
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable                                       $   (355,167)   $   (628,441)
    Proceeds from notes payable                                          471,900         514,528
    Proceeds from long-term debt                                              --         489,865
    Repayments on long-term debt                                         (40,659)       (119,090)
    Proceeds from sale of preferred stock                              2,253,642         421,165
    Proceeds from sale of equity notes                                        --       1,442,756
    Proceeds from sale of common stock                                 5,821,904       1,138,778
    Proceeds from sale of subsidiary stock                             1,200,000              --
    Redemption of equity notes                                                --        (600,000)
    Redemption of preferred stock                                       (567,500)             --
                                                                    ------------    ------------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES             8,784,120       2,659,561
                                                                    ------------    ------------

Net increase (decrease) in cash                                        3,377,814          (6,545)

Cash at beginning of the year                                              8,555          15,100
                                                                    ------------    ------------

Cash at end of the year                                             $  3,386,369    $      8,555
                                                                    ============    ============


        The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           February 28, 1999 and 1998




NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business

    The Company develops, markets and supports security and administration products for both computer network and desktop personal computers. The Company licenses the products through resellers, and directly to end-users, in North America, Europe and Asia Pacific. The Company also licenses its products for initial licensing fees to original equipment manufacturers ("OEM's") and receives ongoing royalties from OEMs' product sales. In January 1999, the Company incorporated How2HQ.com, inc., which was a 63% owned subsidiary at February 28, 1999. How2HQ.com, inc. had not begun operations at February 28, 1999. See Note L.

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

    Principles of Consolidation

    The consolidated financial statements include the accounts of Citadel Technology, Inc. (Citadel) and its majority-owned subsidiaries (collectively, "the Company"). All material intercompany accounts and transactions have been eliminated.

    Cash and Cash Equivalents

    Cash and cash equivalents include cash in banks and all highly liquid investments with initial maturities of three months or less.

    Revenue Recognition

    The Company recognizes revenues when a customer's purchase order has been received, the software has been shipped (or electronically delivered), the remaining obligations are insignificant and the collection of the resulting receivables is probable.

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

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998






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

    Software Costs

    Purchased software is recorded at cost and is amortized by the greater of the revenue method or the straight-line method over four to seven years.

    The Company capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are expensed as research and development costs. Research and development expense totaled $485,275 and $161,010 in 1999 and 1998, respectively. Capitalized costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from three to five years. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the net book value is in excess of net realizable value. Amortization expense was $1,371,402 and $1,083,479 in fiscal 1999 and 1998, respectively.

    During fiscal 1999, software costs were written down by $1,422,697. It is reasonably possible that future events could cause a reduction in the amortization period of software costs, or additional write downs may be required.

    Stock-Based Compensation

    The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (Opinion No. 25) and the related interpretations. The pro forma information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123) is disclosed in Note F.

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

    Fair Value of Financial Instruments

    The Company's financial instruments consist of cash and cash equivalents, marketable securities, notes receivable and debt instruments. Carrying values approximate fair value because of their short-term maturities.

    Net Income (Loss) Per Common Share

    The Company computes basic income (loss) per common share based on the weighted average number of common shares outstanding. Income (loss) per common share - diluted is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options, warrants and shares issuable upon conversion of debt, had been issued; income is adjusted for interest on the convertible debt. Per share data - diluted has not been presented because the effect of potential common shares is antidilutive.

    Securities and Exchange Commission Matters

    The Company has received requests from the staff of the Securities and Exchange Commission for additional information regarding the accounting for certain of its acquisitions, including questions relating to the write-off of associated in-process research and development costs, and certain other matters. While the Company has responded to these requests, the Company cannot determine at this time the effect, if any, that the outcome of this matter will have on its reported financial position or results of operations. It is possible that annual and quarterly financial statements for fiscal 1998 and 1999 will need to be restated.

NOTE B - PROPERTY AND EQUIPMENT

    Major classes of property and equipment and their estimated useful lives are as follows:


                                                         February 28,
                                                 ----------------------------
                                      Lives          1999            1998
                                  -------------  ------------    ------------

Furniture                           5-10 years   $    138,770    $     82,978
Office equipment                     3-7 years         82,712          74,339
Leasehold improvements              Lease term         68,672          62,184
Computer equipment                   3-7 years        606,798         480,671
                                                 ------------    ------------
                                                      896,952         700,172
  Less accumulated depreciation                      (510,051)       (312,249)
                                                 ------------    ------------

Net property and equipment                       $    386,901    $    387,923
                                                 ============    ============

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998



NOTE C - NOTES PAYABLE

    Notes payable consist of the following:


                                                                                    February 28,
                                                                           ---------------------------
                                                                               1999           1998
                                                                           ------------   ------------

Unsecured notes payable to individuals, including $80,000 in 1998 to related parties, due at various dates in 1999 and 1998, bearing interest at rates ranging from 0% to 10%; weighted average
   interest rate is approximately 6.1% (1)                                 $    192,500   $    652,500

Note payable to bank, bearing interest at 11.50%                                     --        102,340

Note payable to banks, bearing interest at 7.35% to 7.45%                       120,833             --

Other notes payable                                                              34,091         87,334
                                                                           ------------   ------------

                                                                           $    347,424   $    842,174
                                                                           ============   ============

(1) Certain of these notes have warrants to purchase common stock. The total number of warrants issued was 509,375 with an exercise price ranging from $0.32 to $0.89 per share. A note for $400,000 was converted into common stock, at $1.075 per share during the year ended February 28, 1999.


NOTE D - LONG-TERM DEBT


                                                                                February 28,
                                                                        ---------------------------
                                                                            1999          1998
                                                                        ------------   ------------

Redeemable convertible notes, interest at 5% payable in common
   stock, due in March 2000 (1)                                         $         --   $    330,000

Note payable to Xerox Corporation, non-interest bearing, due
   September 1998, interest imputed at 10% (net of discount )                200,000        995,918

Note payable to a bank, payable in monthly installments with interest
   at 9.75%, through January 2000                                            111,812        162,781

Note payable to an individual, non-interest-bearing, payable by an
   initial payment of $25,000, and monthly payments of $10,000                    --        259,910
                                                                        ------------   ------------
                                                                             311,812      1,748,609
Less current maturities                                                      311,812      1,270,565
                                                                        ------------   ------------

                                                                        $         --   $    478,044
                                                                        ============   ============

     (1) These notes were converted into common stock at $.82 per share during the year ended February 28, 1999.

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998


NOTE E - INCOME TAXES

     Following is a reconciliation of the Company's income tax provision with the amount of tax computed at the statutory rate:


                                           Years ended February 28,
                                       ----------------------------------
                                            1999                1998
                                       ---------------    ---------------
  Tax benefit at statutory rate        $     2,295,000    $     1,159,000
  Change in valuation allowance             (2,228,000)        (1,136,000)
  Other                                        (67,000)           (23,000)
                                       ---------------    ---------------

                                       $            --    $            --
                                       ===============    ===============

    Significant components of deferred income tax assets and liabilities are as follows:


                                                     February 28,
                                           ----------------------------------
                                                 1999                1998
                                           ---------------    ---------------

Deferred tax assets
   Net operating loss carryovers           $     6,044,000    $     3,933,000
   Accounts receivable                             410,000            232,000
   Property and equipment                               --             32,000
   Accounts payable and accrued expenses                --             26,000
   Other                                                --              3,000
                                           ---------------    ---------------
                                                 6,454,000          4,226,000
Valuation allowance                             (6,454,000)        (4,226,000)
                                           ---------------    ---------------

       Net deferred tax asset              $            --    $            --
                                           ===============    ===============

    The Company has net operating loss carryovers of approximately $17,500,000 at February 28, 1999. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income through 2013.

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998


NOTE F - STOCKHOLDERS' EQUITY

    Preferred Stock

    The Company's outstanding Series B preferred stock is convertible into shares of common stock at 83% of the average market price of the common stock for the five days preceding conversion. Each share of Series B preferred stock has a conversion value of $1,000. Dividends accrue at 5%.

    The Series C preferred stock was converted into common stock, at various prices ranging from $.31 to $.75 per share, during the year ended February 28, 1999.

    The Series D preferred stock is convertible into shares of common stock at $1.075 per share. Dividends accrue at 11%. Dividends in arrears, related to these shares, were approximately $174,000 at February 28, 1999.

    During fiscal 1999, the Company issued and redeemed 5,000 shares of Series E convertible preferred stock for $452,920 and $567,500, respectively.

    Dividends on all series of preferred stock are payable in cash or common stock at the option of the Company.

    Equity Notes

    The Company has issued equity notes which are unsecured and are convertible into common stock at 80% of the average market price of the common stock and are payable at maturity only in common stock. Interest at 8% is payable only in common stock. At February 28, 1999, all but $150,000 of the notes had been converted. The outstanding balance of unconverted notes is classified on the balance sheet as a component of stockholders' equity. Subsequent to February 28, 1999, the remaining balance of the notes were converted into approximately 533,850 shares of common stock.

    Common Stock

    See Note L regarding potential obligation to issue common shares in connection with acquisitions.

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998


NOTE F - STOCKHOLDERS' EQUITY - CONTINUED

    Stock Options and Warrants

    The Company has issued stock options to directors, employees, and others. Options are granted at no less than fair value at date of grant, as determined by the board of directors. Generally, the options vest over no more than three years. Following is a summary of option transactions for the periods beginning March 1, 1997:


                                                                              Weighted
                                                                               average
                                                                              exercise
                                                             Shares             price
                                                        ---------------    ---------------

Outstanding at March 1, 1997                                  5,922,685    $          1.86
Granted                                                       8,611,000               0.33
Exercised                                                      (800,000)              0.28
Expired or canceled                                          (3,936,935)              2.53
                                                        ---------------    ---------------

Outstanding at February 28, 1998                              9,796,750    $          0.41

Granted                                                       1,804,088               0.82
Exercised                                                    (8,124,181)              0.32
Expired or cancelled                                           (514,500)              1.31
                                                        ---------------    ---------------

Outstanding at February 28, 1999                              2,962,157    $          0.55
                                                        ===============    ===============

Exercisable at February 28, 1998                              7,786,750    $          0.44
Exercisable at February 29, 1999                              1,163,170    $          0.63

Weighted-average fair value of options granted during the year ended February 28, 1998 - $0.18

Weighted-average fair value of options granted during the year ended February 28, 1999 - $0.73



    In July 1997, following a significant decline in the market price of the Company's common stock, the terms of options covering 3,375,000 shares with exercise prices ranging from $.89 to $7.00 per share (weighted average of $2.34 per share) were revised in order to encourage the option holders to increase their investments in the Company at a time when additional funds were needed in connection with the operations and growth of the Company's business and to enhance the Company's ability to retain the services of such individuals by reducing the exercise price of the options closer to the then-current market levels. The exercise price was reduced to $.25 per share for employees and $.40 per share for directors. These options have been reflected as cancelled and granted in the above summary of option transactions. In January 1999, the vesting date on 1,125,000 stock options held by certain officers was accelerated. The options were exercised in exchange for collateralized notes in the amount of $318,750. These notes, along with other notes given in payment of option exercises of $1,614,515, have been deducted from stockholders' equity in the balance sheet at February 28, 1999.

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998


NOTE F - STOCKHOLDERS' EQUITY - CONTINUED

    The following table summarizes other information regarding stock options at February 28, 1999:


                                                            Outstanding                           Exercisable
                                           -----------------------------------------        ----------------------
                                                             Weighted
                                                              average
                                                             remaining      Weighted                      Weighted
                                                            contractual      average                       average
          Range of                                             life         exercise                      exercise
       exercise prices                        Shares        (in years)       price           Shares         price
       ---------------                     ----------       ----------      -------         ---------    ---------
       $ 0.20 - 0.50                        1,949,907           3.7         $ 0.36            573,702      $ 0.31
         0.51 - 1.00                          908,750           3.0           0.83            551,528        0.89
         1.01 - 3.00                          103,500           3.5           1.75             38,500        1.75
                                           ----------                       ------          ---------      ------

                                            2,962,157                       $ 0.55          1,163,730      $ 0.63
                                           ==========                       ======          =========      ======


    The Company has adopted the disclosure provisions of Statement No. 123, as discussed in Note A, and continues to apply Opinion 25 for stock options granted to employees. If the Company had recognized compensation expense based upon the fair value at the grant date for options granted to employees during the years ended February 28, 1999 and 1998, the effect on net loss and loss per share would have been as follows:


                                                                                          Years ended February 28,
                                                                                      -----------------------------
                                                                                          1999              1998
                                                                                      ------------      -----------

       Net loss
          As reported                                                                 $(6,749,906)      $(3,522,710)
          Pro forma                                                                    (7,194,115)       (4,197,423)
       Loss per common share
          As reported                                                                       (.25)             (.21)
          Pro forma                                                                         (.26)             (.25)

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                                           Years ended February 28,
                                                                                         ---------------------------
                                                                                              1999            1998
                                                                                         -------------  ------------

       Expected volatility                                                                 134-149%        137-147%
       Risk-free interest rates                                                            4.2-5.6%        5.7-6.2%
       Dividend yield                                                                            0%              0%
       Expected option lives                                                              1-2 years      1- 4 years

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998


NOTE F - STOCKHOLDERS' EQUITY - CONTINUED

    The following summarizes the warrant transactions for 1999 and 1998:


                                                               Weighted
                                                               average
                                              Shares        exercise price
                                        ---------------    ---------------

Outstanding at March 1, 1997                  3,834,989    $          0.95

Issued                                        3,362,500               2.89
Exercised                                      (451,437)              0.36
Expired or canceled                            (640,914)              1.55
                                        ---------------    ---------------

Outstanding at February 28, 1998              6,105,138               2.00

Issued                                        5,557,383               1.60
Exercised                                    (3,400,453)              0.58
Expired or cancelled                         (2,222,263)              1.04
                                        ---------------    ---------------

Outstanding at February 28, 1999              6,039,805    $          2.82
                                        ===============    ===============


    During fiscal 1998, the Company issued warrants to purchase 3,050,000 shares of common stock in connection with the sale of common stock, and 312,500 shares of common stock in connection with the issuance of convertible debt.

    During fiscal 1999, the Company issued warrants to purchase 1,750,000 shares of common stock in connection with the sale of common stock, 150,000 shares in connection with the sale of preferred stock, 200,000 shares as payment of liabilities, and 351,125 shares in other transactions. Also, the terms of warrants to purchase 2,172,263 shares at $.89 per share were adjusted pursuant to antidilution provisions of the warrant agreements to increase the number of warrants to 3,106,258 and reduce the price to $.59 per share; these warrants have been reflected as cancelled and granted in the table above.

    Subsidiary Transactions

    During February 1999, How2HQ.com, Inc. (How2HQ) issued 5,502,664 shares of common stock in private placements for $7,242,000, of which $6,042,000 was evidenced by subscriptions which were paid prior to June 30, 1999. Certain of the shares issued are convertible into a maximum of 414,000 shares of the Company at a conversion price of $3.75 per share in the event How2HQ has not completed a public offering before March 2000. Options to purchase shares of common stock of How2HQ, were granted to officers and directors in January 1999. Options to purchase 6,300,000 shares of common stock at $.025 to $.25 per share vested immediately and were exercised for notes. The remaining options granted cover 7,120,000 shares at a price of $.25 per share and vest in varying amounts through October 2001.

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998




NOTE G - RELATED PARTY TRANSACTIONS

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

    The joint venture was not profitable, and the loan was discharged by GGS during fiscal 1998 in the following manner:

      o   Mr. Solomon forgave $78,000 due from the Company to him.

      o Mr. Gertner assumed debt of the Company to a corporation controlled by Mr. Gertner in the principal amount of $250,000 plus accrued interest of approximately $25,000.

      o Mr. Sharp received a credit against the loan of $200,000 as consideration for agreeing to terminate his noncancellable employee contract aggregating approximately $700,000 through November 2000.

      o $72,000 of the loan was forgiven in connection with the asset sale agreement discussed below.

    Asset Sale Agreement

    In April 1997, the Company entered into an asset sale agreement with its former Chief Executive Officer and its former Chairman of the Board (the Purchasers) jointly. At the date of the agreement, the Purchasers owned approximately 31% of the Company's outstanding common stock at that date. The Company sold to the Purchasers, $3,750,000 of trade accounts receivable and forgave indebtedness owed by the Purchasers to the Company in the amount of $155,000 ($72,000 of which related to the discharge of the joint venture indebtedness noted earlier.) The carrying value of the receivables at February 28, 1997, net of allowance, was $1,992,000. Consideration received consisted of 3,900,000 shares of the Company's common stock with a market value of approximately $2,750,000 as of the date of the transaction. For accounting purposes, the Company has valued the shares at approximately $2,147,000. The agreement provides that the Company will also receive 50% of the proceeds in excess of $2,250,000 from collection of the receivables. The transaction resulted in no gain or loss.

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998



NOTE G - RELATED PARTY TRANSACTIONS - CONTINUED

    Other

    During the years ended February 28, 1999 and 1998, the Company loaned approximately $1,525,000 and $122,000, respectively, exclusive of financing provided for the exercise of stock options, to its Chief Executive Officer, Mr. Solomon. At February 28, 1999 and 1998, $354,000 and $226,000,
    respectively, remained unpaid.

    The Company has contracted with a major shareholder in the Company, Metamor Software Solutions, a division of Metamor Worldwide, Inc. (Metamor) to provide various development services for the Company. The Company incurred approximately $600,000 and $115,000 in expenses related to these services during fiscal years ended February 28, 1999 and 1998, respectively. Mr. Ken Johnsen, one of the Company's directors, was the Executive Vice President of Metamor during this time. In June 1999, Mr. Johnsen joined the Company's subsidiary, How2HQ as its President and Chief Operating Officer. In connection therewith, Mr. Johnsen was granted options to purchase 500,000 shares of How2HQ common stock at $.10 per share and options to purchase 450,000 shares at $1.00 per share.

    During fiscal years ended February 28, 1999 and 1998, the Company and How2HQ incurred legal fees in the amount of approximately $140,000 and $70,000, respectively to Wood, Exall & Bonnet, L.L.P. Mr. David Wood, a partner of such firm is a relative of Mr. Solomon. Subsequent to February 28, 1999, Mr. Wood joined How2HQ as its General Counsel.

    In August 1998, the Company granted stock options to a stockholder and reduced the exercise price of certain other stock options in consideration for the stockholder's assumption of indebtedness of the Company in the principal amount of $500,000. The transactions resulted in no gain or loss. At February 28, 1999, the Company had a $125,000 receivable from the stockholder.

NOTE H - COMMITMENTS AND CONTINGENCIES

    The Company leases office space under noncancellable operating lease agreements expiring at various dates through 2003. Future minimum lease payments under these leases at February 28, 1999, were as follows:


          Year ending
          February 28,
          ------------
              2000                                                                    $   301,204
              2001                                                                        312,416
              2002                                                                        289,468
              2003                                                                          9,490
                                                                                      -----------

              Total                                                                   $   912,578
                                                                                      ===========

    Rental expense totaled approximately $316,000 and $303,000 for the years ended February 28, 1999 and 1998, respectively.

    On January 7, 1998, the Company's former Houston landlord filed a lawsuit against the Company alleging that the Company breached a certain lease covering the Company's former Houston office space. The suit seeks damages to date of approximately $486,000, plus attorney's fees, pre and post judgment interest and court costs. In July 1999, the parties reached an agreement in principle to settle the suit for $325,000 to be paid over nine months.

    The Company and its President are involved in an arbitration proceeding with Vestcom Ltd., a group that claims it is entitled to compensation and a finder's fee for introducing the Company to a third party, and is seeking damages of the value of 100,000 shares of the Company's common stock (alleged to be $1,900,000) plus 50% of additional compensation paid by the Company to such third party. The Company believes it has defenses to such claims. The Company and its president filed a declaratory judgment action against Vestcom seeking to determine that the alleged contract was not valid based on the Company's defenses. The case is styled Citadel Computer Systems, Inc. and Steven B. Solomon v. Vestcom, Ltd., in the 193rd Judicial District Court in Dallas County, Texas. In October 1998, the Texas state court entered a judgment and preliminary injunction in favor of the Company and its president that the purported agreement was a forgery. As a result the arbitration proceeding was dismissed by the American Arbitration Association. The defendant has appealed the decision of the Texas court. In November 1998 Vestcom filed a lawsuit against the Company in Texas state court styled Vestcom v. Citadel in the 68th Judicial District Court, Dallas County, Texas, reasserting the same basic claims as in the arbitration proceeding. This case is set for mediation in September, 1999.

    In August 1998, Janssen Meyers Associates, L.P. ("JM") filed a lawsuit against the Company. The suit alleges that the Company owes the plaintiffs a fee in the amount of $16,500,000 plus interest and attorney's fees in connection with services allegedly performed by JM in respect of the merger between the Company and the Company's predecessor in 1996, and related matters. The Company believes such claims are without merit and intends to vigorously defend against the claim.

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998


NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

    At this time, the Company is unable to predict the ultimate outcome of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any.

    The Company is also involved in other litigation. Such litigation is not material to the Company's consolidated financial condition or results of operations.

    At February 28, 1999, the Company has employment agreements with three of its officers. The agreements expire in 2000 to 2002. How2HQ has an employment agreement with its chief executive officer, who is also the Company's chief executive officer, that expires in 2004.


NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION


                                                                   Years ended February 28,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ----------     ------------

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                        $         --   $    128,929
   Non-cash investing and financing transactions:
      Notes payable converted to preferred stock                      253,600             --
      Payment of dividends in common stock                                 --         96,429
      Conversions to common stock
          Debt                                                        844,083        901,326
          Preferred stock and equity notes                          1,956,956        481,004
      Liquidation of note payable by transfer of collateral                --      1,250,000
      Sale of receivables for treasury stock                               --      2,146,649
      Notes receivable satisfied through debt assumptions                  --        425,000
      Common stock and stock options
         issued in satisfaction of debt                               849,600             --
      Common stock sold for notes or subscriptions                  8,245,265             --


NOTE J - EXTRAORDINARY ITEM

    The extraordinary item in fiscal 1999 results from gains on debt forgiveness, which consists principally of a $428,316 reduction in the note payable to Xerox Corporation (Note D).


NOTE K - FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of fiscal 1999, the Company wrote off software development costs of approximately $1,400,000 and increased the allowance for doubtful accounts by approximately $866,000.

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998



NOTE L - ACQUISITIONS BY SUBSIDIARY SUBSEQUENT TO FEBRUARY 28, 1999 AND PLANNED
         SPIN-OFF (UNAUDITED)

    How2HQ completed the acquisitions of 2-Lane Media, Inc. (2-Lane) and The Forward Companies subsequent to February 28, 1999. Each acquisition will be accounted for by the purchase method.

    2-Lane offers web site and e-commerce design for its clients. The purchase price was 1,200,000 shares of How2HQ common stock with a guaranteed value of $1.25 per share; in the event the common stock of How2HQ is not publicly traded by February 1, 2000, the sellers have the option to convert the How2HQ shares into common stock of the Company having a value of $1,500,000. Also, options were granted to the shareholders of 2-Lane to purchase 200,000 shares of How2HQ common stock at $.25 per share.

    The Forward Companies provides product rebate promotional fulfillment services relating to merchandise and consumer rebate programs. The purchase price consisted of $8,000,000 in cash and 2,200,000 shares of How2HQ common stock with a guaranteed value of $2.50 per share. Also, options were granted to the shareholders of The Forward Companies to purchase 800,000 shares of How2HQ common stock at $2.50 per share if certain earn-out provisions are met.

    Subsequent to February 28, 1999, How2HQ issued 4,743,004 shares of common stock in private placements for $8,725,500. How2HQ also granted options to purchase 8,892,000 shares of its common stock to employees, directors and others at exercise prices ranging from $.25 to $2.50 per share.

    As a result of the above acquisitions and sales of common stock, Citadel's ownership of How2HQ was reduced to approximately 50.1% at July 31, 1999.

    The Company has announced that it will distribute to its shareholders, 750,000 shares of common stock of How2HQ upon compliance with Securities and Exchange Commission (SEC) requirements applicable to Citadel and How2HQ in connection with the proposed spin-off. Compliance with SEC requirements and state law requirements could delay or prevent the completion of the spin-off. There can be no assurances that Citadel will be able to effect the distribution of the shares of How2HQ to Citadel stockholders on a timely basis or at all.

    In addition, Citadel has agreed to convert certain shares of How2HQ common stock issued in connection with certain acquisitions completed or proposed by How2HQ as well as issued pursuant to the terms of the subscription agreements between How2HQ and its stockholders into shares of Citadel common stock, in the event How2HQ does not become publicly traded within one year. This could result in the issuance of up to 414,000 additional shares of Citadel common stock at a conversion price of $3.75 per share, which would have the effect of diluting Citadel's stockholders if the market price for Citadel's stock is above that price at the time of conversion.

                            CITADEL TECHNOLOGY, INC.

                           February 28, 1999 and 1998


NOTE M - LOSS PER SHARE



                                                       Loss before
                                                      Extraordinary    Extraordinary
                                                         credit           credit          Net loss
                                                     --------------    --------------   --------------

1999

Earnings (loss)                                      $   (7,209,498)   $      459,592   $   (6,749,906)
Preferred dividend requirement                             (128,956)               --         (128,956)
                                                     --------------    --------------   --------------

Earnings loss allocable to common stockholders       $   (7,338,454)   $      459,592   $   (6,878,862)
                                                     ==============    ==============   ==============

Weighted average common shares outstanding               27,807,748                --       27,807,748

Earnings (loss) per share - basic and diluted        $        (0.26)   $         0.01   $        (0.25)
                                                     ==============    ==============   ==============

1998

Loss                                                 $   (3,522,710)   $           --   $   (3,522,710)
Preferred dividend requirement                              (14,557)               --          (14,557)
                                                     --------------    --------------   --------------

Loss allocable to common stockholders                $   (3,537,267)   $           --   $   (3,537,267)
                                                     ==============    ==============   ==============

Weighted average common shares outstanding               16,801,818                --       16,801,818

Loss per share - basic and diluted                   $         (.21)   $           --   $         (.21)
                                                     ==============    ==============   ==============

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
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

3.13 Certificate of Designations of Series E Preferred Stock (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8 filed May 20, 1998, File No. 333-53131).

10.1      Employment Agreement dated July 15, 1997, by and between Citadel
          Computer Systems Incorporated and Steven Solomon (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form
          10-KSB for the fiscal year ended February 28, 1998).

10.2      Employment Agreement dated January 1998, by and between Citadel
          Computer Systems Incorporated and Bennett Klein (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form
          10-KSB for the fiscal year ended February 28, 1998).

10.3      Employment Agreement dated May 1, 1997, by and between Citadel
          Computer Systems Incorporated and Richard L. Travis, Jr. (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form
          10-KSB for the fiscal year ended February 28, 1998).

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

10.12     Series D Preferred Stock Purchase Agreement between Citadel and
          METAMOR WORLDWIDE, Inc., dated May 15, 1998 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.13     Stock Purchase Agreement between Citadel and Precision Capital Limited
          Partnership I, dated April 30, 1998 (incorporated by reference to
          Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.14     Stock Purchase Agreement between Citadel and Icarus Investments I,
          Ltd., dated May 27, 1998 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.15* Stock Purchase Agreement, dated March 11, 1999, among How2HQ.com, inc., 2-Lane Media, Inc., and the shareholders of 2-Lane Media, Inc.

10.16     Stock Purchase Agreement, dated May 20, 1999, among How2HQ.com, inc.,
          Forward Communications, Inc., FCS Services Inc., and the shareholders of Forward Communications, Inc. and FCS Services Inc. (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed June 3, 1999).

10.17     Agreement and Plan of Reorganization, dated May 20, 1999, among
          How2HQ.com, inc., Forward Freight, Inc., and the shareholders of Forward Freight Inc. (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed June 3, 1999).

*21       Subsidiaries of the Company.

*23.1     Consent of Grant Thornton LLP.

*27       Financial Data Schedule.

---------------------------------
* Filed herewith.