Form 10QSB
period 1999-05-31
CITADEL TECHNOLOGY INC
filed 1999-09-24
CIK 752789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

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

              3811 TURTLE CREEK BLVD., SUITE 770, DALLAS, TX 75219
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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
Yes[ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                              Outstanding at September 21, 1999
--------------------------------------              ---------------------------------
Common Stock, Par value $.01 per share                         43,361,348

Transitional Small Business Disclosure Format Yes [ ] No [X]

                            CITADEL TECHNOLOGY, INC.
                                   FORM 10-QSB
                       QUARTERLY PERIOD ENDED MAY 31, 1999
                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION



                                                                             Page
                                                                             ----
Item 1. Financial Statements

        Consolidated Balance Sheets
           as of May 31, 1999 and February 28, 1999 .......................    3

        Consolidated Statements of Operations
           for the three months ended May 31, 1999 and 1998 ...............    5

        Consolidated Statements of Cash Flow
           for the three months ended May 31, 1999 and 1998 ...............    6

        Notes to Consolidated Financial Statements ........................    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   15



                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings .................................................   45

Item 6. Exhibits and Reports on Form 8-K ..................................   46

Signatures ................................................................   47

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            CITADEL TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             MAY 31,       FEBRUARY 28,
                                          ASSETS                              1999            1999
                                                                           -----------     -----------
                                                                           (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                              $ 7,635,010     $ 3,386,369
     Accounts receivable, less allowance for returns and
        doubtful accounts of $1,275,000 and $1,208,000                       4,631,491         466,288
     Notes receivable from related parties                                     333,934         478,933
     Receivables from sale of common stock of subsidiary                     2,920,250       6,042,000
     Inventory                                                                 146,764         148,676
     Other                                                                     404,481         208,223
                                                                           -----------     -----------

     Total current assets                                                   16,071,930      10,730,489

PROPERTY AND EQUIPMENT,  net of accumulated                                  1,118,700         386,901
     depreciation of $1,060,169 and $510,051

PURCHASED SOFTWARE, net of accumulated
     amortization of $2,840,972 and $2,718,486                               1,272,220       1,394,706

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $714,849 and $577,000                1,173,063       1,181,052

GOODWILL, net of accumulated amortization of $112,919                       13,424,282              --

OTHER ASSETS                                                                   699,961         448,372
                                                                           -----------     -----------

                                                                           $33,760,156     $14,141,520
                                                                           ===========     ===========


The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                  MAY 31,        FEBRUARY 28,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                      1999              1999
                                                                               ------------      ------------
                                                                               (UNAUDITED)
CURRENT LIABILITIES
      Current maturities of long-term debt                                     $    267,614      $    311,812
      Notes payable                                                                 333,057           347,424
      Promotional payable                                                         8,158,339
      Accounts payable and accrued expenses                                       1,994,405         2,247,600
                                                                               ------------      ------------

      Total current liabilities                                                  10,753,415         2,906,836

LONG-TERM LIABILITIES
      Capital lease obligations                                                      20,943                --
      Debt, less current liabilities                                                183,558                --
                                                                               ------------      ------------
                                                                                    204,501                --
                                                                               ------------      ------------
      Total liabilities                                                          10,957,916         2,906,836

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                      9,478,625         2,742,432

COMMITMENTS AND CONTINGENCIES                                                            --                --

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value per share; authorized
        60,000,000 shares; issued, 45,142,065 shares
        at 5/31/99 and 43,259,274 shares at 2/28/99                                 451,420           432,592
      Preferred stock, $.01 par value per share;
        authorized 1,000,000 shares; issued and outstanding
            Series B convertible, 50 shares (liquidation value $50,000)                   1                 1
            Series D convertible, 2,000 shares (liquidation value $2,000,000)            20                20
      Equity Notes                                                                  100,000           150,000
      Additional paid-in capital                                                 39,580,299        32,985,018
      Accumulated deficit                                                       (22,550,433)      (20,641,875)
      Notes receivable for exercise of options/warrants                          (1,757,453)       (1,933,265)
      Treasury stock, at cost (4,164,613 shares)                                 (2,500,239)       (2,500,239)
                                                                               ------------      ------------

      Total stockholders' equity                                                 13,323,615         8,492,252
                                                                               ------------      ------------

                                                                               $ 33,760,156      $ 14,141,520
                                                                               ============      ============


The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED
                                                                           MAY 31,
                                                                    1999              1998
                                                                ------------      ------------
                                                                (UNAUDITED)        (UNAUDITED)
Net sales                                                       $  1,592,485      $  1,034,195

Cost of sales                                                        937,918            70,331
                                                                ------------      ------------
         Gross profit                                                654,567           963,864

Operating expenses
    Research and development expenses                                303,076           104,724
    Selling and marketing expenses                                 1,282,835           471,394
    General and administrative expenses                              706,631           355,339
    Depreciation and amortization expense                            519,703           352,426
                                                                ------------      ------------
                                                                   2,812,245         1,283,883
                                                                ------------      ------------
    Operating loss                                                (2,157,678)         (320,019)

Other income (expense)
    Interest, net                                                    (11,478)          (51,204)
    Settlement of lawsuits                                           (25,000)               --
    Other                                                             28,276                --
                                                                ------------      ------------
                                                                      (8,202)          (51,204)
                                                                ------------      ------------

         Net loss before minority interest                        (2,165,880)         (371,223)

Minority interest in loss of consolidated
         subsidiary                                                  283,011                --
                                                                ------------      ------------
                         Net loss before extraordinary item       (1,882,869)         (371,223)

Extraordinary item - forgiveness of debt                                  --           527,221
                                                                ------------      ------------
                          Net loss                                (1,882,869)          155,998

Preferred stock dividend requirement                                 (55,452)          (20,000)
                                                                ------------      ------------
Net loss allocable to common stockholders                       $ (1,938,321)     $    135,998
                                                                ============      ============

Loss per share - basic and diluted
         Loss before extraordinary item                         $      (0.05)     $      (0.02)
         Extraordinary item                                               --              0.02
                                                                ------------      ------------
         Net loss per share                                     $      (0.05)     $       0.01
                                                                ============      ============

Weighted average shares outstanding                               40,490,633        21,989,756
                                                                ============      ============


The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    THREE MONTHS ENDED
                                                                          MAY 31,
                                                                  1999              1998
                                                              ------------      ------------
                                                               (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                       $ (1,882,869)     $    155,998
      Adjustments to reconcile net loss to net cash
           used by operating activities
                Depreciation and amortization                      519,703           352,426
                Gain on settlement of debt                                          (527,221)
                Minority interest in loss of consolidated
                      subsidiary                                  (283,011)               --
      Changes in operating assets and liabilities
           Accounts receivable                                    (594,197)         (704,760)
           Notes receivable from related parties                   144,460            (1,613)
           Other current assets                                     73,729          (265,445)
           Inventory                                                 1,722           (55,796)
           Bank overdraft                                               --           (10,249)
           Accounts payable and accrued expenses                  (891,258)          116,576
           Promotional payable                                     254,949                --
           Other assets                                           (235,622)          167,263
                                                              ------------      ------------
      NET CASH USED BY OPERATING ACTIVITIES                     (2,892,394)         (772,821)

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                        (151,306)           (9,369)
      Development of software                                     (129,867)         (498,503)
      Acquisition of companies, net                             (5,057,280)               --
                                                              ------------      ------------
      NET CASH USED BY INVESTING ACTIVITIES                     (5,338,453)         (507,872)

CASH FLOW FROM FINANCING ACTIVITIES
      Net change in debt                                           (94,342)          (76,081)
      Proceeds from the sale of preferred stock                         --         2,595,788
      Proceeds from the sale of subsidiary stock                11,642,502                --
      Proceeds from sale of common stock                           931,328                --
                                                              ------------      ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 12,479,488         2,519,707
                                                              ------------      ------------
      Net increase (decrease) in cash
        and cash equivalents                                     4,248,641         1,239,014
      Cash and cash equivalents at the beginning
        of the period                                            3,386,369             8,555
                                                              ------------      ------------
     Cash and cash equivalents at the end
       of the period                                          $  7,635,010      $  1,247,569
                                                              ============      ============

The accompanying notes are an integral part of these statements.

CITADEL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements of Citadel Technology, Inc. ("Citadel") and its majority-owned subsidiaries (collectively, "the "Company") as of May 31, 1999 and for the three month period ended May 31, 1999 and May 31, 1998 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial position and results of operations for the interim period. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 1999. The results of operations for the three months ended May 31, 1999 are not necessarily indicative of the results to be expected for the entire year (see "Part II. Item 1. Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Risk Factors - Our results of operations for future periods will not include results from our Internet subsidiary regarding reduction of Citadel's ownership of How2HQ). All significant intercompany accounts and transactions have been eliminated.

During the quarter, the Company's subsidiary, How2HQ.com, Inc. ("How2HQ"), acquired the assets of 2-Lane Media, Inc. ("2-Lane"), a web site and e-commerce design company, and The Forward Companies ("Forward"), a rebate and promotional fulfillment services company that offers its high-tech and blue chip clients end-to-end solutions for designing, implementing and fulfilling merchandise and consumer rebate programs. Each of these acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since the date of acquisition. In addition, subsequent to the end of the fiscal quarter, in August 1999, How2HQ completed the acquisition of certain of the assets of Broadcast Production Group, Inc. ("BPG"). Under the terms of the acquisition agreements, How2HQ acquired the multimedia and content conversion assets from BPG, as well as retaining the services of certain key employees.

In December 1998, the Company received a comment letter from the Securities and Exchange Commission with respect to its Form 10-KSB for the fiscal year ended February 28, 1998 and Quarterly Reports on Form 10-QSB for the periods ended May 31, 1998 and August 31, 1998. The comment letter contained questions relating to accounting for certain acquisitions, including questions relating to the write-off of associated in-process research and development costs, and certain other matters. While the Company has responded to these questions, the Company cannot determine at this time the effect, if any, that the outcome of this matter may have on its reported financial position or results of operations. As a result, it is possible that annual and quarterly financial statements for fiscal 1998, 1999 and 2000 may need to be restated.

CITADEL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 1. BASIS OF PRESENTATION, CONTINUED

Reclassifications

Certain amounts for the period ended May 31, 1998 have been reclassified to conform to the presentation for the period ended May 31, 1999.


NOTE 2. CAPITAL TRANSACTIONS

In prior fiscal years, Citadel had issued equity notes which were unsecured and convertible into common stock at between 70% and 80% of the average market price of the common stock and were payable at maturity in common stock. Interest at 8% is payable in common stock. During the quarter, Citadel converted $50,000 of equity notes plus accrued interest for approximately 458,000 shares of Citadel common stock. The number of shares issued was based on the conversion price in effect as of the date the notes had matured, July 31, 1997.

During the quarter the Citadel issued 1,424,660 shares of its common stock in connection with the exercise of certain options and warrants for net proceeds of $776,268.

How2HQ issued 1,178,251 shares (4,713,004 post-split) of common stock in private placements, during the quarter, for $8,650,500. In addition, How2HQ issued options to purchase 1,185,000 shares (4,740,000 post-split) of its common stock, during the quarter, to employees, directors and others at post-split exercise prices ranging from $.25 to $1.50.

The Company has previously announced that it will distribute to its shareholders of record as of March 18, 1999, 750,000 shares (3,000,000 post-split, Note 6. Subsequent Events) of common stock of How2HQ upon compliance with Securities and Exchange Commission ("SEC") requirements applicable to Citadel and How2HQ in connection with the proposed spin-off. Compliance with SEC requirements and state law could delay or prevent the completion of the spin-off. There can be no assurances that Citadel will be able to effect the distribution of the shares of How2HQ to Citadel stockholders on a timely basis or at all.

CITADEL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 2. CAPITAL TRANSACTIONS, CONTINUED

In addition, Citadel has agreed to convert certain shares of How2HQ common stock issued in connection with certain subscription agreements into shares of Citadel common stock, in the event How2HQ does not become publicly traded within one year from the dates of such agreements. This could result in the issuance of up to 414,000 additional shares of Citadel common stock at a conversion price of $3.75 per share. In addition, Citadel has agreed to convert the shares of How2HQ common stock issued in connection with the acquisition of 2-Lane Media by How2HQ into up to 500,000 Citadel shares at the option of the 2-Lane Media shareholders in the event How2HQ does not become publicly traded by March 2000. These potential issuances would have the effect of diluting Citadel's stockholders if the market price for Citadel's common stock is above that price at the time of conversion.


NOTE 3. COMMITMENTS AND CONTINGENCIES

On January 7, 1999, the Company's former Houston landlord filed a lawsuit against the Company alleging a breach of a lease covering the Company's former Houston office space. The suit sought damages in excess of $750,000, plus attorney's fees, pre and post interest and court costs. In July 1999, the parties reached an agreement in principle to settle the suit for $325,000 to be paid over nine months.

The Company and its President are involved in an arbitration proceeding with Vestcom Ltd., a group that claims it is entitled to compensation and a finder's fee for introducing the Company to a third party. Vestcom Ltd. is seeking damages of the value of 100,000 shares of the Company's common stock (alleged to be $1,900,000), plus 50% of additional compensation paid by the Company to such third party. The Company believes it has defenses to such claims. The Company and its President filed a declaratory judgment action against Vestcom seeking to determine that the alleged contract was not valid based on the Company's defenses. The case is styled Citadel Computer Systems, Inc. and Steven B. Solomon v. Vestcom, Ltd., in the 193rd Judicial District Court in Dallas County, Texas. In October 1998, the Texas state court entered a judgment and preliminary injunction in favor of the Company and its president that the purported agreement was a forgery. As a result, the arbitration proceeding was dismissed by the American Arbitration Association. The defendant has appealed the decision of the

CITADEL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 3. COMMITMENTS AND CONTINGENCIES, CONTINUED

Texas court. In November 1998, Vestcom filed a lawsuit against the Company in Texas state court styled Vestcom v. Citadel in the 68th Judicial Court, Dallas County, Texas, reasserting the same basic claims as in the arbitration proceeding. The parties held a mediation in September 1999 and were not able to come to agreement with regards to a settlement, but agreed to continue to talk with that purpose in mind.

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


NOTE 4.  ACQUISITIONS

During the quarter ended May 31, 1999, the Company's subsidiary, How2HQ, acquired two companies to enhance its strategy in becoming a leading lifestyle improvement web site.

On March 17, 1999, How2HQ acquired 2-Lane Media, Inc. ("2-Lane"), a web site and e-commerce design company, for 1,200,000 shares (post-split) of How2HQ common stock with a guaranteed value of $1.25 per share; in the event the common stock of How2HQ is not publicly traded by February 1, 2000, the sellers have the option to convert the How2HQ shares into a maximum of 500,000 shares of common stock of Citadel having an agreed value of $1,500,000. Also options were granted to purchase 200,000 shares (post-split) of How2HQ common stock for $.25 per share. The transaction was accounted for as a purchase. Under the transaction, How2HQ recorded approximately $1,870,000 in goodwill. The goodwill is being amortized on a straight-line over 5 years.

CITADEL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 4. ACQUISITIONS, CONTINUED

On May 20, 1999, How2HQ acquired The Forward Companies, a rebate and promotional fulfillment services company, for $8,000,000 in cash and 1,000,000 shares plus and 1,200,000 contingent shares (post-split) of How2HQ common stock with a guaranteed value of $2.50 per share. The issuance of the 1,200,000 shares is contingent upon the attainment of certain EBITDA numbers and as such the value of these shares ($3,000,000) was not included in the purchased costs associated with the transaction in accordance with APB No.16 and EITF 95-8. In addition, options were granted to the shareholders of Forward to purchase 800,000 shares (post-split) of How2HQ common stock at $2.50 per share if certain earn-out provisions are met. The transaction was accounted for as a purchase. Under the transaction, How2HQ recorded approximately $11,660,000 in goodwill. The goodwill is being amortized on a straight-line method over 10 years. In the event the aforementioned 1,200,000 shares are earned, then the recorded goodwill will be increased by $3,000,000.

As the acquisitions have been accounted for under the purchase method of accounting, their operating results have been included in the Company's consolidated financial statements since the date of each respective company's acquisition.

The following unaudited pro forma results of operations for the three months ended May 31, 1999 and 1997 are as if the acquisitions of 2-Lane and Forward had occurred at the beginning of each period presented. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of each period presented or of future operating results.


                                            Three months ended
                                     May 31, 1999      May 31, 1998
                                     ------------      ------------
Net revenue                          $  9,883,926      $ 3,421,067
                                     ============      ===========
Net income (loss)                    ($ 3,523,477)     ($  305,934)
                                     ============      ===========
Basic/diluted net loss per share            ($.09)           ($.01)
                                     ============      ===========

CITADEL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 5.  SUBSEQUENT EVENTS

Equity Notes

In July 1999, the Company converted the remaining $100,000 balance of equity notes for approximately 76,000 shares of Citadel common stock.

Preferred Stock

In June 1999, the Company converted the $2,000,000 of Series D preferred stock held by Metamor Worldwide, plus accrued dividends of approximately $238,000, into 2,081,937 shares of Citadel common stock.

Subsidiary Transactions

Subsequent to May 31, 1999, How2HQ issued 585,000 (post split) shares of common stock in private placements for $2,850,000. As of September 22, 1999, Citadel's ownership interest in How2HQ has been reduced to less than 50%. In addition, How2HQ issued options to purchase 3,721,250 shares (post split) of common stock at prices ranging from $2.50 to $5.00 and vest in varying amounts through 2002.

On August 13, 1999, How2HQ announced a 4 for 1 stock split effective July 7, 1999. How2HQ shareholders of record as of July 7, 1999 will be issued a certificate representing 3 additional shares of How2HQ common stock for each share of How2HQ common stock held as of the record date.

On August 9, 1999, How2HQ completed the acquisition of certain assets of Broadcast Production Group, Inc. ("BPG"). Under the terms of the acquisition agreements, How2HQ acquired substantially all of the multimedia production and content conversion assets from BPG, as well as retaining the services of certain key employees. How2HQ paid $500,000 in cash and 200,000 (post-split) shares of How2HQ common stock with a guaranteed post-split value of $10.00 per share following an initial public offering, if any

CITADEL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 6.  SEGMENTS

Citadel and its subsidiaries principally engage in the following reportable segments: (1) the development and sale of computer software products, and (2) Internet and e-commerce solutions, including the How2HQ.com web site, web site design, content conversion and multimedia production and promotional and rebate fulfillment services. Prior to February 28, 1999, the Company had only one reportable segment, software.

The Company identifies segments based on management responsibility within the corporate structure. The Company's software segment includes security and administration products for both computer networks and desktop personal computers. The Internet and e-commerce solutions segment includes the operations of its How2HQ.com web site, web site and e-commerce design services, and promotional and rebate fulfillment. The Company measures segment profit (loss) as operating profit (loss), which is defined as income (loss) before minority interest and income taxes. Segment information and a reconciliation to income
(loss), before minority interest and income taxes is as follows:


Three months ended May 31, 1999       Software          Internet        Consolidated
-------------------------------     ------------      ------------      ------------
Revenue from external customers     $    200,573      $  1,391,912      $  1,597,485
Operating income (loss)             $ (1,662,735)     $   (503,145)     $ (2,165,880)
Total assets                        $  5,497,282      $ 28,262,874      $ 33,760,156

CITADEL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 8.  LOSS PER SHARE

                                                  Loss before
                                                  Extraordinary     Extraordinary
                                                     Credit            Credit                     Net loss
                                                  -------------     -------------               ------------
Three months ended May 31, 1999
-------------------------------
Loss                                              $ (1,882,869)     $         --                $ (1,882,869)

Preferred dividend requirement                         (55,452)               --                     (55,452)
                                                  ------------      ------------                ------------
                                                  $ (1,938,321)     $         --                $ (1,938,321)
                                                  ============      ============                ============

Weighted average common shares outstanding          40,490,633                                    40,490,633

Loss per share - basic and diluted                $       (.05)                                 $       (.05)
                                                  ============                                  ============


Three months ended May 31, 1998
-------------------------------
Earnings (loss)                                   $   (371,223)     $    527,221                $    155,998

Preferred dividend requirement                         (20,000)               --                     (20,000)
                                                  ------------      ------------                ------------
                                                  $   (391,223)     $    527,221                $    135,998
                                                  ============      ============                ============


Weighted average common shares outstanding          21,989,756                                    21,989,156

Earnings (loss) per share - basic and diluted     $       (.02)     $        .02                $        .01
                                                  ============      ============                ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE COMPANY

Citadel Technology, Inc. ("Citadel" or the "Company") and its consolidated subsidiaries develops and markets security and administration software products for both computer networks and desktop personal computers, and through its Internet subsidiary, How2HQ.com ("How2HQ"), provides Internet and e-commerce solutions, including its How2HQ.com web site, web site design services, content conversion and multimedia production services and promotional and rebate fulfillment services. Citadel's integrated, easy-to-use products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. Citadel's products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. Citadel's software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity. The Company's Internet and e-commerce services are described below.

NEW PRODUCTS

In August 1999, Citadel completed beta testing and launched its new WinShield Secure PC product, the next generation WinShield desktop security and configuration tool. This product provides powerful new Internet security features that allow Internet filtering and blocking which permit the administrator to specify the Internet protocols and web sites that are available for users of the protected computer. Desktop administrators will have the ability to assign access rights to files and folders for all Windows 95, 98, NT and Windows 2000 systems. Other new features WinShield Secure PC provides are security mechanisms such as screen saver control with network authentication, event management for automatic logoff, as well as timed application usage. WinShield Secure PC is available for network or stand alone workstations.

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

In addition, in July 1999, the Company announced that Compaq Computer Corporation will continue to offer Citadel's award-winning WinShield(TM) software with Compaq computers as part of the Compaq U.S. Education Program. Compaq will provide the workstation version of WinShield to all education customers who purchase select Compaq computers as part of the Compaq Education LearningPaq software promotion.

HOW2HQ.COM -   PLANNED SPINOFF, ACQUISITIONS AND RELATED MATTERS

In January 1999, Citadel announced that it had formed a subsidiary, How2HQ.com, Inc. (formerly inLighten.com and shoppingwave.com), to implement Citadel's Internet and e-commerce strategies. The How2HQ.com web site initially offers channels including How2 Headquarters (How2HQ), How2Work, How2Play, How2Home and How2Shop&Save. How2HQ also provides a complete range of Internet and e-commerce solutions, from award-winning web site design and content conversion and multimedia production services, to back end integration and order and rebate fulfillment. Citadel received 5 million shares (20,000,000 post-split). Citadel previously announced that it will distribute 750,000 shares (3,000,000 post split) of How2HQ common stock owned by Citadel to Citadel's shareholders of record as of March 18, 1999 upon compliance with the Securities and Exchange Commission (SEC) requirements applicable to Citadel and How2HQ in connection with the proposed spinoff. The completion of the spinoff distribution is subject to certain risks and uncertainties including possible delays related to compliance with the SEC requirements, as to which there can be no assurances.

In March 1999 How2HQ completed the acquisition of 2-Lane Media, Inc. (www.2lm.com), the recipient of more than 65 major interactive industry awards for interactive/multimedia communications. 2-Lane Media offers web site and e-commerce design services for a diverse client roster that spans the worldwide Fortune 1000. 2-Lane Media's mission has been to utilize the vast potential of multimedia technologies and the Internet to help companies effectively communicate information. The 2-Lane Media team was one of the first to open a new multimedia marketing medium to the film industry by creating Interactive Press Kits for upcoming feature films. 2-Lane Media also pioneered the use of Macromedia's new interactive Shockwave plug-in, featuring the technology in sites for several major motion pictures. 2-Lane's client list reads like a "Who's Who" of industry leaders including Nestle, Disney, Transamerica, Golden Books, Rockwell International Corp. and Tenet Healthcare. 2-Lane Media has also recently signed several new e-commerce accounts including Prolong, a leading manufacturer of car-care products best known for its effective infomercials, and Pacific Sunwear, the largest national retailer of active and beachwear for teens and twentysomethings. Both projects revolve around creating lifestyle-appropriate communities that integrate with an on-line shopping environment. The purchase price for 2-Lane Media consisted of 300,000 shares (1,200,000 post-split) of How2HQ common stock and options to purchase an additional 50,000 shares (200,000 post-split). The 300,000 shares are convertible at the option of the holders into a maximum of 500,000 shares of Citadel common stock in the event the How2HQ shares do not become publicly traded by March 2000.

In May 1999, How2HQ completed the acquisition of The Forward Companies ("Forward"), a leading product rebate and promotional fulfillment operation that offers its high-tech and blue chip clients end-to-end solutions for designing, implementing and fulfilling merchandise and consumer rebate programs. In addition to processing rebates for modems, printers, scanners and dozens of popular software programs, Forward handles fulfillment assignments for e-commerce, high technology and other companies. Forward leases a 67,000 square feet state-of-the-art facility in Coppell, Texas (near the Dallas/Fort Worth International Airport). Forward's client list includes numerous high tech companies, including Microsoft, 3Com, Hewlett-Packard, Canon, UMax, Cross Computing, and Diamond Multimedia, as well as other leading companies such as Quaker State, Alcon Surgical, and Southwestern Bell. The terms of the transaction included a cash payment of $8 million and 550,000 shares (2,200,000 post-split) of How2HQ common stock with a guaranteed floor of $10 per share ($2.50 post-split) for a period ending upon effectiveness of an initial public offering. Of these shares 300,000 (1,200,000 post split) have been escrowed and are contingent upon the obtainment of certain EBITDA levels. How2HQ also granted to the shareholders of the Forward Companies warrants to purchase an additional 200,000 shares at $10 per share (800,000 shares and $2.50 post-split), in the event certain earn-out provisions are met.

In July 1999, the Board of Directors of How2HQ approved a four-for-one stock split after initial valuation discussions with investment banking firms. The stock split will be effected as a 300 percent stock dividend to How2HQ shareholders of record on July 7, 1999. How2HQ shareholders as of July 7, 1999 (including Citadel) will be issued a certificate representing three additional shares of common stock for each share of common stock held on the record date.

In August 1999, How2HQ completed the acquisition of substantially all of the multimedia production and content conversion (to convert traditional media formats into web-enabled content) assets from Broadcast Production Group, Inc. ("BPG"). In addition, How2HQ retained certain members of the BPG management team as employees of How2HQ. The purchase price consisted of $500,000 in cash and 200,000 post-split shares of How2HQ.com common stock. In connection with the acquisition, How2HQ agreed to issue additional shares to the shareholders of BPG in the event the common stock does not trade at or above $10 in the thirty days following an initial public offering by How2HQ, based on the average closing price over the 30 day period.

FORWARD-LOOKING STATEMENTS

The following discussion and this Quarterly Report on Form 10-QSB contain forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements. Please refer to our annual report on Form 10-KSB for the fiscal year ended February 28, 1999 for further discussion of these and other risk factors related to the Citadel and its subsidiaries. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

BUSINESS RISK FACTORS

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Due to the factors noted below, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced shortfalls in revenue and earnings from levels expected by investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

       Additionally, we have has received requests from the staff of the Securities and Exchange Commission for additional information regarding the accounting for certain of our acquisitions, including questions relating to the write-off of associated in-process research and development costs and other matters. While we has responded to these requests, we cannot determine at this time the effect, if any, that the outcome of this matter will have on our reported financial position or results of operations. However, should the staff of the Securities and Exchange Commission require us to retroactively record any adjustments, the effect could have a material adverse impact on the future trading price of our common stock.

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO ADAPT OUR DEVELOPMENT TO THESE CHANGES. We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. The recent trend toward server-based applications in networks and applications distributed over the Internet could have a material adverse affect on sales of our products. Future technology or market changes may cause certain of our products to become obsolete more quickly than expected.

THE MARKET FOR OUR PRODUCTS IS INTENSELY COMPETITIVE AND WE EXPECT THAT COMPETITION WILL CONTINUE AND MAY INCREASE. It is influenced by the strategic direction of major microcomputer hardware manufacturers and operating system providers. Our competitiveness depends on our ability to enhance existing products and to offer successful new products on a timely basis. We have limited resources and must restrict product development efforts to a relatively small number of projects.

INTRODUCTION OF NEW OPERATING SYSTEMS MAY CAUSE SIGNIFICANT FLUCTUATIONS IN OUR FINANCIAL RESULTS AND STOCK PRICE. If we are unable to successfully and timely develop products that operate under existing or new operating systems, or if pending or actual releases of the new operating systems delay the purchase of our products, our future net revenues and operating results could be materially adversely affected.

        Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development.

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY. As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, many of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we may use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. We have completed a number of acquisitions and dispositions of technologies, companies and products and may acquire and dispose of other technologies, companies and products in the future. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on our future revenues and operating results.

WE MUST EFFECTIVELY ADAPT TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMENT OF THE INTERNET IN A TIMELY MANNER. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service or potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products. If we are unsuccessful in timely assimilating changes in the Internet environment into our business operations and product development efforts, our future net revenues and operating results could be adversely affected.

WE FACE INTENSE PRICE-BASED COMPETITION FOR SALES OF OUR PRODUCTS. Price competition is often intense in the software market, especially for utility and security products. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

THE TRANSITION TO INTEGRATED SUITES OF UTILITIES MAY RESULT IN REDUCED REVENUES. Citadel and our competitors now provide integrated suites of utility products. The price of integrated utility suites is significantly less than the aggregate price of stand-alone products that are included in these utility suites when sold separately. As a result of the shift to integrated utility suites, price competition is intense and we have experienced cannibalization of our stand-alone products that are included within the suite. As a result, there may be a negative impact on our revenues and operating income from selling integrated utility suites rather than individual products, as the lower price of integrated utility suites may not be offset by increases in the total volume of utility suites sold. Additionally, our products may not compete effectively with competitors' products or integrated utility suites introduced in the future.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. We have been subject to substantial fluctuations in quarterly net revenues, and these fluctuations may occur in the future. Fluctuations may be caused by a number of factors, including:

     - the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

     - the introduction of competitive products by existing or new competitors;

     -    reduced demand for any given product;

     - seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

     -    the market's transition between operating systems.

Due aforementioned factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

OUR RESULTS OF OPERATIONS FOR FUTURE PERIODS WILL NOT INCLUDE RESULTS FROM OUR INTERNET SUBSIDIARY. Results for Citadel's future periods will not include results from the How2HQ.com Internet subsidiary because the ownership level of Citadel has decreased below 50% as a result of acquisitions and private placements , although Citadel will continue to own 17,000,000 shares (after the four-for-one stock split effective in July 1999 and the proposed stock dividend to Citadel shareholders). The Internet subsidiary accounted for a substantial majority of our revenues for the most recent periods and it is anticipated that How2HQ will continue to represent the substantial majority of revenues for future periods.

WE MAY NOT BE ABLE TO EFFECT THE DISTRIBUTION OF HOW2HQ SHARES. In January 1999, Citadel announced the formation of How2HQ, to implement Citadel's Internet and e-commerce strategies. Citadel also previously announced that it intends to distribute 750,000 shares (3,000,000 post split) of How2HQ common stock to Citadel's shareholders upon compliance with the Securities and Exchange Commission (SEC) requirements applicable to Citadel and How2HQ in connection with the proposed spinoff. Compliance with SEC requirements and state law requirements could delay or prevent the completion of the spinoff. There can be no assurances that Citadel will be able to effect the distribution of the shares of How2HQ to Citadel shareholders on a timely basis or at all.

       In addition, Citadel has agreed to convert the shares of How2HQ common stock issued in connection with the acquisition of 2-Lane Media by How2HQ into up to 500,000 Citadel shares at the option of the 2-Lane Media shareholders in the event How2HQ does not become publicly traded by March 2000. Pursuant to the terms of the subscription agreements between How2HQ and certain of its stockholders, Citadel may be required to issue up to 414,000 shares of Citadel common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) in the event How2HQ does not become publicly traded by February 2000. These provisions could have the effect of diluting Citadel's stockholders if the market price for Citadel's stock is above that price at the time of conversion.


WE MAY BE UNSUCCESSFUL IN UTILIZING NEW DISTRIBUTION CHANNELS. We currently offer products over the Internet. We may not be able to effectively adapt our existing, or adopt new, methods of distributing our software products utilizing the rapidly evolving Internet and related technologies. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES. Product returns can occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories. Our return policy allows distributors, subject to various limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return our products through dealers and distributors within a reasonable period from the date of purchase for a full refund. In addition, retailers may return older versions of our products. We estimate and maintain reserves for product returns. However, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

OUR INCREASED SALES OF SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS AND COULD AFFECT OUR BUSINESS. We sell corporate site licenses through the distribution channel and through corporate resellers. We are increasingly emphasizing sales to corporations and small businesses through volume licensing agreements. These licensing arrangements tend to involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their non-renewal or re-negotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, if the corporate marketplace grows and becomes a larger component of the overall marketplace, we may not be successful in expanding our corporate segment to take advantage of this growth.

WE DEPEND ON DISTRIBUTION BY VALUE ADDED RESELLERS AND INDEPENDENT SOFTWARE VENDORS FOR A SIGNIFICANT PORTION OF OUR REVENUES. We distribute some of our products through value added resellers and independent software vendors under arrangements through which our products are included with these resellers' and vendors' hardware and software products prior to sale by them through retail channels. If we are unsuccessful in maintaining our current relationships and securing license agreements with additional value added resellers and independent software vendors, or if these resellers and vendors are unsuccessful in selling their products, our future net revenues and operating results may be adversely affected.

THE RESULTS OF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE UNCERTAIN. We believe that we will need to make significant research and development expenditures to remain competitive. While we perform extensive usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

THE LENGTH OF THE PRODUCT DEVELOPMENT CYCLE IS DIFFICULT TO PREDICT. The length of our product development cycle has generally been greater than we originally expected. We are likely to experience delays in future product development. These delays could have a material adverse affect on the amount and timing of future revenues.

WE MUST MANAGE AND RESTRUCTURE OUR OPERATIONS EFFECTIVELY. We continually evaluate our product and corporate strategy. We have in the past undertaken and will in the future undertake organizational changes and/or product and marketing strategy modifications.

       These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel. Competition in recruiting personnel in the software industry is intense. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, which requires ongoing stockholder approval.

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. However, we do not employ technology to prevent copying of our products. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. The Company does not have any patents or statutory copyrights on any of its proprietary technology which the Company believes to be material to its future success, although How2HQ has filed a provisional patent application with respect to certain of its business applications and intellectual property rights. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection of the Company's proprietary information, in the event of any unauthorized use or disclosure thereof. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

WE ARE INVOLVED IN LITIGATION WHICH COULD, AND ANY FUTURE LITIGATION MAY, AFFECT OUR FINANCIAL RESULTS. From time to time, we may be subject to claims that we have infringed the intellectual property rights of others, that our products are not Year 2000 compliant or other product liability claims, or other claims incidental to our business. We are involved in a number of judicial and administrative proceedings incidental to our business. For a discussion of our current litigation, see Part II, Item 1. Legal Proceedings and the Notes to Consolidated Financial Statements in this Form 10-QSB. We intend to defend and/or pursue all of these lawsuits vigorously. We may suffer an unfavorable outcome in one or more of the cases. We do not expect the final resolution of these lawsuits to have a material adverse effect on our financial position, individually or in the aggregate. However, depending on the amount and timing of unfavorable resolutions of these lawsuits, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected in a particular period.

Year 2000 - Product Liability Litigation

       We believe the software products that we currently develop and actively market are Year 2000 compliant for significantly all functionality. However, these products could contain errors or defects related to the Year 2000. In addition, earlier versions of our products, those that are not the most currently released or are not currently being developed, may not be Year 2000 compliant. We have sold some of our older products, which are not being actively developed and updated. These older products are also not necessarily Year 2000 compliant and are no longer sold by us.

Software Defects and Product Liability

       Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. For example, in the past, our anti-virus software products have incorrectly detected viruses that do not exist. We have not experienced any material adverse effects resulting from any of these defects or errors to date and we test our products prior to release. Nonetheless, defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect our operating results. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim could have a material adverse affect on our business, operating results and financial condition.

OUR SOFTWARE PRODUCTS AND WEB SITE MAY BE SUBJECT TO INTENTIONAL DISRUPTION. While we have not been the target of software viruses specifically designed to impede the performance of our products, such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our web site from time to time. A hacker who penetrates our network or web site could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

WE MAY EXPERIENCE REDUCED DEMAND FOR OUR PRODUCTS DUE TO CHANGES IN CUSTOMER BEHAVIOR RESULTING FROM YEAR 2000 PREPARATION. With the emerging requirements on Year 2000 compliance and functionality, many enterprise customers may use their Information Technology budgets in 1999 to focus on Year 2000 issues. In addition, our customer's Information Technology organizations may be unwilling to deploy new software until after the Year 2000 in order to reduce the complexity of any changes in their systems required by any actual Year 2000 failures. Either of these factors could reduce sales of our products and could have an adverse affect on revenues. In addition, we may experience significantly reduced revenues from our Norton 2000 product sales as demand may significantly decline and could adversely affect our future operating results.

WE MAY EXPERIENCE DISRUPTION OF OUR INTERNAL SYSTEMS AS A RESULT OF THE YEAR 2000. Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such problems.

     The Company has conducted Year 2000 compliance reviews for its internal systems. The review is comprised of four phases: (i) assessment of all of the Company's systems and technology; (ii) remediation; (iii) implementation and testing of modifications to or replacements of existing systems and technology; and (iv) contingency planning.

Failures of our internal software and hardware systems contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would seriously harm our business, operating results and financial condition.

       The Company has initiated communication with key business partners to determine the extent to which the Company is vulnerable to those third parties potential failure to remediate their own Year 2000 issues. Additionally, the Company has identified it critical suppliers and is in the process of requesting Year 2000 compliance documentation from these suppliers respecting their products, services and supply chain.


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

      The Company has funded its Year 2000 compliance review from operating cash flows and has not separately accounted for these costs in the past. To date the Company has not incurred material costs in addressing Year 2000 issues, and does not anticipate incurring material costs in implementing its Year 2000 plan or developing Year 2000 contingency plans. However, there can be no assurances that the actual costs of implementing the Company's Year 2000 plan will exceed the Company's estimates or that the Company's business will not be materially adversely affected by Year 2000 issues.

WE MAY NEED ADDITIONAL FINANCING. The Company currently funds product development and the expansion of sales and marketing activities through existing cash reserves and cash from operations and issuances of securities. In the event that cash from operations and other available funds prove to be insufficient to fund the Company's presently anticipated operations, the Company will be required to seek additional financing. There can be no assurance that, if additional financing is required, it will be available on acceptable terms, or at all. Additional financing may involve substantial dilution to the interests of the Company's then-current shareholders.

ADDITIONAL RISKS RELATED TO OUR INTERNET SUBSIDIARY, HOW2HQ.COM.

The following are certain risks related to the business of How2HQ.com, our Internet subsidiary, and should be considered in addition to the risk factors described above. Any of these factors could have a material adverse effect on Citadel, its results of operations, its financial condition and the market price of its common stock.

HOW2HQ'S BUSINESS AND FUTURE PROSPECTS ARE EXTREMELY DIFFICULT TO EVALUATE BECAUSE ITS OPERATING HISTORY IS LIMITED. How2HQ was formed in January 1999 and its web site began initial operations in September 1999. How2HQ acquired its rebates operation in May 1999. As a result, How2HQ has only a limited operating history on which you can base an evaluation of its business and prospects. Its prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in new and rapidly evolving markets, such as online commerce, using new and unproven business models. To address these risks and uncertainties, How2HQ must, among other things: continue to develop and upgrade its technology infrastructure to support the initial operations and growth of its network; attract leading tutorial content providers and consumers to the How2HQ.com service; develop and capitalize on new our new business to business to consumer business model; develop and enhance its brand, and expand its product and service offerings; attract, integrate, retain and motivate qualified personnel; adapt to meet changes in its markets and competitive developments; and generate revenues from multiple new sources, including sources from which we have not generated revenues to date. How2HQ may not successfully accomplish any of these objectives. If How2HQ does not successfully address these risks, its business would be seriously harmed.

THE HOW2HQ.COM WEB SITE WAS ONLY RECENTLY INTRODUCED AND IS AT AN EARLY STAGE OF DEVELOPMENT AND MARKET ACCEPTANCE. How2HQ began operating its How2HQ.com web site in September 1999, and only a limited number of e-seekers are using its web site. Broad and timely acceptance of its How2HQ.com web site, which is critical to its future success, is subject to a number of significant factors. These factors include: the ability of its network to support large numbers of e-seekers is unproven; it needs to acquire or develop relevant content; it must effectively market and establish the brand of its site; it needs to significantly enhance the features and services of its How2HQ.com web site to achieve widespread commercial acceptance of that site; and it needs to significantly expand its internal resources to support planned growth of its How2HQ.com web site. How2HQ expects to derive a significant portion of its long-term future revenue from its How2HQ.com web site. Although How2HQ has developed pricing and revenue models for its How2HQ.com web site, these models have not yet proven to be profitable. If How2HQ is unable to establish pricing and revenue models acceptable to its e-seekers and e-partners, its How2HQ.com web site may not be commercially successful. This would seriously harm its business, particularly if How2HQ experience a decline in the growth rate of revenues from its rebate and fulfillment programs.

HOW2HQ HAS A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES IN THE FUTURE. How2HQ has an accumulated deficit. How2HQ has not achieved profitability and expects to incur losses for the foreseeable future. How2HQ expects to derive a significant portion of its revenues for the next 24 months from its recently commenced online rebate program. Its online rebate program carries a low gross margin. How2HQ will need significant revenue growth to cover expenses if other, higher margin, products and services offered on its web site are not successful. Although its revenues have grown recently, How2HQ may not be able to sustain that growth. In fact, How2HQ may not have any revenue growth, and its revenues could decline. Over the longer term, How2HQ expects to derive revenues from its web site, which is based on an unproven business model. Moreover, How2HQ expects to incur significantly higher levels of sales and marketing, and general and administrative expenses. As a consequence of these factors, How2HQ may never be profitable.

HOW2HQ MAY NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO REMAIN COMPETITIVE IN THE ELECTRONIC COMMERCE INDUSTRY. THIS CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. How2HQ may need to raise additional funds and How2HQ cannot be certain that it will be able to obtain additional financing on favorable terms, if at all. If How2HQ cannot raise funds on acceptable terms, if and when needed, it may not be able to develop or enhance its services, take advantage of future opportunities, or grow its business or respond to competitive pressures or unanticipated requirements, which could seriously harm its business.

ITS QUARTERLY OPERATING RESULTS WILL LIKELY VARY SIGNIFICANTLY IN THE FUTURE. How2HQ expects that its revenues and operating results may vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of its results of operations may not be meaningful. In some future quarter or quarters, its operating results are likely to fall below expectations.

    Its quarterly operating results may vary depending on a number of factors, including: demand for its rebate and fulfillment services and its Internet services; fluctuations in average face amount of rebates; actions taken by its competitors, including new product introductions and enhancements; delays or reductions in spending for, or implementation of, technology by potential e-partners as companies attempt to stabilize their computer systems prior to January 1, 2000 in order to reduce the risk of computer system problems associated with the Year 2000 issue; its ability to scale its network and operations to attract and support large numbers of e-seekers, e-partners, suppliers and transactions; its ability to develop, introduce and market new products and enhancements to its existing products on a timely basis; changes in its pricing policies or those of its competitors; its ability to expand its sales and marketing operations, including hiring additional sales personnel; size and timing of sales of its products and services; success in maintaining and enhancing existing relationships and developing new relationships with Staples or other strategic partners (e-partners); compensation policies that reward sales personnel based on achieving annual quotas; its ability to control costs; technological changes in its markets; deferrals of e-partner alliances in anticipation of service enhancements or new services; e-partner budget cycles and changes in these budget cycles; seasonality; entry into the market of new competitors; accounting standards and revenue recognition; fluctuations in operating expenses; and general economic factors. In addition, because How2HQ's increasing expense levels are based in part on expectations of its future revenues, any decline in its revenues below its expectations would have a disproportionately adverse impact on its operating results.

HOW2HQ'S REBATE AND FULFILLMENT OPERATIONS HAVE ACCOUNTED FOR SUBSTANTIALLY ALL OF ITS REVENUES AND GROSS MARGIN SINCE INCEPTION, AND HOW2HQ EXPECTS TO DEPEND ON REBATE AND FULFILLMENT OPERATIONS FOR SUBSTANTIALLY ALL OF ITS REVENUES AND GROSS MARGIN FOR THE FORESEEABLE FUTURE. Rebate and fulfillment and related services accounted for substantially all of How2HQ's revenues since inception. How2HQ anticipates that revenues from its rebate and fulfillment and related services will continue to constitute substantially all of its revenues for the foreseeable future. Consequently, a decline in demand for rebate and fulfillment solutions, or failure to achieve broad market acceptance, would seriously harm its business. How2HQ bills its rebate customers for the full amount of the rebate checks that How2HQ issues to consumers. However, some consumers never cash these rebate checks. Its agreements with its rebate customers generally provide that How2HQ is entitled to retain the amounts paid to it by its rebate customers even though the consumer never cashes the rebate check. In its industry this is referred to as "slippage." The escheat laws of various states provide that under certain circumstances holders of unclaimed property (possibly including, under certain interpretations of such laws, slippage amounts) must surrender that property to the state. Our quarterly operating results could suffer if slippage decreases because more customers cash their rebate checks or if a state claims that it is entitled to the slippage amounts as a result of the unclaimed property or escheat laws of that state. In addition, a decline in the amount of slippage that we retain could decrease our gross margins and negatively impact our results of operations.

    We depend on Staples and its vendors for a material portion of our business. We depend upon our relationship with Staples and its vendors for a material portion of our existing and anticipated business. We expect that we will continue to depend upon Staples and its vendors for a material portion of our initial offerings and for a significant portion of our revenues in future periods. As a result of this concentration of sales, our business, operating results or financial condition could suffer as a result of the termination of our relationship with Staples or its vendors. In addition, there can be no assurance that our relationship with Staples and its vendors will continue, or if continued, will reach or exceed projected levels in any future period. The initial term of our agreement with Staples is until July 2000. The agreement is renewable annually upon mutual agreement between Staples and us. In addition, Staples' vendors may not use or continue to use our rebate and fulfillment services. Therefore, there can be no assurance that Staples, its vendors or any of our customers will generate significant revenues in future periods. Our future success will depend on our ability to obtain additional relationships with retailers, vendors and businesses. The loss of all or any part of our relationship with Staples or its vendors, or our failure to develop additional relationships, would seriously harm our business, financial condition or results of operations.

WE FACE POTENTIAL CONFLICTS OF INTERESTS RELATING TO CITADEL. Because of our relationship with Citadel and our interlocking directors, officers and stockholders, we are likely to face potential conflicts of interest relating to Citadel. Executives, employees and consultants associated with Citadel assisted in the development of the How2HQ service and business model in part. Mr. Steven
B. Solomon is the Chief Executive Officer and President of Citadel as well as Founder, Chairman and Chief Executive Officer of How2HQ. In addition, Kenneth R. Johnsen, its President and Chief Operating Officer, and Lawrence Lacerte, Victor
K. Kiam II, Mark Rogers, Chris A. Economou and Edward A. Pierce serve as directors of both Citadel and How2HQ.

    Citadel also provided us with various services, including research and development assistance; technical support and administrative services. Citadel also subleases a portion of its Dallas, Texas facilities to us for the remaining term of the lease. Citadel has also guaranteed our obligations under leases, including our office space in Santa Monica, California, and our telephone equipment lease.

    Certain of our executive officers, key employees and directors also own, or hold an option to purchase, equity securities of Citadel. Accordingly, conflicts of interest may arise from time to time between Citadel and us particularly with respect to the pursuit of overlapping corporate opportunities. We have not adopted any formal plan or arrangement to address these potential conflicts of interest and intend to review related-party transactions with Citadel on a case-by-case basis.

    Because we have interlocking directors and officers with Citadel, there may be inherent conflicts of interest when these directors and officers make decisions related to transactions between Citadel and us. Directors may be required to abstain from voting with respect to matters involving both Citadel and our company. We could lose valuable management input from these directors and officers who have conflicts.

IMPLEMENTATION OF ITS HOW2HQ.COM E-COMMERCE SOLUTIONS BY LARGE CUSTOMERS IS COMPLEX, TIME CONSUMING AND EXPENSIVE. HOW2HQ EXPECTS TO EXPERIENCE LONG SALES AND IMPLEMENTATION CYCLES. How2HQ's e-commerce solutions are often deployed with many products offered by a manufacturer or retailer. Its implementation by large organizations is complex, time consuming and expensive. In many cases, its rebate customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to use its services, including benefits, ease of use, ability to work with existing systems, ability to support a larger rebate customer base, functionality and reliability. Furthermore, How2HQ must educate potential rebate customers on the use and benefits of its services. In addition, How2HQ believes that the purchase of its services is often discretionary. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the rebate customer organization. The implementation and deployment of its services requires a significant commitment of resources by its rebate customers and third-party manufacturers in the case of retail rebate customers. Because How2HQ targets large rebate customers, its sales cycles are typically long and as a result our business model may not be successful.

HOW2HQ.COM'S BUSINESS IS VERY LABOR INTENSIVE. How2HQ.com depends on its ability to recruit, hire, train and retain qualified employees and independent contractors. A significant increase in its employee turnover rate could increase its recruiting and training costs and decrease operating effectiveness and productivity. Also, the addition of significant new customers or the implementation of new high-volume programs may require it to recruit, hire and train qualified personnel at an accelerated rate. How2HQ may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff its services in support of its customers' programs. Because labor costs are a significant portion of its costs, an increase in wages, costs of employee benefits or employment could seriously harm our business, results of operations or financial condition. In addition, How2HQ's facilities are located in areas with relatively low unemployment rates, and it is more difficult and costly to hire qualified personnel in these areas, including Dallas, Los Angeles, Silicon Valley and Seattle.

HOW2HQ'S MARKETS ARE HIGHLY COMPETITIVE. The businesses in which How2HQ operates are highly competitive and fragmented. How2HQ expects competition to persist and to intensify in the future. Its rebate competitors include small firms offering specific promotion fulfillment applications, divisions of larger entities and large independent firms, such as Young America Corporation and , Continental Promotions Group A number of competitors have or may develop greater capabilities and resources than it. Similarly, additional competitors with greater resources than it may enter this industry. Its performance and growth could be harmed if its existing rebate customers decide to provide in-house customer service operations that currently are outsourced or if potential rebate customers retain or increase their in-house customer service operations or use other providers. In addition, competitive pressures from current or future competitors could cause its services to lose market acceptance or result in significant price erosion. This could result in a material adverse effect upon its business, results of operations or financial condition.

    The market for our Internet tutorial, training, and How2 business and content conversion services is also intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services offered. We primarily encounter competition with respect to different aspects of our business from tutorial web sites offered by companies such as Learn2.com, Inc. and eHow, Inc., as well as Internet portals, search engines or specific interest sites offered by companies such as Ask Jeeves, Inc., Martha Stewart Living Omnimedia LLC, About.com, Inc. and iVillage, Inc. In addition, because there are relatively low barriers to entry in the online tutorial, content conversion and e-commerce markets, we expect additional competition from other established and emerging companies, as the markets continue to develop.

    Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, production and other resources. In addition, some have significantly greater name recognition and a larger existing base of customers, and many have well-established relationships with our current and potential e-partners and rebate customers and have extensive knowledge of our industry. In the past, we have lost potential rebate customers to competitors for various reasons, including lower prices and other incentives not matched by us. Our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

HOW2HQ.COM'S BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED. How2HQ believes that a broad recognition and a favorable consumer perception of the How2HQ.com brand are essential to its future success. Accordingly, How2HQ intends to pursue an aggressive brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. These initiatives will involve significant expense. If its brand enhancement strategy is unsuccessful, these expenses may never be recovered and How2HQ may be unable to increase future revenues. Successful positioning of its brand will largely depend upon the quantity, quality and timeliness of its tutorial content; the success of its advertising and promotional efforts; and its ability to provide high quality customer service. To increase awareness of its brand and expand it to a wide range of products and services, How2HQ will need to spend significant amounts on advertising and promotions. These expenditures may not result in a sufficient increase in revenues to cover these advertising and promotions expenses. In addition, even if brand recognition increases, the number of new users or the number of transactions on the How2HQ.com service may not increase. Also, even if the number of new users increases, those users may not use the How2HQ.com service on a regular basis.

HOW2HQ DEPENDS UPON STRATEGIC ALLIANCES TO DEVELOP CONTENT FOR ITS WEB SITE, SELL ITS SERVICES AND IMPLEMENT ITS TECHNOLOGY SOLUTIONS. How2HQ depends upon third parties for several critical elements of its business, including content development, product sales and technology. Some of its licensed content is available from a limited number of sources. Although to date How2HQ has been able to license or develop adequate tutorials, in the future we may not be able to obtain sufficient content from third parties, or to develop our own content. How2HQ depends on the quality and reliability of the licensed tutorials and the timely delivery of those tutorials by its sources. How2HQ believes that it can arrange alternate sources for some or all of the third party tutorials, but the inability of any of these content providers to provide these tutorials to it on a timely basis could affect the performance of its business. How2HQ currently has strategic relationships with retailers and manufacturers who sell their products through its How2HQ.com site. Its distribution arrangements typically are not exclusive and may be terminated. There is no assurance that these arrangements will result in revenues or be profitable for it. How2HQ has contracted with third parties, and plans to continue to contract with third parties, to manage, maintain and expand the computer and communications equipment and software needed for the day-to-day operations of its How2HQ.com web site. Examples of third parties with whom How2HQ has existing contractual relationships include Exodus and Netscape. Third parties provide services to us including the following: (1) managing the web server for the How2HQ.com web site, (2) maintaining its communications lines (3) managing the network data centers where its network data is stored and (4) integration and testing of the compatibility of each web page on its web site. If these third parties do not perform to its requirements, How2HQ would have to obtain similar services from another provider or perform these functions internally. How2HQ may not be able to successfully obtain or perform these services on a timely and cost-effective basis. Due to the third party installation of the computers, communications equipment and software needed for the day-to-day operations of its How2HQ.com web site, How2HQ may be entirely dependent on that party to manage, maintain and provide security for it.

IF HOW2HQ LOSES ITS KEY PERSONNEL OR CANNOT RECRUIT ADDITIONAL PERSONNEL, ITS BUSINESS MAY SUFFER. Since its formation in January 1999, How2HQ has expanded from one employee to more than 150 employees. How2HQ also has employed many key personnel since its formation, including Steven B. Solomon, its Chairman and Chief Executive Officer, Kenneth R. Johnsen, its President and Chief Operating Officer, Juli Spottiswood, its Chief Financial Officer, Andrew F. Adams, its Chief Technology Officer and other key managerial, marketing, planning, financial, technical and operations personnel. How2HQ expects to continue to add additional key personnel in the near future. How2HQ does not have "key person" life insurance policies on any of its key personnel. Competition for key personnel with experience in Internet commerce is also intense. How2HQ's future success also depends on its continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. How2HQ depends on hiring additional personnel to increase its direct sales, research and application development organizations. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and How2HQ may fail to retain its key employees or to attract or retain other highly qualified personnel. How2HQ's business would be negatively impacted if we were to lose the services of these employees or fail to hire qualified new personnel.

IN ORDER TO MANAGE ITS GROWTH AND EXPANSION, HOW2HQ WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS. How2HQ has recently experienced a period of significant expansion of its operations that has placed a strain upon its management systems and resources. If How2HQ is unable to manage its growth and expansion, its business will be seriously harmed. In addition, How2HQ has recently hired a significant number of employees and plans to further increase its total headcount. How2HQ also plans to expand the geographic scope of its rebate customer base and operations. This expansion has resulted and will continue to result in substantial demands on its management resources. Its ability to compete effectively and to manage future expansion of its operations, if any, will require it to continue to improve its financial and management controls, reporting systems and procedures as well as expand, train and manage its employee work force. How2HQ is currently implementing new systems to manage its financial and human resources infrastructure. Even after How2HQ implements these systems, its personnel, systems, procedures and controls may be inadequate to support its future operations.

HOW2HQ MAY NOT BE ABLE TO INTEGRATE THE OPERATIONS FROM ITS RECENT ACQUISITIONS. How2HQ recently acquired the Forward Companies and 2-Lane Media, Inc. as well as substantially all of the content conversion and multimedia production assets of Broadcast Production Group (BPG Worldwide). How2HQ may have difficulty in assimilating the personnel, operations, technology and software of these operations. In addition, key personnel of the acquired companies may decide not to continue to work for it. This could disrupt its ongoing business, distract its management and employees and increase its expenses.

HOW2HQ MAY NEED TO CONTINUE TO MAKE ACQUISITIONS IN ORDER TO REMAIN COMPETITIVE IN ITS MARKET. ITS BUSINESS COULD BE ADVERSELY AFFECTED AS A RESULT OF ANY OF THESE FUTURE ACQUISITIONS. Since its formation in January 1999, How2HQ has completed the acquisitions of two companies and substantially all of the content conversion and multimedia production assets of a third company. In order to obtain content or other resources or to otherwise remain competitive, How2HQ may find it necessary to acquire additional businesses, products or technologies. If How2HQ identifies an appropriate acquisition candidate, How2HQ may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into its existing business and operations. Further, completing a potential acquisition and integrating the acquired businesses will cause significant diversions of management time and resources. In addition to the acquisitions How2HQ has completed, if How2HQ consummates one or more additional significant acquisitions in which the consideration consists of stock or other securities, its equity could be significantly diluted. If How2HQ were to proceed with one or more significant acquisitions in which the consideration included cash, How2HQ could be required to use a substantial portion of its available cash to consummate any acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, How2HQ may be required to amortize significant amounts of goodwill and other intangible assets in connection with past and future acquisitions, which will adversely affect its results of operations.

HOW2HQ MAY BE SUED FOR INFORMATION RETRIEVED FROM ITS WEB SITE. How2HQ may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information How2HQ publishes on its web site. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. How2HQ could also be subjected to claims based upon the content that is accessible from its web sites through links to other web sites or through content and materials that may be posted by members in chat rooms or bulletin boards. How2HQ may also offer e-mail services, which may subject it to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Its insurance, which covers commercial general liability, may not adequately protect it against these types of claims.

HOW2HQ COULD BE SUBJECT TO LAWSUITS OR CLAIMS RELATED TO PRODUCTS AND SERVICES OFFERED THROUGH THE HOW2HQ.COM WEB SITE. Consumers may sue How2HQ if any of the products or services that How2HQ or its partners sell online are defective, fail to perform properly or injure the user. To date, How2HQ has had very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of these products. How2HQ plans to develop a range of products targeted specifically at e-seekers through its tutorial web sites and other e-commerce web sites that How2HQ may acquire in the future. How2HQ also may foster relationships with manufacturers or companies to offer these products directly on its web site. This strategy involves numerous risks and uncertainties. Any errors, defects or other performance problems could result in financial or other damages to e-seekers. A product liability or other claim brought against How2HQ, even if not successful, would likely be time consuming and costly and could seriously harm its business. Liability claims could require it to spend significant time and money in litigation or to pay significant damages. As a result, any of these claims, whether or not successful, could seriously damage its reputation and its business.

IF THE PROTECTION OF ITS INTELLECTUAL PROPERTY IS INADEQUATE, ITS COMPETITORS MAY GAIN ACCESS TO ITS TECHNOLOGY, AND HOW2HQ MAY LOSE CUSTOMERS. How2HQ depends on its ability to develop and maintain the proprietary aspects of its technology. To protect its proprietary technology, How2HQ relies primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws. How2HQ seeks to avoid disclosure of its trade secrets through a number of means, including but not limited to, requiring those persons with access to its proprietary information to execute confidentiality agreements with it and restricting access to its source code. How2HQ seek to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. How2HQ cannot assure you that any of its proprietary rights with respect to its How2HQ.com web site will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

    Although How2HQ has filed a provisional patent application with respect to its rebate e-commerce applications, How2HQ has been issued no patents, and none may be issued from its existing provisional patent application. Its future patents, if any may be successfully challenged or may not provide it with any competitive advantages. In addition, How2HQ may not develop proprietary products or technologies that are patentable and other parties may have prior claims.

    Despite its efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that How2HQ regard as proprietary. Policing unauthorized use of its products is difficult, and while How2HQ is unable to determine the extent to which piracy exists, piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect its proprietary rights to as great an extent as do the laws of the United States. Its means of protecting its proprietary rights may not be adequate and its competitors may independently develop similar technology, duplicate its products or design around patents issued to it or its other intellectual property.

    There has been a substantial amount of litigation in the Internet industry regarding intellectual property rights. It is possible that in the future third parties may claim that How2HQ or its current or potential future products or services infringe their intellectual property. How2HQ expects that developers and providers of e-commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays in implementation of its services or require it to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to it, which could seriously harm its business.

HOW2HQ IS DEPENDENT ON ITS DOMAIN NAMES, AND HOW2HQ COULD SUFFER LOSSES IF ITS DOMAIN NAMES ARE NOT PROTECTED. How2HQ currently holds the Internet domain name "www.how2hq.com," as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, How2HQ may not acquire or maintain the "www.how2hq.com" domain name in all of the countries in which How2HQ conduct business.

    The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, How2HQ could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of its trademarks and other proprietary rights.

ITS BUSINESS COULD BE ADVERSELY AFFECTED IF THE SYSTEMS HOW2HQ USES ARE NOT YEAR 2000 COMPLIANT OR IF ITS CUSTOMERS OR POTENTIAL CUSTOMERS ALTER THEIR PURCHASING PATTERNS AS A RESULT OF THE YEAR 2000 PROBLEM. The risks posed by Year 2000 issues could adversely affect its business in a number of significant ways. Although How2HQ believes that its internally developed systems and technology are Year 2000 compliant, its information technology systems nevertheless could be substantially impaired or cease to operate due to Year 2000 problems. Additionally, How2HQ relies on information technology supplied by third parties, and its participating sellers also are heavily dependent on information technology systems and on their own third-party vendor systems. Year 2000 problems experienced by it or any of these third parties could materially affect its business. Additionally, the Internet could face serious disruptions arising from the Year 2000 problem. How2HQ cannot guarantee that any of its participating e-partners or other Internet vendors will be Year 2000 compliant in a timely manner, or that there will not be significant interoperability problems among information technology systems. How2HQ also cannot guarantee that e-seekers and e-partners will be able to use its web site without serious disruptions arising from the Year 2000 problem. Given the pervasive nature of the Year 2000 problem, How2HQ cannot guarantee that disruptions in other industries and market segments will not adversely affect its business. Moreover, its costs related to Year 2000 compliance, which thus far have not been material, could ultimately be significant. In the event that How2HQ experiences disruptions as a result of the Year 2000 problem, its business could be seriously harmed.

CAPACITY CONSTRAINTS AND SYSTEM FAILURES COULD HARM ITS BUSINESS. If How2HQ cannot expand its systems to cope with increased demand, or its systems otherwise fail to perform, How2HQ could experience unanticipated disruptions in service; slower response times; decreased e-seeker service and satisfaction; or delays in the introduction of new products and services. Any of these factors could impair its reputation, damage the How2HQ.com brand and harm our business, results of operations and financial condition.

    How2HQ uses internally developed and third party systems to operate the How2HQ.com web site, including transaction processing and order management systems that were designed to be scalable. However, if the number of users of the How2HQ.com service increases substantially, How2HQ will need to significantly expand and upgrade its technology, transaction processing systems and network infrastructure. How2HQ does not know whether How2HQ will be able to accurately project the rate or timing of any increases, to allow it to upgrade its systems and infrastructure in a timely manner to accommodate these increases. In addition, e-seekers will depend on Internet service providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for access to the How2HQ.com web site. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to its systems. Any delays in response time or performance problems could cause e-seekers to perceive How2HQ's web site as not functioning properly and therefore cause them to use other web sites.

    Its ability to facilitate transactions successfully and provide high quality e-seeker service also depends on the efficient and uninterrupted operation of its computer and communications hardware systems. The How2HQ.com service may experience periodic system interruptions from time to time. Its systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. While we plan establish redundant servers to provide limited service during system disruptions, How2HQ does not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services. In addition, How2HQ does not carry sufficient business interruption insurance to compensate for losses that could occur. Any system failure that causes an interruption in service or decreases the responsiveness of the How2HQ.com service could impair its reputation, damage its brand name and materially adversely affect its revenues.

    Its business is highly dependent on its computer and telephone equipment and software systems. While How2HQ maintain backup systems, the temporary or permanent loss of any of these equipment or systems, through casualty loss due to factors such as fire, flood, earthquake or tornado, or operating malfunction, could seriously harm its business. While How2HQ has property and business interruption insurance, its insurance may not adequately compensate it for all losses.

ABANDONED PROPERTY LAWS MAY REQUIRE HOW2HQ TO SURRENDER UNCLAIMED REBATE PAYMENTS TO A STATE. The unclaimed property (or escheat) laws of each state provide that under circumstances defined in the state's statutes, holders of unclaimed property (possibly including the rebate checks that consumers do not cash, also called slippage) must surrender that property to the state. As a result, a state could assert that it is entitled to unclaimed rebate checks that How2HQ has issued to consumers which could harm its business, results of operations and financial condition. In addition, the escheat laws are uncertain and may change. Also, those states may seek to require its rebate customers to surrender the slippage amounts to the states and any other state may be successful in any action under its escheat laws to require How2HQ to surrender to it slippage amounts unclaimed by residents of that state. The escheat laws are uncertain and may change, How23HQ's interpretation of escheat laws may not prevail in any action by a state to recover any slippage amounts, a state may seek to require its rebate customers to surrender the slippage amounts to them, or a state may be successful in an action under its escheat laws to require it to surrender to it slippage amounts unclaimed by residents of that state. Any such actions could have a material adverse effect on How2HQ's business, results of operations, and financial condition.

HOW2HQ DEPENDS ON INCREASING USE OF THE INTERNET AND ON THE GROWTH OF E-COMMERCE. IF THE USE OF THE INTERNET AND E-COMMERCE DO NOT GROW AS ANTICIPATED, ITS BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED. Its How2HQ.com web site depends on the increased acceptance and use of the Internet as a medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of e-seekers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

    How2HQ's business would be materially adversely affected if use of the Internet and other online services does not continue to increase or increases more slowly than expected; the technology underlying the Internet and other online services does not effectively support any expansion that may occur; or the Internet and other online services do not create a viable commercial marketplace, inhibiting the development of e-commerce and reducing the need for How2HQ's products and services.

    The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary communication and computer network technology, particularly if rapid growth of the Internet continues; delayed development of enabling technologies and performance improvements; delays in the development or adoption of new standards and protocols; and increased governmental regulation.

INCREASED GOVERNMENT REGULATION COULD LIMIT THE MARKET FOR, OR IMPOSE SALES AND OTHER TAXES ON THE SALE OF, ITS PRODUCTS AND SERVICES, OR ON PRODUCTS AND SERVICES PURCHASED THROUGH ITS HOW2HQ.COM WEB SITE. As Internet commerce evolves, How2HQ expects that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communication and commercial medium. If enacted, these laws, rules or regulations could limit the market for its products and services.

    How2HQ does not collect sales or other similar taxes for goods and services purchased through its How2HQ.com web site. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies like it that engage in or facilitate e-commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce and could adversely affect its opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that How2HQ should collect sales or other taxes on the exchange of goods and services through its How2HQ.com web site could seriously harm its business.

    Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been proposed in the U.S. Congress. This legislation could ultimately be enacted into law or this legislation could contain a limited time period when this tax moratorium will apply. In the event that the tax moratorium is imposed for a limited time period, the legislation could be renewed at the end of this period. Failure of Congress to enact or renew this legislation could allow various states to impose taxes on e-commerce, and the imposition of these taxes could seriously harm its business.

ONLINE SECURITY BREACHES COULD HARM ITS BUSINESS. The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the How2HQ service. Substantial or ongoing security breaches of its system or other Internet-based systems could significantly harm its business. How2HQ will require buyers to guarantee their offers with their credit card, either online or through its toll-free telephone service. It relies on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by it to protect e-seeker transaction data. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into its systems or those of its e-seekers, e-partners or suppliers, which could disrupt its How2HQ.com web site or make it inaccessible to e-seekers, e-partners or suppliers.

    How2HQ incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent its security systems could steal proprietary information or cause interruptions in its operations. Security breaches also could damage its reputation and expose it to a risk of loss or litigation and possible liability. Its insurance policies limits may not be adequate to reimburse it for losses caused by security breaches. How2HQ cannot guarantee that its security measures will prevent any potential security breaches.

    How2HQ also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet and, therefore, the How2HQ.com service as a means of conducting commercial transactions.

HOW2HQ IS HEAVILY DEPENDENT ON TELEPHONE, POSTAL AND DELIVERY SERVICES. How2HQ materially relies on services provided by various local and long distance telephone companies in connection with its rebate and fulfillment business. A significant increase in the cost of telephone services or any significant interruption in telephone services, could have a material adverse affect on its business. Its business is also materially dependent on the United States Postal Service and, to a lesser degree, on private delivery companies. Postal and delivery service rate increases affect the cost of its mailings and shipments to consumers. How2HQ benefit from discounts from the basic postal rate structure, such as discounts for bulk mailings and pre-sorting by zip code and carrier routes. Any increase in postal and other delivery service rates, including the elimination of existing discounts, could have a material adverse affect on its business. From time to time, the United States postal rate may increase.

HOW2HQ HAS IMPLEMENTED ANTI-TAKEOVER PROVISIONS THAT COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE IT. Some provisions of How2HQ's certificate of incorporation and bylaws, as well as some provisions of Delaware law, could make it more difficult for a third party to acquire it, even if doing so would be beneficial to its stockholders. These provisions may also discourage possible acquirers from even considering acquiring it.

ITS EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CONTROL IT AND COULD LIMIT THE ABILITY OF ITS OTHER STOCKHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER TRANSACTIONS SUBMITTED FOR A VOTE OF ITS STOCKHOLDERS. How2HQ, its executive officers, directors and principal stockholders, including Citadel, will beneficially own, in the aggregate, in excess of 50% of its outstanding common stock. Citadel owns 20,000,000 shares of its common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions that could have the effect of delaying or preventing a third party from acquiring control over it.

HOW2HQ DOES NOT ANTICIPATE PAYING DIVIDENDS IN THE NEAR FUTURE. How2HQ has never declared or paid a cash dividend on its common stock. How2HQ does not anticipate paying cash dividends on its common stock in the foreseeable future.

RESULTS OF OPERATIONS

NET REVENUE
During the three months ended May 31, 1999, the Company had net sales of $1,592,485, an increase of $558,290, or 54.0%, over net sales of $1,034,195 during the three months ended May 31, 1998. The Company attributes the sales increase to its How2HQ subsidiary, which acquired 2-Lane Media, Inc. ("2-Lane'), a web site and e-commerce design company, and The Forward Companies ("Forward"), a rebate/order fulfillment company. Net sales for the 1999 period for How2HQ were $1,391,912. The sales attributed to the Company's software products declined from $1,034,195 to $200,573, or a decrease of $833,622, or 80.5%. The
Company attributes the decrease in its software product revenue to the closing of its England distributor, the reduction in purchases from its Japanese distributor, the deferral of several large OEM/system integrator purchases and the late introduction of its WinShield Secure PC product. In addition, while the Company can not quantify the impact, the Company feels that the Y2K issue has influenced certain customers to allocate IT resources that would have traditionally been spent on software purchases to the resolution of this issue.

The Company completed beta testing its new WinShield Secure PC product and launched this product in August 1999. The Company also expects to launch other new products and upgrades in the future quarters of fiscal 2000 that will provide ease-of-use security solutions for Internet and intranet applications on Microsoft and Novell platforms.

COST OF SALES
The costs and expenses incurred in connection with producing the Company's products were $937,918 during the quarter, an increase of $867,587, or 1,233.6%, over cost of sales of $70,331 for the same period last year. As a percentage of sales, the Company's cost of sales for the quarter increased from 6.8% for the three months ended May 31, 1998 to 58.9% for the three months ended May 31, 1999. The increase in cost of sales for the current quarter over the same quarter last year can be attributed to the results of operations of How2HQ. Costs and expenses for How2HQ were $911,997, or 65.5% of sales, due to the higher costs of sales related to the rebate and fulfillment operations. The actual cost of sales attributed to the Company's software products decreased to $25,921, or 12.9% of software sales, for the quarter ended May 31, 1999 from $70,331, or 6.9% of software sales, for the same quarter last year. The increase as a percentage of sales resulted from a decrease in the average order size this quarter over the same period last year, which resulted from a reduction in distributor sales this quarter over the same period last year.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development costs charged to expense for the quarter were $303,076 versus $104,724 for the same period last year, or an increase of $198,352, or 189.4%. Research and development costs of approximately $130,000 and $500,000 for the quarters ended May 31, 1999 and 1998, respectively were capitalized. Research and development cost charged to expense related to the Company's software products were $150,583 for the quarter versus $104,724 for the same quarter last year. The remaining costs charged to development expense during the quarter related to development cost of How2HQ of $152,493. The increase in the software development costs charged to expense during the quarter relates to the Company performing more non-capitalizable development activities this quarter compared to the same period this year. The decrease in the costs capitalized during the quarter related primarily to a decrease in the level of development work being performed by outside contract consultants during the current quarter when compared to the same quarter last year. The Company internally developed its WinShield Secure PC product ("Secure PC"), the total security solution for desktops. The Company completed beta testing on Secure PC during the quarter and launched it during August 1999. Secure PC was originally scheduled for beta testing in April 1999, but was delayed due to enhancements of the product. The Company plans to continue to develop its new products and upgrades and enhancement internally for at least the remainder of the year. Due to the Company's limited development resources it may be reasonable to expect that the development of new products and enhancements and upgrades to existing products may be delayed in the future, which could have an negative impact of the Company's software unit's operating results.

SELLING AND MARKETING EXPENSE
Selling and marketing expense increased from $471,394 for the quarter ended May 31, 1998 to $1,282,835 for the quarter ended May 31, 1999, an increase of $811,441 or 172.1%. As a percentage of sales, selling and marketing expenses for the quarter increased from 45.6% to 80.6%. Selling and marketing expenses by company are as follows (i) Citadel $1,083,996,or 540.4% of sales, and (ii) How2HQ $198,840, or 14.3% of sales.

As noted above, the Company's selling and marketing expenses related to its software products increased from $471,394, or 45.6%, of sales for the three months ended May 31, 1998 to $1,083,996, or 540.4% of sales, for the three months ended May 31, 1999. During the last two quarters, the Company increased both its general marketing expenditures, which were aimed at increasing the Company's name and product recognition, as well as its direct marketing expenditures, which were aimed at a particular market segment, i.e., education, corporate, government, etc. The majority of these direct marketing expenditures are front-loaded, i.e., the costs are recognized now, while the benefits are not expected to be derived until future quarters. The Company does not feel that current quarter's costs are indicative of what the cost will be in future quarters. The Company plans, in the future, to do more sales specific marketing and less general marketing. Therefore, the Company anticipates that these expenses will be reduced both on a dollar and percentage basis in future quarters. In addition, the Company allocated considerable resources, in the past, to building its inside and outside sales infrastructure. The Company does not anticipate that it will be required to allocate the same amount of resources in the future.

While the Company does not anticipate that its selling and marketing expenses related to its software products will increase in future quarters, it does expect that the selling and marketing expenses related to How2HQ will increase significantly.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $351,292, or 98.9% from $355,339 for the quarter ended May 31, 1998 to $706,631 for the quarter ended May 31, 1999. This resulted primarily from the addition of How2HQ and its acquisitions, which increased general and administrative expenses by $451,404 during the quarter. General and administrative expenses, during the quarter, associated with the Company's software products declined $100,112 from the same period last year. This can be attributed to the Company's restructuring and cost control programs implemented during the previous fiscal year. As a percentage of sales these expenses increased from 34.4% in 1998 to 44.4% in 1999. The increase in the percentage is the result of the general and administrative expenses increasing greater on a consolidated basis than did the consolidated revenues (98.9% versus 54.4%), which related to the addition of How2HQ.com and its acquisitions. The Company would expect that as it continues to develop How2HQ, these expenses, on a consolidated basis, would continue to increase.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense increased $167,277, or 47.5%, to $519,703 from $352,426 for the three months ended May 31, 1999 and 1998, respectively. This increase resulted from the depreciation and amortization expense associated with How2HQ this quarter. The Company would expect that these expenses will be higher in succeeding quarters due to the amortization of goodwill associated with How2HQ's acquisition of 2-Lane and Forward. During the last quarter of the previous fiscal year, the Company wrote-off approximately $1,200,000 of purchased software costs. This write-off had the impact of reducing the depreciation and amortization expense in the current quarter by approximately $125,000.

OTHER INCOME (EXPENSE)
During the quarter the Company provided an additional reserve of $25,000 related to the settlement of certain lawsuits. The Company will continue to evaluate its reserves relating to this issue and will provide an adjustment as it considers necessary. Interest expense for the three months ended May 31, 1999 decreased to $11,478, a decrease of $39,726, or 77.6%, over net interest expense of $51,204 during the same period last year. This resulted primarily from the Company having less interest bearing debt during this quarter than during the quarter ended May 31, 1998. Other income of $28,276 during the quarter ended May 31, 1999 primarily represents interest income received on interest bearing deposits during the quarter.


OPERATING LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM As a result of the foregoing the Company, for the three months ended May 31, 1999 reported a net loss before minority interest and extraordinary items of $2,165,880, compared to a net loss of $371,223 for the same period last year.

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT
During the quarter ended May 31, 1998, the Company recognized a gain on the settlement of debts of $527,221 relating primarily to the restructuring of a certain note payable to Inxight, a division of Xerox. In connection with the restructuring, Inxight agreed to reduce a certain note and accrued interest due from the Company by $520,816. In exchange the Company agreed to a shorter maturity on the note and the issuance of 250,000 shares of the Company's common stock to Inxight (valued at $92,500 as of the date of the transaction). The value of the stock was been treated as a reduction in the gain associated with the transaction. The remaining balance relates to miscellaneous gains recognized by the Company associated with the settlement of balances due various vendors during the quarter.

NET LOSS
As a result of the aforementioned, the Company, for the three months ended May 31, 1999, reported a net loss of $1,882,869, compared to a net profit of approximately $155,998 for the same period last year.

DIVIDENDS ON PREFERRED STOCK
Preferred stock dividends consisted primarily of dividends accrued on Series D preferred stock. In June 1999, the Company converted the $2,000,000 of Series D preferred stock, plus dividends in arrears of approximately $238,000, into 2,081,937 shares of the Company's common stock.

YEAR 2000 COMPLIANCE
The Company has conducted a review of its computer systems and products to identify those that could be affected by the "Year 2000 Problem," the result of computer programs using two digits rather than four to define the year portion of dates. The Company determined that none of its significant systems or products fail to distinguish the year 2000 from the year 1900. The review continues, in an ongoing process, to examine the risk, if any, to the Company, of vendor or customer exposure to the Year 2000 Problem. To date, no exposure has been discovered which would have a material adverse effect on the Company. Certain software incorporated in the Company's products has been certified by the vendors to be compliant. The financial impact of Year 2000 compliance has not been, and is not expected to be, material to the Company's financial position or results of operations in any given year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at May 31, 1999 were $7,635,010 on a consolidated basis, which included $6,670,792 of cash and cash equivalents of How2HQ.

Cash flows from operations were a negative $2,892,394 for the three months ended May 31, 1999, compared to negative $772,821 for the three months ended May 31, 1998. This decrease was primarily due to an increase in the Company's net loss for the period and a reduction in accounts payable and accrued expenses.

Cash used in investing activities was approximately $5,338,453 for the three months ended May 31, 1999, compared to approximately $507,872 for the same period last year. This increase was due the acquisition of 2-Lane and Forward by the Company's subsidiary, How2HQ.

Cash flows provided by financing activities were $12,479,488 for the three months ended May 31, 1999, compared to $2,519,707 for the three months ended May 31, 1998. This increase was due primarily to the proceeds realized from the sale by How2HQ of shares of its common stock during the quarter.

As a result of the aforementioned factors, cash and cash equivalents increased by $4,248,641 for the three months ended May 31, 1999, versus an increase of approximately $1,239,014 for the same period last year.

Subsequent to the end of the quarter, How2HQ issued 585,000 shares (post split) of its common stock pursuant to private placements to accredited investors under
Section 4(2) under the Securities Act for commitments for proceeds of $2,850,000.

PART II.  OTHER INFORMATION

Except as listed below, all information required by Part II is omitted because the items are inapplicable or the answer is negative.

ITEM 1.   LEGAL PROCEEDINGS

On January 7, 1999, the Company's former Houston landlord filed a lawsuit against the Company alleging a breach of a lease covering the Company's former Houston office space. The suit sought damages in excess of $750,000, plus attorney's fees, pre and post interest and court costs. In July 1999, the parties reached an agreement in principle to settle the suit for $325,000 to be paid over nine months, with an agreed judgment in the amount of $460,000 in the event the Company fails to make its payments under the settlement agreement.

The Company and its President are involved in an arbitration proceeding with Vestcom Ltd., a group that claims it is entitled to compensation and a finder's fee for introducing the Company to a third party. Vestcom Ltd. is seeking damages of the value of 100,000 shares of the Company's common stock (alleged to be $1,900,000), plus 50% of additional compensation paid by the Company to such third party. The Company believes it has defenses to such claims. The Company and its President filed a declaratory judgment action against Vestcom seeking to determine that the alleged contract was not valid based on the Company's defenses. The case is styled Citadel Computer Systems, Inc. and Steven B. Solomon v. Vestcom, Ltd., in the 193rd Judicial District Court in Dallas County, Texas. In October 1998, the Texas state court entered a judgment and preliminary injunction in favor of the Company and its president that the purported agreement was a forgery. As a result, the arbitration proceeding was dismissed by the American Arbitration Association. The defendant has appealed the decision of the Texas court. In November 1998, Vestcom filed a lawsuit against the Company in Texas state court styled Vestcom v. Citadel in the 68th Judicial Court, Dallas County, Texas, reasserting the same basic claims as in the arbitration proceeding. The parties held mediation in September 1999 and were not able to come to agreement with regards to a settlement, but agreed to continue to talk with that purpose in mind.

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

At this time, the Company is unable to predict the ultimate outcome of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any. Unfavorable resolutions of these lawsuits or costs of litigation and settlement could have a material adverse effect on our results of operations or financial condition.

The Company is also involved in routine litigation from time to time. Such litigation is not material to the Company's consolidated financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

In the quarter the Company's subsidiary, How2HQ, issued 1,188,251 shares of its common stock pursuant to private placements to accredited investors under
Section 4 (2) of the Securities Act, for commitments for proceeds of $8,710,500.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Ex - 27   Financial Data Schedule


REPORTS ON FORM 8-K.

The Company filed no Current Reports on Form 8-K during the quarter ended May 31, 1999. Subsequent to the end of the quarter, on June 3, 1999, the Company filed a Current Report on Form 8-K relating to its acquisition of the Forward Companies.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CITADEL TECHNOLOGY, INC.
                                  (REGISTRANT)


Date: September 24, 1999      By: /s/ STEVEN B. SOLOMON
                              Steven B. Solomon, President and Chief Executive
                              Officer
                              (Duly Authorized Signatory and Principal Executive
                              Officer)

                              By: /s/ RICHARD L. TRAVIS, JR.
                              Richard L. Travis, Jr., Chief Operating and
                              Financial Officer
                              (Duly Authorized Signatory and Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.              Description
-----------              -----------
   27                    Financial Data Schedule