Form 10QSB
period 1999-08-31
CITADEL TECHNOLOGY INC
filed 1999-10-20
CIK 752789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

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
Yes X  No
   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                          Outstanding at October 18, 1999
--------------------------------------         -------------------------------
Common Stock, Par value $.01 per share                     43,410,698

Transitional Small Business Disclosure Format Yes [ ] No [X]

                            CITADEL TECHNOLOGY, INC.
                                   FORM 10-QSB
               FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 1999
                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION


                                                                                                          Page
                                                                                                          ----

Item 1. Financial Statements

        Consolidated Balance Sheets
           as of August 31, and February 28, 1999.......................................................    3

        Consolidated Statements of Operations
           for the three and six months ended August 31, 1999 and 1998 .................................    5

        Consolidated Statements of Cash Flow
           for the six months ended August 31, 1999 and 1998............................................    6

        Notes to Consolidated Financial Statements .....................................................    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations .........................................................    10



                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings...............................................................................    37

Item 6. Exhibits and Reports on Form 8-K................................................................    39

Signatures. ............................................................................................    39

PART I.    FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS


                            CITADEL TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                                         AUGUST 31,         FEBRUARY 28,
                                          ASSETS                                            1999                1999
                                                                                        ------------        ------------
                                                                                        (UNAUDITED)
CURRENT ASSETS
     Cash                                                                                $     81,045        $  2,210,377
     Accounts receivable, less allowance for returns and
        doubtful accounts of $1,058,245 and $1,208,000                                        781,594             466,288
     Notes receivable from related parties                                                    333,934             478,933
     Inventory                                                                                149,862             148,676
     Other                                                                                    127,921             208,223
                                                                                         ------------        ------------
     Total current assets                                                                   1,474,356           3,512,497

INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED
     AFFILIATE                                                                             13,250,578           4,458,819

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $623,751 and $510,051                                                    343,590             386,901

PURCHASED SOFTWARE, net of accumulated amortization
     of $2,963,458 and $2,718,486                                                           1,149,734           1,394,706

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $864,849 and $577,000                               1,185,877           1,181,052

OTHER ASSETS                                                                                  407,590             448,372
                                                                                         ------------        ------------
                                                                                         $ 17,811,725        $ 11,382,347
                                                                                         ============        ============





The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEETS - CONTINUED




                                                                                          AUGUST 31,          FEBRUARY 28,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                                   1999                 1999
                                                                                         ------------         ------------
                                                                                          (UNAUDITED)

CURRENT LIABILITIES
      Current maturities of long-term debt                                               $    196,383         $    311,812
      Notes payable                                                                           265,333              347,424
      Accounts payable and accrued expenses                                                 1,282,228            2,230,859
                                                                                         ------------         ------------
      Total current liabilities                                                             1,743,944            2,890,095

COMMITMENTS AND CONTINGENCIES                                                                      --                   --

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value per share; authorized
        60,000,000 shares; issued, 47,336,900 shares
        at 8/31/99 and 43,259,274 shares at 2/28/99                                           473,369              432,592
      Preferred stock, $.01 par value per share;
        authorized 1,000,000 shares; issued and outstanding
            Series B convertible, 50 shares (liquidation value $50,000)                             1                    1
            Series D convertible, 2,000 shares (liquidation value $2,000,000
                at 2/28/99)                                                                        --                   20
      Equity notes                                                                                 --              150,000
      Additional paid-in capital                                                           45,255,786           32,835,018
      Accumulated deficit                                                                 (25,578,432)         (20,641,875)
      Notes receivable for exercise of options/warrants                                    (1,582,704)          (1,783,265)
      Treasury stock, at cost (4,164,613 shares)                                           (2,500,239)          (2,500,239)
                                                                                         ------------         ------------
      Total stockholders' equity                                                           16,067,781            8,492,252
                                                                                         ------------         ------------
                                                                                         $ 17,811,725         $ 11,382,347
                                                                                         ============         ============




The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      AUGUST 31,                        AUGUST 31,
                                                                 1999            1998             1999             1998
                                                              -----------    ------------      -----------      -----------
                                                              (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)

Net sales                                                     $   901,819    $  1,077,318      $ 1,102,392      $ 2,111,513

Cost of sales                                                      21,856          60,912           47,777          131,243
                                                              -----------    ------------      -----------      -----------
     Gross profit                                                 879,963       1,016,406        1,054,615        1,980,270

Operating expenses
     Research and development expenses                             94,287         146,609          244,870          251,333
     Selling and marketing expenses                               676,449         958,904        1,760,445        1,430,298
     General and administrative expenses                          214,458         426,152          469,685          781,491
     Depreciation and amortization expense                        336,316         371,491          658,709          723,917
                                                              -----------    ------------      -----------      -----------
                                                                1,321,510       1,903,156        3,133,709        3,187,039
                                                              -----------    ------------      -----------      -----------
         Operating loss                                          (441,547)       (886,750)      (2,079,094)      (1,206,769)

Other income (expense)
     Interest expense                                              (3,642)        (30,847)         (15,120)         (82,051)
     Other                                                          9,765           7,566           (3,945)           7,566
     Equity in loss of unconsolidated
        affiliate                                              (2,242,169)             --       (2,598,045)              --
                                                              -----------    ------------      -----------      -----------
                                                               (2,236,046)        (23,281)      (2,617,110)         (74,485)
                                                              -----------    ------------      -----------      -----------
     Net loss before extraordinary item                        (2,677,593)       (910,031)      (4,696,204)      (1,281,254)

Extraordinary item - forgiveness of debt                               --         205,847               --          733,068
                                                              -----------    ------------      -----------      -----------
              Net loss                                         (2,677,593)       (704,184)      (4,696,204)        (548,186)

Preferred stock dividend requirement                               (9,041)        (59,736)         (64,493)         (79,736)

                                                              -----------    ------------      -----------      -----------
Net loss allocable to common stockholders                     $(2,686,634)   $   (763,920)     $(4,760,697)     $  (627,922)
                                                              ===========    ============      ===========      ===========

Basic and diluted loss per share data
    Net loss before extraordinary item                              (0.06)          (0.04)           (0.11)           (0.06)
    Extraordinary item                                                 --            0.01               --             0.03
                                                              -----------    ------------      -----------      -----------
    Net loss per share                                              (0.06)          (0.03)           (0.11)           (0.03)
                                                              ===========    ============      ===========      ===========

Shares used in computing loss per share
     Basic and diluted                                         42,731,355      26,256,753       41,610,994       24,123,254
                                                              ===========    ============      ===========      ===========



The accompanying notes are an integral part of these statements.

                            CITADEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               SIX MONTHS ENDED
                                                                                                   AUGUST 31,
                                                                                           1999                  1998
                                                                                       ------------          ------------
                                                                                        (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                         $ (4,696,204)           $ (548,186)
      Adjustments to reconcile net loss to net cash
           used by operating activities
                Depreciation and amortization                                               658,709               723,917
                Equity in loss of unconsolidated affiliate                                2,598,045                    --
                Gain on settlement of debt                                                       --              (733,068)
                Provision for uncollectible accounts                                             --                15,000
      Changes in operating assets and liabilities
           Accounts receivable                                                             (315,306)           (1,231,007)
           Notes receivable from related parties                                            144,999              (227,113)
           Other current assets                                                              80,302              (310,916)
           Inventory                                                                         (1,186)              (59,194)
           Bank overdraft                                                                         -               (10,249)
           Accounts payable and accrued expenses                                           (948,631)             (666,132)
           Other assets                                                                      40,782               112,501
                                                                                       ------------          ------------
      NET CASH USED BY OPERATING ACTIVITIES                                              (2,438,490)           (2,934,447)

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                                  (82,569)              (52,413)
      Development of software                                                              (292,681)             (744,506)
                                                                                       ------------          ------------
      NET CASH USED BY INVESTING ACTIVITIES                                                (375,250)             (796,919)

CASH FLOW FROM FINANCING ACTIVITIES
      Net change in notes payable                                                          (197,520)             (118,219)
      Proceeds from sale of preferred stock                                                      --             2,567,391
      Proceeds from sale of common stock                                                    881,928             3,772,015
      Redemption of preferred stock                                                              --              (567,500)
                                                                                       ------------          ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                             684,408             5,653,687
                                                                                       ------------          ------------
      Net increase (decrease) in cash                                                    (2,129,332)            1,922,321
      Cash at the beginning of the period                                                 2,210,377                 8,555
                                                                                       ------------          ------------
      Cash at the end of the period                                                    $     81,045          $  1,930,876
                                                                                       ============          ============



The accompanying notes are an integral part of these statements.

CITADEL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements of Citadel Technology, Inc. ("Citadel") and its majority-owned subsidiaries (collectively, "the "Company") as of August 31, 1999 and for the three and six months August 31, 1999 and August 31, 1998 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial position and results of operations for the interim period. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 1999. The results of operations for the three and six months ended August 31, 1999 are not necessarily indicative of the results to be expected for the entire year (see "Part II. Item 1. Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Risk Factors"). All significant intercompany accounts and transactions have been eliminated.

On August 9, 1999, the Company's subsidiary How2.com, Inc. ("How2") completed the acquisition of certain assets of Broadcast Production Group, Inc. ("BPG"). Under the terms of the acquisition agreements, How2 acquired substantially all of the multimedia production and content conversion assets from BPG, as well as retaining the services of certain key employees. How2 paid $500,000 in cash and 200,000 (post-split) shares of How2 common stock with a guaranteed post-split value of $10.00 per share following an initial public offering, if any. As the result of this acquisition and some additional private placements during the quarter ended August 31, 1999, the Company's ownership interest in How2 was reduced to approximately 46%. Therefore, as the Company's investment in How2 is less than a majority, the Company is using the equity method to account for its investment in How2 and in connection therewith the February 28, 19999 financial information has been restated to account for How2 using such method.

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

CITADEL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 2. CAPITAL TRANSACTIONS

In July 1999, The Company converted the remaining balance of equity notes, $100,000, plus accrued interest of approximately $15,000 for approximately 76,000 shares of Citadel common stock. The number of shares issued was based on the conversion price in effect on the dates the notes were converted.

In June 1999, the Metamor Worldwide Inc. ("Metamor") Company converted the $2,000,000 of Series D preferred stock held by Metamor, plus accrued dividends of approximately $238,000, into 2,081,937 shares of Citadel common stock.

The Company has previously announced that it will distribute to its shareholders of record as of March 18, 1999, 750,000 shares (3,000,000 post-split, Note 6. Subsequent Events) of common stock of How2 upon compliance with Securities and Exchange Commission ("SEC") requirements applicable to Citadel and How2 in connection with the proposed spin-off. Following the four-for-one stock split by How2 in July 1999, Citadel currently anticipates that it stockholders will receive one share of How2 stock for each 13 shares of Citadel common stock owned as of the record date. Compliance with SEC requirements and state law could delay or prevent the completion of the spin-off. There can be no assurances that Citadel will be able to effect the distribution of the shares of How2 to Citadel stockholders on a timely basis or at all. In addition, in connection with the initial public offering of How2, the underwriters will require Citadel, as a major stockholder of How2, to enter into a lockup agreement that will cause the spin-off to be commenced 180 days after the initial public offering. Citadel has agreed to convert certain shares of How2 common stock issued in connection with certain subscription agreements into shares of Citadel common stock, in the event How2 does not become publicly traded within one year from the dates of such agreements. This could result in the issuance of up to 414,000 additional shares of Citadel common stock at a conversion price of $3.75 per share. In addition, Citadel has agreed to convert the shares of How2 common stock issued in connection with the acquisition of 2-Lane Media by How2 into up to 500,000 Citadel shares at the option of the 2-Lane Media shareholders in the event How2 does not become publicly traded by March 2000. These potential issuances would have the effect of diluting Citadel's stockholders if the market price for Citadel's common stock is above that price at the time of conversion.


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


NOTE 3. COMMITMENTS AND CONTINGENCIES, CONTINUED

Texas court. In November 1998, Vestcom filed a lawsuit against the Company in Texas state court styled Vestcom v. Citadel in the 68th Judicial Court, Dallas County, Texas, reasserting the same basic claims as in the arbitration proceeding. The parties held a mediation in September 1999 and were not able to come to agreement with regards to a settlement, but agreed to continue settlement discussions.

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

NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company's ownership interest in How2 as of February 28, 1999 was 62%. As of August 31, 1999 the Company's ownership interest in How2 was 46%. As such, the Company no longer has a majority ownership interest. The Company accounts for its ownership interest in How2 using the equity method of accounting. For comparability purposes, February 28, 1999 information has been restated to account for the Company's investment in How2 under the equity method of accounting.

The following is a summary of condensed unaudited financial information pertaining to How2:

SUMMARIZED BALANCE SHEET                    AUGUST 31, 1999
------------------------                    ---------------

         Current assets                      $ 18,211,366
         Other assets                          20,162,227
                                             ------------
                  Total assets               $ 38,373,593
                                             ============
         Current liabilities                 $  8,043,136
         Long-term debt                         1,529,293
                                             ------------
                  Total liabilities             9,572,429
                                             ------------
         Shareholders' equity                  28,801,164
                                             ------------
                                             $ 38,373,593
                                             ============


                                                      3 MONTHS ENDED    6 MONTHS ENDED
SUMMARIZED STATEMENT OF OPERATIONS                   AUGUST 31, 1999   AUGUST 31, 1999
----------------------------------                   ---------------   ---------------

         Revenues                                      $ 1,275,331          1,766,071
         Gross profit                                      948,102          1,396,611
         Operating loss                                 (4,938,712)        (5,646,654)
         Net loss                                       (4,870,047)        (5,561,003)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

THE COMPANY

Citadel Technology, Inc. ("Citadel" or the "Company") and its consolidated subsidiaries develop and market security and administration software products for both computer networks and desktop personal computers. Citadel's integrated, easy-to-use products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. Citadel's products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. Citadel's software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity. The Company's Internet subsidiary's Internet and e-commerce services are described below.

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

COMPANY PRODUCT RECOGNITION

In July 1999, the Company announced that Compaq Computer Corporation will continue to offer Citadel's award-winning WinShield(TM) software with Compaq computers as part of the Compaq U.S. Education Program. Compaq will provide the workstation version of WinShield to all education customers who purchase select Compaq computers as part of the Compaq Education LearningPaq software promotion.

HOW2.COM - PLANNED SPINOFF, ACQUISITIONS AND RELATED MATTERS

In January 1999, Citadel announced that it had formed a subsidiary, How2.com, Inc. ("How2"), to implement Citadel's Internet and e-commerce strategies. The How2.com web site initially offers channels including How2Work, How2Play, How2Home and How2Shop&Save. Citadel received 5 million shares (20,000,000 post-split). Citadel previously announced that it will distribute 750,000 shares (3,000,000 post split) of How2 common stock owned by Citadel to Citadel's shareholders of record as of March 18, 1999 upon compliance with the Securities and Exchange Commission (SEC) requirements applicable to Citadel and How2 in connection with the proposed spinoff and after the 180 day lockup required by the underwriters in connection with the initial public offering of How2 (see
Note 2 to Consolidated Financial Statements). The completion of the spinoff distribution is subject to certain risks and uncertainties including possible delays related to compliance with the SEC requirements, as to which there can be no assurances.

In July 1999, the Board of Directors of How2 approved a four-for-one stock split after initial valuation discussions with investment banking firms. The stock split will be effected as a 300 percent stock dividend to How2 shareholders of record on July 7, 1999. How2 shareholders as of July 7, 1999 (including Citadel) will be issued a certificate representing three additional shares of common stock for each share of common stock held on the record date.

In August 1999, How2 completed the acquisition of substantially all of the multimedia production and content conversion (to convert traditional media formats into web-enabled content) assets from Broadcast Production Group, Inc. ("BPG"). In addition, How2 retained certain members of the BPG management team as employees of How2. The purchase price consisted of $500,000 in cash and 200,000 post-split shares of How2.com common stock. In connection with the acquisition, How2 agreed to issue additional shares to the shareholders of BPG in the event the common stock does not trade at or above $10 in the thirty days following an initial public offering by How2, if any, based on the average closing price over the 30 day period.

                           FORWARD-LOOKING STATEMENTS

The following discussion and this Quarterly Report on Form 10-QSB contain forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements. Please refer to our annual report on Form 10-KSB for the fiscal year ended February 28, 1999 and How2's Registration Statement on Form S-1 for further discussion of these and other risk factors related to the Citadel and its subsidiaries. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

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

Additionally, we have received requests from the staff of the Securities and Exchange Commission for additional information regarding the accounting for certain of our acquisitions, including questions relating to the write-off of associated in-process research and development costs and other matters. While we has responded to these requests, we cannot determine at this time the effect, if any, that the outcome of this matter will have on our reported financial position or results of operations. However, should the staff of the Securities and Exchange Commission require us to retroactively record any adjustments, the effect could have a material adverse impact on the future trading price of our common stock.

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

WE MAY NOT BE ABLE TO EFFECT THE DISTRIBUTION OF How2 SHARES. In January 1999, Citadel announced the formation of How2, to implement Citadel's Internet and e-commerce strategies. Citadel also previously announced that it intends to distribute 3,000,000 shares of How2 common stock to Citadel's shareholders upon compliance with the Securities and Exchange Commission (SEC) requirements applicable to Citadel and How2 in connection with the proposed spinoff and upon the expiration of a 180 day lockup agreement between Citadel and the underwriter of How2's proposed initial public offering. Compliance with SEC requirements and state law requirements could delay or prevent the completion of the spinoff. There can be no assurances that Citadel will be able to effect the distribution of the shares of How2 to Citadel shareholders on a timely basis or at all.

In addition, Citadel has agreed to convert the shares of How2 common stock issued in connection with the acquisition of 2-Lane Media by How2 into up to 500,000 Citadel shares at the option of the 2-Lane Media shareholders in the event How2 does not become publicly traded by March 2000. Pursuant to the terms of the subscription agreements between How2 and certain of its stockholders, Citadel may be required to issue up to 414,000 shares of Citadel common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) in the event How2 does not become publicly traded by February 2000. These provisions could have the effect of diluting Citadel's stockholders if the market price for Citadel's stock is above that price at the time of conversion.

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

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. However, we do not employ technology to prevent copying of our products. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. The Company does not have any patents or statutory copyrights on any of its proprietary technology which the Company believes to be material to its future success, although How2 has filed a provisional patent application with respect to certain of its business applications and intellectual property rights. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection of the Company's proprietary information, in the event of any unauthorized use or disclosure thereof. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

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

WE MAY NEED ADDITIONAL FINANCING. The Company currently funds product development and sales and marketing activities through existing cash reserves and cash from operations and issuances of securities. In the event that cash from operations and other available funds prove to be insufficient to fund the Company's presently anticipated operations, the Company will be required to seek additional financing. There can be no assurance that, if additional financing is required, it will be available on acceptable terms, or at all. Additional financing may involve substantial dilution to the interests of the Company's then-current shareholders.

ADDITIONAL RISKS RELATED TO OUR INTERNET SUBSIDIARY, HOW2.COM.

The following are certain risks related to the business of How2.com, our Internet subsidiary, and should be considered in addition to the risk factors described above. Any of these factors could have a material adverse effect on Citadel, its results of operations, its financial condition and the market price of its common stock. References to "we," "our," or "us" in these risk factors refers to How2.com.

OUR BUSINESS AND FUTURE PROSPECTS ARE EXTREMELY DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS VERY LIMITED.

     Our company was formed in January 1999. We acquired our rebates operation in May 1999. Our online marketplace began initial operations in September 1999. As a result, we have only a limited operating history on which you can base an investment decision. You should consider our prospects in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in new and rapidly evolving industries such as e-commerce, and are further heightened by our use of an unproven Business-to-Business-to-Consumer, or B2B2C, business model. To address these risks and uncertainties, we must, among other things:

     - develop and enhance our brand, and expand our tutorial content and product and service offerings;

     - establish and sustain e-commerce relationships with manufacturers, retailers, service providers and content providers;

     - generate revenues from multiple new sources, including e-commerce, sponsorships, data mining services, extended warranty sales, content conversion and online training services; and

     - continue to develop and upgrade our technology infrastructure to support our operations and the growth of our online marketplace.

     We cannot assure you that our online digital marketplace concept will receive market acceptance or that consumers, once on our site, will buy products through our online marketplace. We expect to derive all of our long-term future revenue from our online marketplace. Our online marketplace has produced only minimal revenues and is not yet profitable. If we are unable to establish pricing and revenue models acceptable to consumers, our e-seekers, and manufacturers, retailers, service organizations and content providers, or our e-partners, our online service may not be commercially successful.

     We may not successfully accomplish any of our objectives. If we do not successfully address these risks, our business would be materially adversely affected.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

     We had a net loss and an accumulated deficit of approximately $2.2 million for the period from our inception through June 30, 1999. We expect to incur substantial operating losses for the foreseeable future. We may not have any revenue growth in the future, and our revenues could decline. Moreover, we expect to significantly increase our sales and marketing expenses as well as general and administrative expenses. Over the longer term, we expect to derive a substantial portion of our revenues from our non-rebate online services, but these services are based on an unproven business model. As a consequence, we may never be profitable.

WE ARE DEPENDENT ON STAPLES AND ITS VENDORS FOR A SUBSTANTIAL PORTION OF OUR BUSINESS.

     We are dependent upon our relationship with Staples and its vendors who choose to participate in our online rebate services for a substantial portion of our existing and anticipated revenues. We expect that we will continue to be dependent upon Staples and its vendors for a significant portion of our revenues in future periods. As a result of this concentration of sales, our business, operating results or financial condition would suffer as a result of the termination of or adverse change in our relationship with Staples or any of its material vendors. In addition, we cannot assure you that our relationship with Staples and its vendors will continue, or if continued, will increase in any future period. The initial term of our agreement with Staples expires in July 2000. The agreement is renewable annually upon mutual agreement between Staples and us. In addition, Staples' vendors may not use, or may discontinue their use of, our rebate and related services. Therefore, we cannot assure you that we will generate significant revenues in future periods from Staples or its vendors. The loss of all or any part of our relationship with Staples or its vendors would seriously harm our business.

OUR QUARTERLY OPERATING RESULTS WILL LIKELY VARY SIGNIFICANTLY IN THE FUTURE.

     We expect that our revenues and operating results may vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of our results of operations may not be meaningful. In some future quarter or quarters, our operating results are likely to fall below expectations. Any shortfall will likely adversely affect the price of our common stock, if it becomes publicly - traded in a manner that may be unrelated to our long-term operating performance.

     Our quarterly operating results, as well as our operating results generally, may also vary depending on a number of other factors, including but not limited to:

     - demand for our rebate and related services and our other Internet services;

     - fluctuations in the average face amount of the rebates we process;

     - seasonality in manufacturers' promotions that involve rebates;

     - actions taken by our competitors, including new product introductions and enhancements, or entry of new competitors into our markets;

     - our ability to scale our network and operations to attract and support large numbers of e-seekers (or consumers), e-partners (manufacturers, retailers, service organizations and content providers) and transactions;

     - our ability to develop, introduce and market new products and services and enhancements to our existing products and services on a timely basis;

     - changes in our pricing policies or those of our competitors;

     - our ability to expand our sales and marketing operations, including hiring additional sales personnel;

     - size and timing of sales of our products and services;

     - success in maintaining and enhancing our existing relationship with Staples, Staples' vendors and our other e-partners, and developing new relationships with additional e-partners;

     - compensation policies that reward sales personnel based on achieving quotas;

     - our inability to control costs and fluctuations in operating expenses;

     - technological changes in our markets;

     - timing of new e-partner alliances;

     - changes in accounting standards and revenue recognition policies;

     - e-partner budget cycles and changes in those budget cycles;

     - amortization of goodwill and other intangibles;

     - seasonality of Internet use; and

     - general economic conditions.

     In addition, because our increasing expense levels are based in part on expectations of our future revenues, any decline in our revenues below our expectations would have a disproportionately adverse impact on our operating results.

OUR REBATE AND RELATED SERVICES HAVE ACCOUNTED FOR SUBSTANTIALLY ALL OF OUR REVENUES SINCE INCEPTION, AND WE EXPECT TO DEPEND ON OUR REBATE AND RELATED SERVICES FOR A SIGNIFICANT PORTION OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

     Our rebate and related services accounted for substantially all of our revenues since inception. We anticipate that revenues from our rebate and related services will continue to constitute a significant portion of our revenues for the foreseeable future. Consequently, a decline in the demand for our rebate and related services, or failure to achieve broad market acceptance of our rebate services, would seriously harm our business. In addition, a decrease in the amount of promotional dollars spent on rebate programs by our e-partners would negatively impact our results of operations.

     We bill our rebate e-partners for the full amount of the rebate checks that we issue to consumers, plus a processing fee. However, some consumers never cash these rebate checks. In the rebate industry, uncashed checks are referred as "slippage." Slippage is recorded on our books as an increase to net revenues. For the period from January 7, 1999 to June 30, 1999, our net revenues included $269,000 of slippage, representing 47.4% of our net revenues for the period. Our operating results could suffer if the slippage percentage decreases or if any state is entitled to the slippage amounts as a result of its unclaimed property or escheat laws. Furthermore, we expect that more consumers will cash their rebate checks as a result of our online rebate process, which will further reduce slippage. In addition, a decline in the amount of slippage that we retain or a decrease in the rebate service fees we receive could decrease our net revenues and negatively impact our results of operations.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL, AND THIS CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

     We will need to raise additional funds. There can be no guarantee that our proposed initial public offering will be completed. In addition, we may need to raise additional funds in order to take advantage of new business opportunities, to react to unforeseen difficulties or to otherwise respond to pressures from our competitors. We cannot assure you that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, our business will suffer.

OUR BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION AND LOYALTY NECESSARY TO
SUCCEED.

     We believe that broad recognition and favorable consumer perception of the How2.com brand are essential to our future success. Accordingly, we are pursuing an aggressive brand-enhancement strategy, which includes mass market and multimedia advertising, promotional programs and public relations activities. Successful positioning of our How2.com brand will largely depend upon:

     - the success of our marketing, public relations and promotional efforts;

     - the quantity and quality of our tutorial content;

     - the technical performance and visual appearance of our online marketplace; and

     - our ability to provide high quality customer service, including online and offline responses to customer inquiries regarding the status of their rebates.

     To increase awareness of the How2.com brand we will spend significant amounts on marketing and promotions. These expenditures may not result in a sufficient increase in net revenues to cover these marketing and promotion expenses. In addition, even if brand recognition increases, the number of new e-seekers or the number of transactions on our online marketplace may not increase. Also, even if the number of new e-seekers increases, those e-seekers may not use our online marketplace on a regular basis.

WE DEPEND UPON STRATEGIC ALLIANCES TO DEVELOP CONTENT, CONDUCT E-COMMERCE, SELL PRODUCTS AND IMPLEMENT OUR TECHNOLOGY SOLUTIONS.

     We depend upon third parties for several critical elements of our business, including content development, e-commerce sales and technology.

  Content Development

     The tutorial information on our online marketplace, or content, is available for license from a limited number of resources. While currently less than 20% of our tutorials are licensed from outside sources, we plan to increase the amount of content we acquire from third-party sources in the future. In addition, we rely on content licensed from third parties for other features appearing on our online marketplace, such as news feeds, stock information and horoscopes. If we are unable to successfully retain our currently licensed content or negotiate license agreements with suitable content providers, we will be required to develop all of our content internally and there can be no assurance that we will be able to develop adequate quantity or quality of these tutorials on our own.

  e-Partners

     Our ability to conduct e-commerce depends on our ability to successfully enter into relationships with manufacturers, service organizations, retailers and content providers that wish to distribute their products and services through our online marketplace. We currently have strategic relationships with only a limited number of e-partners. We anticipate that our distribution arrangements will typically not be exclusive and will be subject to termination upon short notice. In addition, we cannot assure you that these arrangements will result in revenues or be profitable for us.

  Technology

     We have entered into material contracts with third parties, and plan to continue to enter into material contracts with third parties, to manage, maintain and expand the computer and communications equipment and software needed for the day-to-day operations of our business.

     These third parties provide important services to us, including the following:

     - managing the web server for our online marketplace;

     - maintaining our communications lines;

     - managing the network data centers where our network data is stored; and

     - integrating and testing the compatibility of each web page on our online marketplace.

     If these third parties do not perform to our requirements, we would have to obtain similar services from another provider or perform these functions ourselves. We may not be able to successfully obtain or perform these services on a timely and cost-effective basis. Due to the third party installation of the computers, communications equipment and software needed for the day-to-day operations of our online marketplace, we may be entirely dependent on that party to manage, maintain and provide security for this technology. Any termination or breach of these contracts could have a material adverse effect on our business.

IN ORDER TO MANAGE OUR GROWTH AND EXPANSION, WE WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

     Since our formation, we have experienced significant expansion of our operations. This expansion has placed a strain upon our management systems and other resources. If we are unable to manage our growth and expansion, our business will be materially adversely affected. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. This expansion will continue to place substantial demands on our management systems and other resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures as well as expand, train and manage our employee work force.

ADOPTION AND INTEGRATION OF OUR PRODUCTS AND SERVICES BY LARGE E-PARTNERS IS COMPLEX, TIME CONSUMING AND EXPENSIVE.

     We recruit e-partners to process their rebates, sponsor content and sell goods and services on our online marketplace. The adoption and integration of our products and services by large organizations is complex, time consuming and expensive. In many cases, our e-partners must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to use our services, including benefits, ease of use, ability to work with existing systems, functionality and reliability. Furthermore, we must educate potential e-partners on the use and benefits of our services. In addition, we believe that the purchase of our services is often discretionary. It frequently takes several months to develop an e-partner relationship and requires approval at a number of management levels within the e-partners' organization. These long cycles may cause delays in our sales and we may spend a large amount of time and resources on potential e-partners who decide not to use our services, which could materially and adversely affect our business.

IF WE LOSE OUR KEY PERSONNEL OR CANNOT RECRUIT ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER.

     Since our formation, we have expanded from one employee to more than 180 employees. We also have employed many key personnel since our formation, including Steven B. Solomon, our Chairman and Chief Executive Officer, Kenneth
R. Johnsen, our President and Chief Operating Officer, Juli C. Spottiswood, our Chief Financial Officer and Corporate Secretary, Andrew F. Adams, our Chief Technology Officer, Allan J. Steinmetz, our Executive Vice President of Marketing Strategy, Kelly R. Melvin, our Director of Infrastructure Design and Architecture, Mason Wright, our Director of Internet Platforms and Engineering, and other key managerial, marketing, planning, financial, technical and operations personnel. We expect to continue to add additional key personnel in the near future. We do not have "key person" life insurance policies on any of our key personnel. Our business could be negatively impacted if we were to lose the services of one or more of these persons.

OUR BUSINESS IS VERY LABOR INTENSIVE AND, AS A RESULT, WE ARE DEPENDENT ON OUR EMPLOYEE BASE.

     Our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, creative, technical, sales, marketing, research and customer support personnel. In addition, we will need to add a significant number of new technical support and operations personnel to support the operations of our online marketplace and our rebate and related services. Competition for qualified personnel is intense, and we may fail to attract or retain these personnel, in which case our business would be negatively impacted.

     Because labor costs are a significant portion of our costs, an increase in wages, costs of employee benefits or employment taxes could seriously harm our business. In addition, our facilities are located in areas, including Dallas, Los Angeles, Silicon Valley and Seattle, with a high demand for technical and other personnel and relatively low unemployment rates. It is more difficult and costly to hire qualified personnel in these areas.

OUR MARKETS ARE HIGHLY COMPETITIVE.

     The rebate and fulfillment industry is highly competitive and fragmented. We expect competition to persist and to intensify in the future. Our competitors include small firms offering specific promotion fulfillment applications, divisions of larger entities and large independent firms, such as Young America

Corporation and Continental Promotions Group. A number of competitors have or may develop greater capabilities and resources than us. Similarly, additional competitors with greater resources than us may enter the online rebate and fulfillment industry. Our performance and growth could be negatively affected if our existing or potential rebate e-partners decide to perform their own rebate operations that are currently outsourced or use another provider. In addition, competitive pressures from current or future competitors could cause our services to lose market acceptance or result in significant price erosion. This could result in a material adverse effect upon our business.

     The market for our Internet tutorial, e-commerce, content conversion services and corporate training is also intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services offered. We primarily encounter competition with respect to different aspects of our business from tutorial, corporate training, content conversion services and e-commerce from companies such as Learn2.com, Inc. and eHow, Inc., as well as from Internet portals, search engines and specific interest sites offered by companies such as Ask Jeeves, Inc., Yahoo! Inc., Snap! LLC, Martha Stewart Living Omnimedia, LLC, About.com, Inc., iVillage, Inc. and VerticalNet, Inc. In addition, we experience competition from numerous sites doing e-commerce, such as Amazon.com, Inc., BuyItNow.com, L.L.C. and Xoom.com, Inc. Moreover, because there are low barriers to entry in our markets, we expect additional competition from other established and emerging companies, as the markets continue to develop and expand.

     Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, production and other resources. In addition, some have significantly greater name recognition and a larger existing base of customers, and many have well-established relationships with our current and potential e-partners and have extensive knowledge of our industry. Our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. In the event a larger company acquires one or more of our competitors, we would face increased competition.

WE MAY NEED TO CONTINUE TO MAKE ACQUISITIONS IN ORDER TO REMAIN COMPETITIVE IN OUR MARKET. OUR BUSINESS COULD BE ADVERSELY AFFECTED AS A RESULT OF ANY OF THESE FUTURE ACQUISITIONS.

     In order to obtain content, complementary technologies or other resources, or to otherwise remain competitive, we may find it necessary to acquire additional businesses, products, technologies, expertise or other resources. We may not be able to identify suitable acquisition candidates. Even if we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies, expertise or other resources into our existing business and operations. Further, completing a potential acquisition and integrating the acquired businesses or resources will cause significant diversions of management time and resources. In addition to the acquisitions we have completed to date, if we consummate one or more additional significant acquisitions in which the consideration consists of stock or other equity securities, our stockholders' ownership could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration includes cash, we could have to use a substantial portion of our available cash to consummate these acquisitions. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with past and future acquisitions, which would adversely affect our results of operations.

WE FACE POTENTIAL CONFLICTS OF INTERESTS RELATING TO CITADEL.

     Because of our relationship with Citadel, which owns a substantial portion of our common stock, and our interlocking directors, officers and stockholders, we are likely to face potential conflicts of interest relating to Citadel.

     Executives, employees and consultants associated with Citadel assisted in the development of our business model. Steven B. Solomon is the Chief Executive Officer and President of Citadel as well as founder, Chairman and Chief Executive Officer of How2.com. In addition, Kenneth R. Johnsen, our President and Chief Operating Officer, Lawrence Lacerte, Victor K. Kiam II, Mark Rogers, Chris A. Economou and Edward A. Pierce serve as directors of both Citadel and our company. Prior to or upon completion of the proposed initial public offering, Messrs. Johnsen, Kiam, Rogers and Economou intend to resign from the Citadel board of directors.

     Certain of our executive officers, key employees and directors also beneficially own, or hold options or warrants to purchase, approximately 33.0% of the outstanding common stock of Citadel as of September 30, 1999. Steven B. Solomon owned approximately 13.0% of Citadel's common stock as of September 30, 1999. Accordingly, conflicts of interest may arise from time to time between us and Citadel, particularly with respect to the pursuit of overlapping business opportunities. We have not adopted any formal plan or arrangement to address these potential conflicts of interest and intend to review related-party transactions with Citadel on a case-by-case basis.

     Because we have interlocking directors and officers with Citadel, there may be inherent conflicts of interest when these directors and officers make decisions related to transactions between us and Citadel. Directors may be required to abstain from voting with respect to matters involving both Citadel and our company. We may lose valuable management input from these directors and officers who have conflicts.

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM OUR ONLINE MARKETPLACE OR FOR PRODUCTS AND SERVICES OFFERED THROUGH OUR ONLINE MARKETPLACE.

     We may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our online marketplace. These types of claims have been brought, sometimes successfully, against online services, as well as print publications, in the past. We could also be subjected to claims based upon the content that is accessible from our online marketplace through links to other web sites or through content and materials that members may post in our chat rooms or on our bulletin boards. Our insurance, which covers commercial general liability, may not adequately protect us against these types of claims. In addition to monetary damages, any such claims could harm our reputation and public image, causing serious harm to our business.

     In addition, consumers may sue us if any of the products or services that we or our e-partners sell online are defective, fail to perform properly or injure the user. To date, we have had limited experience in the sale of products online. We plan to develop relationships with our e-partners to offer a range of products targeted specifically at the interests of our e-seekers, as demonstrated by their viewing of related tutorials. This strategy involves numerous risks and uncertainties. Any errors, defects or other performance problems could result in financial or other damage to our e-seekers. A product liability or other claim brought against us, even if not successful, would likely be time consuming and costly and could seriously harm our business. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any of these claims, whether or not successful, could seriously damage our reputation and our business.

IF THE PROTECTION OF OUR INTELLECTUAL PROPERTY IS INADEQUATE, OUR COMPETITORS MAY GAIN ACCESS TO OUR CONTENT AND TECHNOLOGY.

     We depend on our ability to develop and maintain the proprietary aspects of our content and technology. To protect our proprietary content and technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets and patent, copyright and trademark laws.

     We seek to avoid disclosure of our trade secrets through a number of means including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements and restricting access to our source codes. We seek to protect our content, software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to our services will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

     Although we have filed a provisional patent application with respect to our proprietary online rebate systems and processes, we have not conducted searches regarding the patentability of our application. We have no patents, and may not receive a patent related to our proprietary online rebate applications. If we receive a patent related to our proprietary rebate application, we may be unable to claim the filing date of, and priority from our existing provisional patent application. Our future patents, if any, may be successfully challenged, rendering them invalid or unenforceable, or may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable and other parties may have prior claims. Additionally, other parties may have equal rights to any patents issued to us, through claims of inventorship or otherwise, and, if so, would be able to use the patented technology or license it to others without our consent. The validity and enforceability of our future patents, if any, may also be affected by future legislative actions or judicial decisions, especially to the extent such future patents may be deemed "method of doing business" patents.

     Although we have filed trademark applications with respect to various trademarks that we are using in connection with our business, we have not conducted extensive searches regarding the availability of those trademarks. We have received no trademark registrations, and may not receive any trademarks from our filed trademark applications. Our trademarks may be successfully challenged or may not provide us with any competitive advantages. None of our trademarks may be registrable and other parties may have priority of use of such trademarks or variants thereof.

     We obtain our content from a number of sources for our tutorials. Our efforts in securing rights to all of our content may be insufficient and, as a result, we may be subject to claims of copyright infringement.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our content and other intellectual property or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our content or other intellectual property exists, content piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as much as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our content or other intellectual property.

     There has been a substantial amount of litigation in the Internet industry regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future content, products or services infringe upon their intellectual property. We expect that developers and providers of e-commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in this industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays in implementation of our services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, which could seriously harm our business.

WE ARE DEPENDENT ON OUR DOMAIN NAMES, AND WE COULD SUFFER LOSSES IF OUR DOMAIN NAMES ARE NOT PROTECTED.

     We currently own and control the Internet domain names "www.how2.com" and "www.how2hq.com" as well as various other related names. Domain names generally are regulated by international Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not acquire or maintain the "www.how2.com" and "www.how2hq.com" domain names in all of the countries in which we conduct business.

     The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF THE SYSTEMS WE OR OUR E-PARTNERS USE ARE NOT YEAR 2000 COMPLIANT.

     The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. Although we believe that our internally developed systems and technology are or will be Year 2000 compliant, our information technology systems nevertheless could be substantially impaired or cease to operate due to Year 2000 problems. Additionally, we rely on information technology supplied by third parties, and our participating e-partners also are heavily dependent on information technology systems and on their own third-party vendor systems. Year 2000 problems experienced by us or any of these third parties could materially affect our business. Additionally, the Internet could face serious disruptions arising from the Year 2000 problem.

     We cannot guarantee that any of our e-partners or other Internet vendors will be Year 2000 compliant in a timely manner, or that there will not be compatibility problems among information technology systems. We also cannot guarantee that e-seekers and e-partners will be able to use our online marketplace without serious disruptions arising from the Year 2000 problem. Given the pervasive nature of the Year 2000 problem, we cannot guarantee that disruptions in other industries and market segments will not adversely affect our business. Moreover, our costs related to Year 2000 compliance, which thus far have not been material, could ultimately be significant. In the event that we experience disruptions as a result of the Year 2000 problem, our business could be materially adversely affected.

CAPACITY CONSTRAINTS AND SYSTEM FAILURES COULD HARM OUR BUSINESS.

     If we cannot expand our systems to cope with increased demand, or our technology systems fail to perform, we could experience:

     - unanticipated disruptions in service;

     - slower response times;

     - decreased e-partner service and satisfaction;

     - decreased e-seeker service and satisfaction; or

     - delays in the introduction of new products and services.

     Any of these factors could impair our reputation, damage the How2.com brand and materially and adversely affect our business.

     We use internally developed and third party systems to operate our online marketplace, including transaction processing and order management systems designed to be scalable. We do not know whether we will be able to accurately project the rate or timing of any increases to allow us to upgrade our systems and infrastructure in a timely manner to accommodate these increases. In addition, e-seekers will depend on Internet service providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for access to our online marketplace. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any delays in response time or performance problems could cause e-seekers to perceive our service as not functioning properly and, therefore, cause them to use other online services.

     Our ability to facilitate transactions successfully and provide high quality e-seeker service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our online marketplace may experience periodic system interruptions from time to time. Our systems and operations are also vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. While we plan to establish redundant servers and a mirror site to provide limited service during system disruptions, we do not have fully redundant systems, a formal disaster recovery plan, alternative providers of hosting services or a mirror site. Any system failure that causes an interruption in service or decreases the responsiveness of our online marketplace could impair our reputation, damage our brand name and materially adversely affect our business.

     Our business is highly dependent on our computer and telephone equipment and software systems. While we maintain backup systems, the temporary or permanent loss of any of these equipment or systems, through casualty loss due to events such as fire, flood, earthquake or tornado, or operating malfunction, could seriously harm our business. While we have property and business interruption insurance, our insurance may not adequately compensate us for all losses.

ABANDONED PROPERTY LAWS MAY REQUIRE US TO SURRENDER UNCLAIMED REBATE PAYMENTS TO A STATE.

     The unclaimed property and escheat laws of each state provide that under circumstances defined in the state's statutes, holders of unclaimed or abandoned property, possibly including rebate checks that consumers do not cash, also called "slippage", must surrender that property to the state. As a result, any state into which we send rebate checks could assert that it is entitled to unclaimed rebate checks that we have issued to consumers in that state. In 1999, we recognized slippage of approximately ten percent of the face amount of checks issued to consumers. If one or more states into which we send a significant number of rebate checks sought to collect these rebate checks under their escheat laws, our business could be materially adversely affected.

WE DEPEND ON INCREASING USE OF THE INTERNET AND ON THE GROWTH OF E-COMMERCE. IF THE USE OF THE INTERNET AND E-COMMERCE DO NOT GROW AS ANTICIPATED, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

     Our services depend on the increased acceptance and use of the Internet as a medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not develop at projected rates and a sufficiently broad base of e-seekers may not adopt the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

     Our business would be materially adversely affected if:

     - use of the Internet does not continue to increase or increases, more slowly than expected; or

     - the Internet does not create a viable commercial marketplace, inhibiting the development of e-commerce and reducing the demand for our products and services.

     The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:

     - potentially inadequate development of the necessary communication and computer network technology, particularly if rapid growth of the Internet continues;

     - delayed development of enabling technologies and performance improvements;

     - delays in the development or adoption of new standards and protocols;

     - increased governmental regulation; and

     - concerns about security and confidentiality.

INCREASED GOVERNMENT REGULATION COULD LIMIT THE MARKET FOR, OR IMPOSE SALES AND OTHER TAXES ON THE SALE OF, OUR PRODUCTS AND SERVICES OR ON PRODUCTS AND SERVICES PURCHASED THROUGH OUR ONLINE MARKETPLACE.

     As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communication and commercial medium. If enacted, these laws, rules or regulations could limit the market for our products and services.

     We do not collect sales or other similar taxes for goods and services purchased through our online marketplace. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies like us that engage in or facilitate e-commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce and could adversely affect our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of goods and services through our online marketplace could seriously harm our business.

ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

     The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in our online marketplace. Substantial or ongoing security breaches of our system or other Internet-based systems could significantly harm our business. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect e-seeker transaction data.

     We will incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies limits may not be adequate to reimburse us for all losses caused by security breaches. We cannot guarantee that our security measures will prevent any potential security breaches.

     We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet and, therefore, our online marketplace as a means of conducting commercial transactions. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our e-seekers, e-partners or suppliers, which could disrupt our online marketplace or make it inaccessible to e-seekers, e-partners or suppliers.

WE ARE HEAVILY DEPENDENT ON TELEPHONE, POSTAL AND DELIVERY SERVICES.

     We materially rely on services provided by various local and long distance telephone companies in connection with our rebate and related services. A significant increase in the cost of telephone services that we cannot recover through an increase in the pricing of our rebate and related services, or any significant interruption in telephone services, could have a material adverse effect on our business.

     Our business is also materially dependent on the United States Postal Service and, to a lesser degree, on private delivery companies. Postal and delivery service rate increases affect the cost of our mailings and shipments to consumers. Any increase in postal and other delivery service rates, including the elimination of existing discounts, could have a material adverse effect on our business.

                             RESULTS OF OPERATIONS

NET REVENUE

During the three months ended August 31, 1999, the Company had net sales of $901,819, a decrease of $175,499, or 16.3%, over net sales of $1,077,318 for the three months ended August 31, 1998. For the six months ended August 31, 1999, the Company had net sales of $1,102,392, a decrease of $1,009,121, or 47.8%, over net sales of $2,111,513 for the six months ended August 31, 1998. The Company attributes the decrease in its software product revenues for the year to the closing of its England distributor, the reduction in purchases from its Japanese distributor, the deferral of several large OEM/system integrator purchases and the late introduction of its WinShield Secure PC product. Sales for the current quarter were down from the comparable period last year due to the Company focusing it sales efforts during the period on developing its corporate and government vertical markets versus the educational vertical market. In addition, while the Company can not quantify the impact, the Company feels that the Y2K issue has influenced certain customers to allocate IT resources that would have traditionally been spent on software purchases to the resolution of this issue.

COST OF SALES

The costs and expenses incurred in connection with producing the Company's products for the three months ended August 31, 1999 were $21,856 compared to $60,912 for the three months ended August 31, 1998, or a decrease of $39,056, or 64.1%. For the six months ended August 31, 1999, cost of sales were $47,777, a decrease of $83,466, or 63.5%, over cost of sales of $131,243 for the six months ended August 31, 1998. As a percentage of sales, cost of sales for the three and six months ended August 31, 1999 were 2.4% and 4.3%, respectively, versus 5.7% and 6.2% for the three and six months ended August 31, 1998. The decrease in the Company's cost of sales for the three and six months ended August 31, 1999 over comparable periods last year can be attributed to the increase in corporate sales as a percentage of total sales this year over last year.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs charged to expense for the three months ended August 31, 1999, research and development costs were $94,287 versus $146,609 for the three months ended August 31, 1998, or a decrease of $52,322, or 35.7%. For the six months ended August 31, 1999, research and development costs were $244,870 versus $251,333 for the six months ended August 31, 1998, or a decrease of $6,463, or 3.8%. For the three and six months ended August 31, 1999, the Company capitalized approximately $165,000 and $293,000, respectively, versus $247,000 and $745,000 for the comparable periods last year. The decrease in costs capitalized for the three and six months ended August 31, 1999 related primarily to a decrease in the level of development work being performed by outside contract consultants during this period when compared to the same periods last year. Last year, the Company spent considerable resources in upgrading their products to be both Windows 98 and NT compliant. This year, the Company internally developed its WinShield Secure PC product ("Secure PC"), the total security solution for desktops. The Company completed beta testing on Secure PC during the quarter and launched this product during August 1999. Secure PC was originally scheduled for beta testing in April 1999, but was delayed due to enhancements of the product. Due to the Company's limited development resources it may be reasonable to expect that the development of new products and enhancements and upgrades to existing products may be delayed in the future, which could have an negative impact of the Company's software unit's operating results.

SELLING AND MARKETING EXPENSE

Selling and marketing expense decreased from $958,904 for the three months ended August 31, 1998 to $676,449 for the three months ended August 31, 1999, a decrease of $282,455, or 29.5%. For the year, selling and marketing expenses increased from $1,430,298 for the six months ended August 31, 1998 to $1,760,445 for the six months ended August 31, 1999. As a percentage of sales, selling and marketing expenses for the three and six months ended August 31, 1999 were 75.0% and 159.7%, respectively, versus 89.0% and 67.7% for the three and six months ended August 31, 1998, respectively.

During the first quarter, the Company increased both its general marketing expenditures, which were aimed at increasing the Company's name and product recognition, as well as its direct marketing expenditures, which were aimed at a particular market segment, i.e., education, corporate, government, etc. The majority of these direct marketing expenditures were front-loaded, i.e., the costs are recognized now, while the benefits are not expected to be derived until future quarters. During the current quarter, the Company started the implementation of its sales specific marketing program and general cost control program and spent considerable less on general marketing. In addition, the Company allocated considerable resources, in the past, to building its inside and outside sales infrastructure. The Company does not anticipate that it will be required to allocate the same amount of resources in the future. As a result, the Company would anticipate that, in future quarters, these expenses would continue to be reduced on a dollar basis.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended August 31, 1999 were $214,458 versus $426,152 for the three months ended August 31, 1998, or a decrease of $211,694, or 49.7%. General and administrative expenses decreased $311,806, or 39.9%, from $781,491 for the six months ended August 31, 1998 to $469,685 for the six months ended August 31, 1999. The decrease can be attributed to the cost control programs implemented by the Company during the period. The Company is continuing to explore ways to reduce its general and administrative expenses.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the three months ended August 31, 1999 was $336,316, compared to $371,491 for the three months ended August 31, 1998. For the six months ended August 31, 1999, depreciation and amortization expense was $658,709, compared to $723,917 for the six months ended August 31, 1998, or a decrease of $65,208, or 9.0%. During the last quarter of the previous fiscal year, the Company wrote-off approximately $1,200,000 of purchased software costs which had the impact of reducing the depreciation and amortization expense for the three and six months ended August 31, 1999 by approximately $125,000 and $250,000, respectively. This was offset by the commencement of amortization on certain capitalized product development costs relating to products that became available for sale during the periods.

OTHER INCOME (EXPENSE)

Interest expense for the three months and six months ended August 31, 1999 was $3,642 and $15,120, respectively, compared to $30,847 and $82,051 for the three and six months ended August 31, 1998, respectively. This resulted primarily from the Company having less interest bearing debt during this period than it did during the same period last year. Equity in loss of unconsolidated affiliate was $2,242,169 for the three months ended August 31, 1999 and $2,598,045 for the six months ended August 31, 1999. The large increase in the loss during the current quarter related to the Company's Internet subsidiary allocating a considerable amount of resources to developing its corporate infrastructure. The Company would expect that these losses would continue to be significant for at least the foreseeable future as its Internet subsidiary continues to develop its infrastructure and launches its marketing programs.

OPERATING LOSS BEFORE EXTRAORDINARY ITEM

As a result of the foregoing, for the three months ended August 31, 1999, the Company reported a net loss before extraordinary items of $2,677,593, compared to a net loss of $910,031 for the same period last year. For the six months ended August 31, 1999, the Company reported a net loss before extraordinary items of $4,696,204 compared to $1,281,254 for the same period last year.

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT

During the three and six months ended August 31, 1999, the Company recognized a gain on the settlement of debts of $205,847 and $733,068, respectively. These gains related primarily to the restructuring of a certain note payable to Inxight, a division of Xerox. In connection with the restructuring, Inxight agreed to reduce a certain note and accrued interest due from the Company by $520,816. In exchange the Company agreed to a shorter maturity on the note and the issuance of 250,000 shares of the Company's common stock to Inxight (valued at $92,500 as of the date of the transaction). The value of the stock was been treated as a reduction in the gain associated with the transaction. The remaining balance relates to miscellaneous gains recognized by the Company associated with the settlement of balances due various vendors during the period.

NET LOSS

As a result of the aforementioned, the Company, for the three and six months ended August 31, 1999, reported a net loss of $2,677,593 and $4,696,204 respectively, compared to a net loss of $704,184 and $548,186 for the three and six months ended August 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at August 31, 1999 were $81,045.

Cash flows from operations were a negative $2,438,490 for the six months ended August 31, 1999, compared to negative $2,934,447 for the six months ended
August 31, 1998. This decrease was primarily due to an increase in the Company's accounts receivable turnover offset by an increase in the Company's accounts payable turnover and an increase in the net loss for the period.

Cash used in investing activities were approximately $375,250 for the six months ended August 31, 1999, compared to approximately $796,919 for the same period last year. This decreased resulted from the Company spending less on software development activities this period.

Cash flows provided by financing activities were $684,408 for the six months ended August 31, 1999, compared to $5,653,687 for the six months ended
August 31, 1998. This decrease was due primarily to less capital being raised by the Company during this period.

As a result of the aforementioned factors, cash and cash equivalents decreased by $2,129,332 for the six months ended August 31, 1999, versus an increase of approximately $1,922,321 for the same period last year.

The Company will need to seek additional capital to fund its operations for at least the remainder of the fiscal year. While the Company has been successful in the past in raising additional capital when needed, there can be no assurances that they will be successful in the future, or if successful it will be available on acceptable terms or will not have a dilutive effect on existing shareholders.

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

The Company and its President are involved in an arbitration proceeding with Vestcom Ltd., a group that claims it is entitled to compensation and a finder's fee for introducing the Company to a third party. Vestcom Ltd. is seeking damages of the value of 100,000 shares of the Company's common stock (alleged to be $1,900,000), plus 50% of additional compensation paid by the Company to such third party. The Company believes it has defenses to such claims. The Company and its President filed a declaratory judgment action against Vestcom seeking to determine that the alleged contract was not valid based on the Company's defenses. The case is styled Citadel Computer Systems, Inc. and Steven B. Solomon v. Vestcom, Ltd., in the 193rd Judicial District Court in Dallas County, Texas. In October 1998, the Texas state court entered a judgment and preliminary injunction in favor of the Company and its president that the purported agreement was a forgery. As a result, the arbitration proceeding was dismissed by the American Arbitration Association. The defendant has appealed the decision of the Texas court. In November 1998, Vestcom filed a lawsuit against the Company in Texas state court styled Vestcom v. Citadel in the 68th Judicial Court, Dallas County, Texas, reasserting the same basic claims as in the arbitration proceeding. The parties held mediation in September 1999 and were not able to come to agreement with regards to a settlement, but agreed to continue settlement discussion.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

In the quarter the Company's subsidiary, How2, issued 3,382,800 post-split shares of its common stock pursuant to private placements to accredited investors under Section 4(2) of the Securities Act, for commitments for proceeds of $12,879,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         Exhibit 27    Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

On June 3, 1999, the Company filed a Current Report on Form 8-K relating to its acquisition of the Forward Companies by How2.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CITADEL TECHNOLOGY, INC.
                                     (REGISTRANT)


Date:  October 20, 1999         By: /s/ STEVEN B. SOLOMON
                                    --------------------------------------------------------------
                                    Steven B. Solomon, President and Chief Executive Officer
                                    (Duly Authorized Signatory and Principal Executive Officer)

                                By: /s/ RICHARD L. TRAVIS, JR.
                                    --------------------------------------------------------------
                                    Richard L. Travis, Jr., Chief Operating and Financial Officer
                                    (Duly Authorized Signatory and Principal Financial Officer)

                               Index to Exhibits

  EXHIBIT
   NUMBER                   DESCRIPTION
 ----------                -------------
     27                Financial Data Schedule