Form 10QSB
period 1999-11-30
CT HOLDINGS INC
filed 2000-01-14
CIK 752789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 0-08718

                                CT HOLDINGS, INC.
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

                            CITADEL TECHNOLOGY, INC.
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                       Outstanding at January 10, 2000
--------------------------------------      -------------------------------
Common Stock, Par value $.01 per share                43,667,698


Transitional Small Business Disclosure Format Yes [ ] No [X]

                                CT HOLDINGS, INC.
                       (FORMERLY CITADEL TECHNOLOGY, INC.)
                                   FORM 10-QSB
              FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 1999
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION
                                                                                Page
                                                                                ----
Item 1.  Financial Statements

         Consolidated Balance Sheets
            as of November 30, 1999 and February 28, 1999.....................     3

         Consolidated Statements of Operations
            for the three and nine months ended November 30, 1999 and 1998....     5

         Consolidated Statements of Cash Flow
            for the nine months ended November 30, 1999 and 1998..............     6

         Notes to Consolidated Financial Statements...........................     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................     9



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings....................................................     28

Item 6.  Exhibits and Reports on Form 8-K.....................................     28

Signatures....................................................................     29

PART I.    FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS


                                CT HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                               NOVEMBER 30,   FEBRUARY 28,
                            ASSETS                                 1999           1999
                                                               ------------   ------------
                                                                (UNAUDITED)
CURRENT ASSETS
     Cash                                                      $    178,344   $  2,210,377
     Accounts receivable, less allowance for returns and
        doubtful accounts of $963,729 and $1,208,000                323,899        466,288
     Notes receivable from related parties                          208,934        478,933
     Inventory                                                      144,522        148,676
     Other                                                           92,287        208,223
                                                               ------------   ------------
     Total current assets                                           947,986      3,512,497

INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED
     AFFILIATE                                                    6,536,639      4,458,819

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $681,494 and $510,051                          285,847        386,901

PURCHASED SOFTWARE, net of accumulated amortization
     of $3,085,944 and $2,718,486                                 1,027,248      1,394,706

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $1,037,422
     and $577,000                                                 1,181,524      1,181,052

OTHER ASSETS                                                        327,390        448,372
                                                               ------------   ------------
                                                               $ 10,306,634   $ 11,382,347
                                                               ============   ============



The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS - CONTINUED



                                                                                   NOVEMBER 30,    FEBRUARY 28,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                            1999             1999
                                                                                   ------------    ------------
                                                                                    (UNAUDITED)
CURRENT LIABILITIES
      Current maturities of long-term debt                                         $    174,587    $    311,812
      Notes payable                                                                     249,084         347,424
      Accounts payable and accrued expenses                                             875,478       2,230,859
                                                                                   ------------    ------------
      Total current liabilities                                                       1,299,149       2,890,095

COMMITMENTS AND CONTINGENCIES                                                                --              --

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value per share; authorized
        60,000,000 shares; issued,  shares 47,443,301
        at 11/30/99 and 43,259,274 shares at 2/28/99                                    474,433         432,592
      Preferred stock, $.01 par value per share;
        authorized 1,000,000 shares; issued and outstanding
            Series B convertible, 50 shares (liquidation value $50,000);
               none outstanding as of 11/30/99                                               --               1
            Series D convertible, 2,000 shares (liquidation value $2,000,000
                at 2/28/99); none outstanding as of 11/30/99                                 --              20
      Equity notes                                                                           --         150,000
      Additional paid-in capital                                                     47,639,911      32,835,018
      Accumulated deficit                                                           (35,023,916)    (20,641,875)
      Notes receivable for exercise of options/warrants                              (1,582,704)     (1,783,265)
      Treasury stock, at cost (4,164,613 shares)                                     (2,500,239)     (2,500,239)
                                                                                   ------------    ------------
      Total stockholders' equity                                                      9,007,485       8,492,252
                                                                                   ------------    ------------
                                                                                   $ 10,306,634    $ 11,382,347
                                                                                   ============    ============




The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     NOVEMBER 30,                     NOVEMBER 30,
                                                 1999            1998            1999            1998
                                             ------------    ------------    ------------    ------------
                                              (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Net sales                                    $    311,057    $  1,937,454    $  1,413,449    $  4,048,965

Cost of sales (excludes depreciation and
  amortization expense)                             6,833          33,780          54,610         165,022
                                             ------------    ------------    ------------    ------------
     Gross profit                                 304,224       1,903,674       1,358,839       3,883,943

Operating expenses
     Research and development expenses             99,737         158,996         344,607         410,329
     Selling and marketing expenses               417,102         983,297       2,177,547       2,413,595
     General and administrative expenses          217,435         495,065         687,120       1,216,556
     Depreciation and amortization expense        358,889         410,355       1,015,598       1,134,270
                                             ------------    ------------    ------------    ------------
                                                1,093,163       2,147,713       4,226,872       5,334,750
                                             ------------    ------------    ------------    ------------
         Operating loss                          (788,939)       (244,039)     (2,868,033)     (1,450,807)

Other income (expense)
     Interest expense                              (2,509)        (52,972)        (17,638)       (136,409)
     Other                                          1,783           8,082          (2,162)         16,085
     Litigation expense                                --        (537,000)             --        (537,000)
     Equity in loss of unconsolidated
        affiliate                              (8,655,820)             --     (11,253,865)             --
                                             ------------    ------------    ------------    ------------
                                               (6,656,546)       (581,590)    (11,273,665)       (657,324)
                                             ------------    ------------    ------------    ------------
     Net loss before extraordinary item        (9,445,485)       (825,929)    (14,141,689)     (2,108,131)

Extraordinary item - forgiveness of debt               --          73,354              --         806,421
                                             ------------    ------------    ------------    ------------
              Net loss                         (9,445,485)       (752,575)    (14,141,689)     (1,301,710)

Preferred stock dividend requirement                   --         (54,849)        (64,493)       (118,982)

                                             ------------    ------------    ------------    ------------
Net loss allocable to common stockholders    $ (9,445,485)   $   (752,575)   $(14,206,182)   $ (1,301,710)
                                             ============    ============    ============    ============

Basic and diluted loss per share data
    Net loss before extraordinary item               (.22)          (0.03)           (.34)          (0.09)
    Extraordinary item                                 --            0.00              --            0.03
                                             ------------    ------------    ------------    ------------
    Net loss per share                               (.22)          (0.03)           (.34)          (0.05)
                                             ============    ============    ============    ============

Shares used in computing loss per share
     Basic and diluted                         43,221,974      29,683,492      42,144,252      25,970,307
                                             ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   NINE MONTHS ENDED
                                                                     NOVEMBER 30,
                                                                 1999            1998
                                                             ------------    ------------
                                                              (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                               $(14,141,689)   $ (1,301,710)
      Adjustments to reconcile net loss to net cash
           used by operating activities
                Depreciation and amortization                   1,015,598       1,134,270
                Equity in loss of unconsolidated affiliate     11,253,865              --
                Gain on settlement of debt                             --        (806,421)
                Provision for uncollectible accounts                   --         115,000
      Changes in operating assets and liabilities
           Accounts receivable                                    142,389      (2,578,972)
           Notes receivable from related parties                  269,999        (352,947)
           Other current assets                                   115,936        (315,753)
           Inventory                                                4,154        (103,254)
           Bank overdraft                                              --         (10,249)
           Accounts payable and accrued expenses               (1,355,381)        (53,231)
           Other assets                                           120,982         105,201
                                                             ------------    ------------
      NET CASH USED BY OPERATING ACTIVITIES                    (2,574,147)     (4,168,066)

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                        (86,656)       (126,314)
      Development of software                                    (460,901)       (820,207)
                                                             ------------    ------------
      NET CASH USED BY INVESTING ACTIVITIES                      (547,557)       (946,521)

CASH FLOW FROM FINANCING ACTIVITIES
      Net change in notes payable                                 135,011        (354,355)
      Proceeds from sale of preferred stock                            --       2,567,391
      Proceeds from sale of common stock                          954,661       4,076,265
      Redemption of preferred stock                                    --        (567,500)
                                                             ------------    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,089,672       5,721,801
                                                             ------------    ------------
      Net increase (decrease) in cash                          (2,032,033)        607,214
      Cash at the beginning of the period                       2,210,377           8,555
                                                             ------------    ------------
      Cash at the end of the period                          $    178,344    $    615,769
                                                             ============    ============



The accompanying notes are an integral part of these statements.

CT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements of CT Holdings, Inc., formerly Citadel Technology, Inc., and its majority-owned subsidiaries (collectively, "CT Holdings") as of November 30, 1999 and for the three and nine months November 30, 1999 and November 30, 1998 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial position and results of operations for the interim period. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CT Holdings' Form 10-KSB for the year ended February 28, 1999. The results of operations for the three and nine months ended November 30, 1999 are not necessarily indicative of the results to be expected for the entire year (see "Part II. Item 1. Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Factors"). All significant intercompany accounts and transactions have been eliminated.

In December 1998, CT Holdings received a comment letter from the Securities and Exchange Commission with respect to its Form 10-KSB for the fiscal year ended February 28, 1998 and Quarterly Reports on Form 10-QSB for the periods ended May 31, 1998 and November 30, 1998. The comment letter contained questions relating to accounting for certain acquisitions, including questions relating to the write-off of associated in-process research and development costs, and certain other matters. While CT Holdings has responded to these questions, CT Holdings cannot determine at this time the effect, if any, that the outcome of this matter may have on its reported financial position or results of operations. As a result, it is possible that annual and quarterly financial statements for fiscal 1998, 1999 and 2000 may need to be restated.

CT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2. CAPITAL TRANSACTIONS

CT Holdings has previously announced that it will distribute to its shareholders of record as of March 18, 1999, shares of common stock of How2.com, Inc. upon compliance with Securities and Exchange Commission ("SEC") requirements applicable to the proposed distribution. In addition, in connection with the proposed initial public offering of How2, the underwriters will require CT Holdings, as a major stockholder of How2, to enter into a lockup agreement that will cause the distribution to be commenced 180 days after the initial public offering. Compliance with SEC requirements and state law could delay or prevent the distribution, as proposed. There can be no assurances that the proposed initial public offering of How2 will be completed or that CT Holdings will be able to effect the distribution of the shares of How2 to CT Holdings stockholders on a timely basis,on the previously disclosed terms or at all.

CT Holdings has agreed to convert certain shares of How2 common stock issued in connection with certain subscription agreements into shares of CT Holdings common stock in the event How2 does not become publicly traded within one year from the dates of such agreements. This could result in the issuance of up to 414,000 additional shares of CT Holdings common stock at a conversion price of $3.75 per share. In addition, CT Holdings has agreed to convert the shares of How2 common stock issued in connection with the acquisition of 2-Lane Media by How2 into up to 500,000 CT Holdings shares at the option of the 2-Lane Media shareholders in the event How2 does not become publicly traded by March 2000. These potential issuances would have the effect of diluting CT Holdings' stockholders if the market price for CT Holdings' common stock is above that price at the time of conversion.

NOTE 3. COMMITMENTS AND CONTINGENCIES

On January 7, 1999, our former Houston landlord filed a lawsuit against us alleging a breach of a lease covering our former Houston office space. The suit sought damages in excess of $750,000, plus attorney's fees, pre and post interest and court costs. In July 1999, the parties reached an agreement to settle the suit for $325,000 to be paid over nine months. We are, to date, in compliance with all the terms and conditions of the settlement agreement.

CT Holdings and its President were involved in an arbitration proceeding with Vestcom Ltd., a group that claimed it was entitled to compensation and a finder's fee for introducing CT Holdings to a third party. Vestcom Ltd. sought damages of the value of 100,000 shares of CT Holdings' common stock (alleged to be valued at $1,900,000), plus 50% of additional compensation paid by CT Holdings to such third party. CT Holdings and its President filed a declaratory judgment action against Vestcom seeking to determine that the alleged contract was not valid based on CT Holdings' defenses. The case was styled Citadel Computer Systems, Inc. and Steven B. Solomon v. Vestcom, Ltd., in the 193rd Judicial District Court in Dallas County, Texas. In October 1998, the Texas state court entered a judgment and preliminary injunction in favor of CT Holdings and its president that the purported agreement was a forgery. As a result, the arbitration proceeding was dismissed by the American Arbitration Association. The defendant appealed the decision of the Texas court. In November 1998, Vestcom filed a lawsuit against CT Holdings in Texas state court styled Vestcom v. Citadel in the 68th Judicial Court, Dallas County, Texas, reasserting the same basic claims as in the arbitration proceeding. In January 2000 the parties reached an agreement to settle the suit for the original amount of the warrants claimed (100,000 shares at $1.375).

In August 1998, Janssen Meyers Associates L.P. ("JM") filed a lawsuit against CT Holdings. The suit alleges that CT Holdings owes the plaintiffs a fee in the amount of $6,000,000 plus interest and attorney's fees in connection with services allegedly performed by JM in respect of the merger between LoneStar and Old Citadel and related matters. CT Holdings believes such claims are without merit and intends to vigorously defend against the claims. The lawsuit, styled Janssen Meyers Associates, L.P. v. Citadel Technology, Inc., was filed in the Supreme Court of the State of New York, County of New York. CT Holdings has removed the case to federal court in the Southern District of New York. Subsequent to the end of the most recent fiscal quarter, Janssen Meyers filed a motion for partial summary judgment and CT Holdings filed a motion for summary judgment in the matter.

NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

CT Holdings' ownership interest in How2 as of February 28, 1999 was 62%. As of November 30, 1999 CT Holdings' ownership interest in How2 was 45.6%. As such, CT Holdings no longer has a majority ownership interest. CT Holdings accounts for its ownership interest in How2 using the equity method of accounting. For comparability purposes, February 28, 1999 information has been restated to account for CT Holdings' investment in How2 under the equity method of accounting.

The following is a summary of condensed unaudited financial information pertaining to How2:

SUMMARIZED BALANCE SHEET                    NOVEMBER 30, 1999
------------------------                    -----------------
         Current assets                      $ 12,373,409
         Other assets                          20,964,231
                                             ------------
                  Total assets               $ 33,337,640
                                             ============
         Current liabilities                 $ 18,098,865
         Long-term debt                           494,451
                                             ------------
                  Total liabilities            18,593,316
                                             ------------
         Shareholders' equity                  14,744,324
                                             ------------
                                             $ 33,337,640
                                             ============

                                                      3 MONTHS ENDED       9 MONTHS ENDED
SUMMARIZED STATEMENT OF OPERATIONS                   NOVEMBER 30, 1999   NOVEMBER 30, 1999
----------------------------------                   -----------------   -----------------
         Revenues                                      $   3,255,311          $ 5,021,382
         Gross profit                                      2,081,930            3,478,541
         Sales and Marketing Expenses                     12,429,857           12,532,116
         Operating loss                                  (19,813,038)         (25,459,692)
         Net loss                                        (18,980,877)         (24,541,880)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

The following discussion and this Quarterly Report on Form 10-QSB contain forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements. Please refer to our annual report on Form 10-KSB for the fiscal year ended February 28, 1999 and How2's Registration Statement on Form S-1 for further discussion of these and other risk factors related to CT Holdings and its subsidiaries. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

                                    OVERVIEW

OVERVIEW OF CT HOLDINGS

CT Holdings, Inc., formerly Citadel Technology, Inc., is an incubator of business-to-business (B2B) Internet companies that provides early stage business-to-business "dot.com" ventures with a single source of management capital, as well as consulting on operations, marketing and strategic planning. Our B2B incubator model is designed to enable the start up companies with whom we partner to establish a clear path for growth so that they may become online market leaders in their respective industries. We believe that by exclusively focusing on B2B Internet companies, we are well positioned to identify the latest trends and opportunities and attract promising companies and talent in this nascent industry. Our strategy is to leverage the B2B expertise of our management and partners and to capitalize upon opportunities to cross pollinate the strongest qualities among our holdings. We believe that the anticipated growth in B2B e-commerce creates strong opportunities for us to increase shareholder value and for well positioned early stage ventures in this industry. Forrester Research estimates that the United States B2B e-commerce market, defined as the intercompany trade of hard goods over the Internet, will grow from $43 billion in 1998 to more than $1.3 trillion by 2003.

We began our Internet activities in 1999 with the formation of How2.com, which provides online outsourced customer care services. How2's comprehensive suite of outsourced services includes manufacturer rebate processing, extended warranties, product information, customer data asset management and other services that are marketed across multiple industry lines. How2's approximately 150 clients include Staples, eMachines and Southwestern Bell.

In addition to our B2B incubation business, we continue to operate our "Citadel Technology" business line, which is focused on developing and marketing security and administration software products for both computer networks and desktop personal computers. Our integrated, easy-to-use software products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. These software products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. Our Citadel Technology software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity. Our core focus will be on our B2B incubation services, and we are currently analyzing various strategic alternatives for our Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing or joint venture arrangements or the sale of the business. As a result, management believes that our results of operations for our Citadel Technology security software business were adversely affected and may be adversely affected in the future.

In December 1999, we changed our corporate name to CT Holdings, Inc. We believe that our new name is more descriptive of our focus on incubation of emerging B2B ventures and our current substantial investment in How2.com. We believe that any goodwill associated with our former legal name will be preserved due to the continued use of the name "Citadel Technology" to identify our software business. Following the inadvertent failure of our outside consultants to file a return with the Delaware franchise tax authority in November 1999 another entity obtained the name Citadel Technology, Inc. in Delaware. When we filed reinstatement materials in Delaware, we adopted our new name CT Holdings, Inc. pursuant to statutory procedures.

NEW CITADEL TECHNOLOGY PRODUCTS

In August 1999, we completed beta testing and launched our new WinShield Secure PC product, the next generation WinShield desktop security and configuration tool. We expect to complete and launch the network version of WinShield Secure PC in our current fiscal year ending February 2000. This product provides new Internet security features that allow Internet filtering and blocking which permit the administrator to specify the Internet protocols and web sites that are available for users of the protected computer. Desktop administrators will have the ability to assign access rights to files and folders for all Windows 95, 98, NT and Windows 2000 systems. Other new features WinShield Secure PC provides are security mechanisms such as screen saver control with network authentication, event management for automatic logoff, as well as timed application usage. WinShield Secure PC is available for network or stand alone workstations.

CITADEL TECHNOLOGY PRODUCT RECOGNITION

During the quarter, our WinShield Secure PC won the "Best of Breed" award from WinMag.com in October 1999, and our software products were featured in the following publications: Curriculum Administrator, Technology & Learning, Windows NT Systems, WinMag.com, Media & Methods, and Windows NT Magazine.

                                  RISK FACTORS

GENERAL RISKS

WE RECENTLY DECIDED TO CHANGE OUR BUSINESS TO FOCUS ON B2B INCUBATION OF EARLY STAGE COMPANIES; HENCE, WE WILL ENCOUNTER NUMEROUS RISKS ASSOCIATED WITH OUR NEW BUSINESS FOCUS AND OUR PRIOR OPERATING HISTORY MAY NOT BE A MEANINGFUL GUIDE TO EVALUATING OUR FUTURE PERFORMANCE.

In January 2000 we announced that we were changing our business model to focus on the incubation of B2B early stage ventures. Other than our formation and development of How2, we have little experience in this area. As a consequence, our prior operating history may not provide a meaningful guide to our prospects in the emerging B2B market. Moreover, our new business model and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as B2B e-commerce. We may be unable to execute our strategy of developing our B2B incubation business due to numerous risks, including the following:

     o We may be unable to identify or develop relationships with attractive emerging B2B companies

     o Any B2B companies that we are able to attract may not succeed and the value of our assets and the price of our common stock could consequently decline

     o Our new business model is unproven and depends on the willingness of companies to participate in our incubator and collaborate with us and each other

     o Our expenses will increase as we refocus on our new B2B incubation business model and seek to build the infrastructure necessary to implement this model

     o We face competition from other incubators of B2B e-commerce companies, some of which are publicly traded companies, venture capital companies and large corporations; many of these competitors have greater financial resources and brand name recognition than we do, which may make it difficult for us to effectively compete

     o We will require additional capital resources in order to implement our new B2B e-commerce business model and we may not be able to obtain these resources on attractive terms, if at all.

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

RISKS RELATED TO OUR CITADEL TECHNOLOGY BUSINESS

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

THE MARKET FOR OUR PRODUCTS IS INTENSELY COMPETITIVE AND WE EXPECT THAT COMPETITION WILL CONTINUE AND MAY INCREASE.

The market in which we compete is influenced by the strategic direction of major microcomputer hardware manufacturers and operating system providers. Our competitiveness depends on our ability to enhance existing products and to offer successful new products on a timely basis. We have limited resources and must restrict product development efforts to a relatively small number of projects.

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

THE TRANSITION TO INTEGRATED SUITES OF UTILITIES MAY RESULT IN REDUCED REVENUES.

We and our competitors now provide integrated suites of utility products. The price of integrated utility suites is significantly less than the aggregate price of stand-alone products that are included in these utility suites when sold separately. As a result of the shift to integrated utility suites, price competition is intense and we have experienced cannibalization of our stand-alone products that are included within the suite. As a result, there may be a negative impact on our revenues and operating income from selling integrated utility suites rather than individual products, as the lower price of integrated utility suites may not be offset by increases in the total volume of utility suites sold. Additionally, our products may not compete effectively with competitors' products or integrated utility suites introduced in the future.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

We have been subject to substantial fluctuations in quarterly net revenues, and these fluctuations may occur in the future. Fluctuations may be caused by a number of factors, including:

     o the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

     o the introduction of competitive products by existing or new competitors;

     o    reduced demand for any given product;

     o seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

     o    the market's transition between operating systems.

Due to the aforementioned factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

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

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. However, we do not employ technology to prevent copying of our products. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. CT Holdings does not have any patents or statutory copyrights on any of its proprietary technology which CT Holdings believes to be material to its future success, although How2 has filed a provisional patent application with respect to certain of its business applications and intellectual property rights. In selling its products, CT Holdings relies primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States. There can be no assurance that CT Holdings' means of protecting its proprietary rights will be adequate or that CT Holdings' competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between CT Holdings and its employees will provide meaningful protection of CT Holdings' proprietary information, in the event of any unauthorized use or disclosure thereof. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

WE ARE INVOLVED IN LITIGATION WHICH COULD, AND FUTURE CLAIMS AGAINST US MAY, AFFECT OUR FINANCIAL RESULTS.

From time to time, we may be subject to claims that we have infringed the intellectual property rights of others, that our products are not Year 2000 compliant or other product liability claims, or other claims incidental to our business. We are involved in a number of judicial and administrative proceedings incidental to our business. We intend to defend and/or pursue all claims against us. We may suffer an unfavorable outcome as a result of one or more claims. We do not expect the final resolution of these claims to have a material adverse effect on our financial position, individually or in the aggregate. However, depending on the amount and timing of unfavorable resolutions of claims against us, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected in a particular period.

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

WE HAVE EXPERIENCED REDUCED DEMAND FOR OUR PRODUCTS DUE TO CHANGES IN CUSTOMER BEHAVIOR RESULTING FROM YEAR 2000 PREPARATION.

With the emerging requirements of Year 2000 compliance and functionality, many enterprise customers used their Information Technology budgets in 1999 to focus on Year 2000 issues. In addition, some of our customer's Information Technology organizations were unwilling to deploy new software until after the Year 2000 in order to reduce the complexity of any changes in their systems required by any actual Year 2000 failures. We believe that these factors reduced sales of our products and had an adverse affect on revenues. In addition, we have experienced and may continue to experience significantly reduced revenues from our product sales as demand may significantly decline and could adversely affect our future operating results.

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

CT Holdings has conducted Year 2000 compliance reviews for its internal systems. The review is comprised of four phases: (i) assessment of all of CT Holdings' systems and technology; (ii) remediation; (iii) implementation and testing of modifications to or replacements of existing systems and technology; and (iv) contingency planning.

Failures of our internal software and hardware systems containing all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would seriously harm our business, operating results and financial condition. CT Holdings is also vulnerable to our key partners' and suppliers' potential failure to remediate their own Year 2000 issues.

CT Holdings believes the software and hardware it uses internally complies with Year 2000 requirements. However, serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in our internal systems may occur. The occurrence of any of the foregoing could seriously harm our business, operating results or financial condition.

We have funded our Year 2000 compliance review from operating cash flows and has not separately accounted for these costs in the past. To date we have not incurred material costs in addressing Year 2000 issues. However, there can be no assurances that the actual costs of implementing our Year 2000 plan will exceed our estimates or that our business will not be materially adversely affected by Year 2000 issues.

WE MAY NEED ADDITIONAL FINANCING.

We currently fund our Citadel Technology product development and sales and marketing activities through existing cash reserves and cash from operations and issuances of securities. In the event that cash from operations and other available funds prove to be insufficient to fund our Citadel Technology anticipated operations, we will be required to seek additional financing. There can be no assurance that, if additional financing is required, it will be available on acceptable terms, or at all. Additional financing may involve substantial dilution to the interests of our then-current shareholders.

ADDITIONAL RISKS RELATED TO OUR INTERNET SUBSIDIARY, HOW2.COM

The following are certain risks related to the business of How2.Com, Inc. ("How2"), our Internet subsidiary, and should be considered in addition to the risk factors described above. Any of these factors could have a material adverse effect on us, as we owned a 45.2 % interest in How2 at December 31, 1999. How2 filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of shares of its common stock on October 19, 1999.

THERE CAN BE NO ASSURANCE THAT HOW2'S CONTEMPLATED INITIAL PUBLIC OFFERING WILL TIMELY, OR EVER, BE SUCCESSFULLY COMPLETED.

     o The delay or complete abandonment of the contemplated How2 initial public offering would have a material adverse effect on CT Holdings' stock price due to our substantial equity interest in How2. You cannot be assured that the initial public offering will occur in the near future or ever at all.

     o In addition, we have agreed to convert the shares of How2 common stock issued in connection with the acquisition of 2-Lane Media by How2 into up to 500,000 of our shares at the option of the 2-Lane Media shareholders in the event How2 does not become publicly traded by March 2000. Pursuant to the terms of the subscription agreements between How2 and certain of its stockholders, we may be required to issue up to 414,000 shares of our common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) in the event How2 does not become publicly traded by either February or March 2000, as the case may be. These provisions could have the effect of diluting our stockholders if the market price for our stock is above that price at the time of conversion.

WE MAY NOT BE ABLE TO EFFECT THE DISTRIBUTION OF HOW2 SHARES.

We previously announced that we intend to distribute shares of How2 common stock to our shareholders upon compliance with the Securities and Exchange Commission
(SEC) requirements applicable in connection with the proposed distribution and upon the expiration of a 180 day lockup agreement between CT Holdings and the underwriters of How2's proposed initial public offering. If there are certain problems associated with compliance with SEC requirements or state law, then the distribution of How2 shares may be delayed or may not occur. There can be no assurance that we will complete the distribution on the proposed terms or at all.

HOW2'S BUSINESS AND FUTURE PROSPECTS ARE EXTREMELY DIFFICULT TO EVALUATE BECAUSE ITS OPERATING HISTORY IS VERY LIMITED.

     o How2 was formed in January 1999. It acquired its rebates operation in May 1999 and commenced warranty operations in December 1999. As a result, it has only a limited operating history and is subject to all of the uncertainties and difficulties encountered by companies in their early stages of development.

     o How2 cannot be certain that its customer care services will be embraced by businesses, yet it expects to derive all of its revenue from its customer care services for the foreseeable future. If How2 is unable to establish pricing and revenue models acceptable to manufacturers, retailers, and service organizations, its online customer care services may not be commercially successful.

HOW2 HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

     o How2 had both a net loss and an accumulated deficit of approximately $30.7 million for the period from its inception, January 7, 1999, through December 31, 1999. It anticipates that its operating expenses will increase substantially in the foreseeable future as it continues to develop its technology, increase its sales and marketing activities, expand its outsourced services capabilities and improve its operational and financial systems. Accordingly, How2 expects to incur additional losses for the foreseeable future.

HOW2'S REVENUE IS DEPENDENT UPON ITS CLIENTS' BUSINESS AND PRODUCT SALES; MANY OF ITS CLIENT AGREEMENTS ARE TERMINABLE BY THE CLIENT AT WILL.

     o How2's revenue is primarily transaction based and will fluctuate with the volume of transactions or level of sales of products by its business clients for which it provides customer care services. In addition, many of How2's agreements with its clients are terminable by the client at will. Therefore, How2 cannot be assured that any of its clients will continue to use its services for any period of time.

HOW2 IS DEPENDENT ON eMACHINES AND STAPLES AND ITS VENDORS FOR A SUBSTANTIAL PORTION OF ITS BUSINESS.

     o How2 is dependent upon its relationship with a small number of customers who use its rebate services for a substantial portion of its existing and anticipated revenues.

     o Four of How2's customers accounted for approximately 85.34% of its aggregate invoiced revenue (67.14%, 3.73%, 9.73% and 4.74% of its aggregate invoiced revenue was derived from eMachines, Staples and its vendors, Umax and Southwestern Bell, respectively) for the year ended December 31, 1999. How2 cannot be assured that its relationships with eMachines or Staples and its vendors will continue, or if continued, will increase in any future period.

HOW2'S QUARTERLY OPERATING RESULTS WILL LIKELY VARY SIGNIFICANTLY IN THE FUTURE.

     o How2 expects that its revenues and operating results may vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of its results of operations may not be meaningful. In some future quarter or quarters, its operating results are likely to fall below expectations. Any shortfall will likely adversely affect the price of How2's common stock in a manner that may be unrelated to its long-term operating performance.

     o How2's quarterly operating results, as well as its operating results generally, may also vary depending on a number of factors, including but not limited to: demand for its rebate and related services; fluctuations in the average face amount of the rebates processed; seasonality in manufacturers' rebate promotions; actions by How2's competitors or entry of new competitors into its markets; changes in How2's pricing or that of its competitors; How2's ability to expand its sales and marketing operations; its ability to attract and retain clients and maintain client satisfaction; increased expenses related to sales and marketing, site development or administration; technological changes in How2's markets; changes in accounting standards and revenue recognition policies; costs related to possible acquisitions; seasonality of Internet use; and general economic conditions.

     o In addition, because How2's increasing expense levels are based in part on expectations of its future revenues, any decline in its revenues below its expectations would have a disproportionately adverse impact on its operating results.

HOW2'S REBATE AND RELATED SERVICES HAVE ACCOUNTED FOR SUBSTANTIALLY ALL OF ITS REVENUES SINCE INCEPTION, AND IT EXPECTS TO DEPEND ON ITS REBATE AND RELATED SERVICES FOR A SIGNIFICANT PORTION OF ITS REVENUES FOR THE FORESEEABLE FUTURE.

     o How2's rebate and related services accounted for approximately 76.4% of its total revenues from inception through December 31, 1999. How2 anticipates that revenues from its rebate services will continue to constitute a significant portion of its revenues for the foreseeable future. A decrease in the amount of promotional dollars spent on rebate programs by its clients would negatively impact its results of operations.

     o For the period from January 7, 1999 to December 31, 1999, How2's net revenues included $ 2.3 million of slippage, representing 38.5% of its net revenues for the period. How2's operating results could suffer if the slippage percentage decreases or if any state is entitled to the slippage amounts as a result of its unclaimed property or escheat laws. Furthermore, How2 expects that more consumers will cash their rebate checks as a result of its online rebate process, which will further reduce slippage. A decline in the amount of slippage that How2 retains or a decrease in the rebate service fees it receives could decrease its net revenues and negatively impact its results of operations.

IN THE FUTURE, HOW2 WILL NEED TO RAISE ADDITIONAL CAPITAL, AND THIS CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

     o How2 expect the net proceeds from its initial public offering will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months. Assuming the initial public offering is even consummated, How2 may still need to raise additional funds. In addition, within the next 12 months How2 may need to raise additional funds in order to take advantage of new business opportunities, to react to unforeseen difficulties or to otherwise respond to pressures from its competitors. If How2 does not complete its initial public offering on a timely basis or otherwise cannot raise funds on acceptable terms, if and when needed, its business will suffer.

HOW2'S BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION AND LOYALTY NECESSARY TO SUCCEED.

     o How2 believes that broad recognition and favorable business and consumer perception of the How2.com brand are essential to its future success. Accordingly, How2 is pursuing an aggressive brand-enhancement strategy, which includes trade shows, promotional programs and public relations activities.

HOW2 DEPENDS UPON STRATEGIC ALLIANCES TO DEVELOP AND IMPLEMENT ITS TECHNOLOGY SOLUTIONS.

     o How2 depends upon third parties for several critical elements of its business and technology.

     o How2 has entered into material contracts with Exodus Communications, Inc. for its data center hosting and plans to continue to enter into material contracts with other third parties, to manage, maintain and expand the computer and communications equipment and software needed for the day-to-day operations of its business.

IN ORDER TO MANAGE ITS GROWTH AND EXPANSION, HOW2 WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

     o Since its formation, How2 has experienced significant expansion of its operations. This expansion has placed a strain upon its management systems and other resources.

     o As How2 introduces new customer care services, How2 will need to develop and implement new technology systems.

ADOPTION AND INTEGRATION OF HOW2'S PRODUCTS AND SERVICES BY LARGE RETAIL CLIENTS IS COMPLEX, TIME CONSUMING AND EXPENSIVE.

     o How2 recruits retail clients to process their vendors' rebates. The adoption and integration of How2's services by large companies is complex, time consuming and expensive. These long cycles may cause delays in How2's sales and it may spend a large amount of time and resources on potential clients who decide not to use its services, which could materially and adversely affect its business.

IF HOW2 LOSES ITS KEY PERSONNEL OR CANNOT RECRUIT ADDITIONAL PERSONNEL, ITS BUSINESS MAY SUFFER.

     o Since its formation in January 1999, How2 has employed many of its key personnel, including Steven B. Solomon, its Chairman and Chief Executive Officer, Kenneth R. Johnsen, its President and Chief Operating Officer, and the leaders of its finance, technology, legal, sales and marketing operations, and other key managerial, marketing, planning, financial, technical and operations personnel.

     o How2 does not have life insurance policies that would pay proceeds to it upon the death of any of its key personnel. How2's business could be negatively impacted if it were to lose the services of one or more of these persons.

HOW2'S BUSINESS IS VERY LABOR INTENSIVE AND, AS A RESULT, HOW2 IS DEPENDENT ON ITS EMPLOYEE BASE.

     o How2's future success depends on its ability to attract, hire, train and retain highly skilled personnel. In addition, How2 will need to add a significant number of new technical support and operations personnel to support the operations of its customer care services. Competition for qualified personnel is intense, and How2 may fail to attract or retain these personnel, in which case its business would be negatively impacted.

     o Because labor costs are a significant portion of its costs, an increase in wages, costs of employee benefits or employment taxes could seriously harm How2's business. In addition, How2's facilities are located in areas, including Dallas, Los Angeles, and Silicon Valley, with high demand for technical and other personnel and relatively low unemployment rates. It is more difficult and costly to hire qualified personnel in these areas.

HOW2'S MARKETS ARE HIGHLY COMPETITIVE.

     o The rebate and fulfillment industry is highly competitive and fragmented. How2 expects competition to persist and to intensify in the future. Its competitors include small firms offering specific promotion fulfillment applications, divisions of larger entities and large independent firms, such as Young America Corporation and Continental Promotions Group.

     o Many of How2's current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, production and other resources. In addition, some have significantly greater name recognition and a larger base of customers, and many have well-established relationships with How2's current and potential clients and have extensive knowledge of its industry.

HOW2 MAY NEED TO CONTINUE TO MAKE ACQUISITIONS IN ORDER TO REMAIN COMPETITIVE IN ITS MARKET. ITS BUSINESS COULD BE ADVERSELY AFFECTED AS A RESULT OF ANY OF THESE FUTURE ACQUISITIONS.

     o In order to remain competitive, How2 may need to acquire additional businesses, products, technologies, expertise or other resources. How2 may not be able to identify suitable acquisition candidates or negotiate terms of acquisitions successfully, finance the acquisitions or integrate the acquired operations into its existing business. If How2 consummates significant acquisitions in which the consideration consists of stock or other equity securities, stock ownership could be significantly diluted. If How2 proceeds with significant acquisitions in which the consideration includes cash, How2 could have to use a substantial portion of its available cash, including proceeds from its initial public offering, if consummated, to complete these acquisitions. Acquisition financing may not be available on favorable terms, or at all. In addition, How2 may be required to amortize significant amounts of goodwill and other intangible assets in connection with past and future acquisitions, which would adversely affect its results of operations.

HOW2 FACES POTENTIAL CONFLICTS OF INTERESTS RELATING TO CT HOLDINGS.

     o Because of its relationship with CT Holdings, which owned 45.2% of How2's common stock at December 31, 1999, and its interlocking directors, officers and stockholders, who collectively own 20.7% of its common stock as of December 31, 1999, How2 is likely to face potential conflicts of interest relating to CT Holdings.

     o Executives, employees and consultants associated with CT Holdings assisted in the development of How2's business model. Steven B. Solomon, CT Holdings' CEO and President, is the founder, Chairman and CEO of How2.com. In addition, Kenneth R. Johnsen, How2's President and COO, Lawrence Lacerte, Victor K. Kiam II, Mark Rogers, Chris A. Economou and Edward A. Pierce serve as directors of both CT Holdings and How2.

     o Some of How2's executive officers, key employees and directors also beneficially own, or hold options or warrants to purchase, approximately 33.0% of the outstanding common stock of CT Holdings as of December 31, 1999. Steven B. Solomon owned approximately 13.0% of CT Holdings' common stock as of December 31, 1999.

     o Accordingly, conflicts of interest may arise from time to time between How2 and CT Holdings, particularly with respect to the pursuit of overlapping business opportunities. How2 has not adopted any formal plan or arrangement to address these potential conflicts of interest and intends to review related-party transactions with CT Holdings on a case-by-case basis.

     o Because How2 has interlocking directors and officers with CT Holdings, there may be inherent conflicts of interest for these directors and officers related to transactions between How2 and CT Holdings. Directors may be required to abstain from voting with respect to matters involving both CT Holdings and How2. How2 may lose valuable management input from the directors and officers who have conflicts.

HOW2 MAY BE SUED FOR INFORMATION RETRIEVED FROM ITS WEB SITE OR FOR PRODUCTS AND SERVICES OFFERED THROUGH ITS WEB SITE.

     o How2 may be subject to claims relating to the information How2 publishes on its web site. In addition to monetary damages, any such claims could harm How2's reputation and public image, causing serious harm to its business.

     o In addition, consumers may sue How2 if any of the products or services that How2 or its clients sell online are defective, fail to perform properly or injure the user. Any errors, defects or other performance problems could result in financial or other damage to How2's customers.

IF THE PROTECTION OF HOW2'S INTELLECTUAL PROPERTY IS INADEQUATE, ITS COMPETITORS MAY GAIN ACCESS TO ITS CONTENT AND TECHNOLOGY.

     o How2 depends on its ability to develop and maintain the proprietary aspects of its content and technology. To protect its proprietary content and technology, How2 relies primarily on a combination of contractual provisions, confidentiality procedures, trade secrets and patent, copyright and trademark laws.

     o How2 seeks to avoid disclosure of its trade secrets through a number of means including, but not limited to, requiring those persons with access to its proprietary information to execute confidentiality agreements and restricting access to its source codes.

     o Although How2 has filed three patent applications and one provisional patent application with respect to its proprietary online rebate systems and processes, How2 has not received any legal opinion or conducted full searches regarding the patentability of its application. How2 has no patents, and may not receive a patent related to its proprietary online rebate applications. If How2 receives a patent related to its proprietary rebate application either resulting from its current patent applications or future applications, How2 may be unable to claim the filing date of, and priority from, its existing provisional patent application. How2's future patents, if any, may be successfully challenged, rendering them invalid or unenforceable, or may not provide it with any competitive advantages.

     o Additionally, other parties may have equal rights to any patents issued to How2, through claims of inventorship or otherwise, and, if so, would be able to use the patented technology or license it to others without How2's consent. The validity and enforceability of How2's future patents, if any, may also be affected by future legislative actions or judicial decisions, especially to the extent such future patents may be deemed "method of doing business" patents.

     o Although How2 has filed trademark applications with respect to various trademarks that it is using in connection with its business, How2 has not conducted extensive searches regarding the availability of those trademarks. How2 has received no trademark registrations, and may not receive any trademarks from its filed trademark applications. Its trademarks may be successfully challenged or may not provide it with any competitive advantages. None of How2's trademarks may be registrable and other parties may have priority of use of such trademarks or variants thereof.

     o There has been a substantial amount of litigation in the Internet industry regarding intellectual property rights. It is possible that in the future third parties may claim that How2 or its current or potential future content, products or services infringe upon their intellectual property.

HOW2 IS DEPENDENT ON ITS DOMAIN NAMES, AND HOW2 COULD SUFFER LOSSES IF ITS DOMAIN NAMES ARE NOT PROTECTED.

     o How2 currently owns and controls the Internet domain names "www.how2.com" and "www.how2hq.com" as well as various other related names. Domain names generally are regulated by international Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, How2 may not acquire or maintain the "www.how2.com" and "www.how2hq.com" domain names in all of the countries in which How2 conducts business.

CAPACITY CONSTRAINTS AND SYSTEM FAILURES COULD HARM HOW2'S BUSINESS.

     o If How2 cannot expand its systems to cope with increased demand, or its technology systems fail to perform, How2 could experience unanticipated disruptions in service; slower response times; decreased client service and satisfaction; decreased customer service and satisfaction; or delays in the introduction of new products and services.

     o How2 uses internally developed and third party systems to operate its web site, including transaction processing and order management systems designed to be scalable. How2 does not know whether it will be able to accurately project the rate or timing of any increases to allow it to upgrade its systems and infrastructure in a timely manner to accommodate these increases. Significant outages, delays and other difficulties due to system failures could cause customers to perceive How2's service as not functioning properly and, therefore, cause them to use other online services.

     o How2's ability to provide high quality customer service depends on the efficient, uninterrupted operation of its computer and communications hardware systems. Its web site may experience periodic system interruptions from time to time. Its systems and operations are also vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. While How2 plans to establish redundant servers and a mirror site to provide limited service during system disruptions, How2 does not have fully redundant systems, a formal disaster recovery plan, alternative providers of hosting services or a mirror site.

     o How2's business is highly dependent on its computer and telephone equipment and software systems. While How2 maintains backup systems, the temporary or permanent loss of any of these equipment or systems, through casualty loss due to events such as fire, flood, earthquake or tornado, or operating malfunction, could seriously harm its business. While How2 has property and business interruption insurance, its insurance may not adequately compensate it for all losses.

ABANDONED PROPERTY LAWS MAY REQUIRE HOW2 TO SURRENDER UNCLAIMED REBATE PAYMENTS TO A STATE.

     o The unclaimed property and escheat laws of each state provide that under circumstances defined in the state's statutes, holders of unclaimed or abandoned property, possibly including rebate checks that consumers do not cash, also called "slippage", must surrender that property to the state. As a result, any state into which How2 sends rebate checks could assert that it is entitled to unclaimed rebate checks that How2 has issued to consumers in that state. As of December 31, 1999, How2 has recognized slippage of approximately seven percent of the face amount of checks issued to consumers, or $2.3 million. If one or more states into which How2 sends a significant number of rebate checks sought to collect these rebate checks under their escheat laws, its business could be materially adversely affected.

HOW2 DEPENDS ON INCREASING USE OF THE INTERNET AND ON THE GROWTH OF E-COMMERCE. IF THE USE OF THE INTERNET AND E-COMMERCE DOES NOT GROW AS ANTICIPATED, ITS BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

     o How2's services depend on the increased acceptance and use of the Internet as a medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not develop at projected rates and a sufficiently broad base of users may not adopt the Internet as a medium of commerce.

     o How2's business would be materially adversely affected if use of the Internet does not continue to increase or increases more slowly than expected; or the Internet does not create a viable commercial marketplace, inhibiting the development of e-commerce and reducing the demand for its products and services.

     o The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including: potentially inadequate development of the necessary communication and computer network technology, particularly if rapid growth of the Internet continues; delayed development of enabling technologies and performance improvements; delays in the development or adoption of new standards and protocols; increased governmental regulation; and concerns about security and confidentiality.

INCREASED GOVERNMENT REGULATION COULD LIMIT THE MARKET FOR, OR IMPOSE SALES AND OTHER TAXES ON THE SALE OF, HOW2'S PRODUCTS AND SERVICES OR ON PRODUCTS AND SERVICES PURCHASED THROUGH ITS WEB SITE.

     o As Internet commerce evolves, How2 expects that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communication and commercial medium. If enacted, these laws, rules or regulations could limit the market for How2's products and services.

     o How2 does not collect sales or similar taxes for goods and services purchased through its web site. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies like How2 that engage in or facilitate e-commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce and could adversely affect How2's opportunity to derive financial benefit from such activities.

ONLINE SECURITY BREACHES COULD HARM HOW2'S BUSINESS.

     o Substantial or ongoing security breaches of How2's system or other Internet-based systems could significantly harm its business. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by it to protect customer transaction data.

     o How2 will incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent its security systems could steal proprietary information or cause interruptions in its operations. Security breaches also could damage its reputation and expose it to a risk of loss or litigation and possible liability.

     o How2 also faces risks associated with security breaches affecting third parties conducting business over the Internet.

HOW2 IS HEAVILY DEPENDENT ON TELEPHONE, POSTAL AND DELIVERY SERVICES.

     o How2 materially relies on services provided by various local and long distance telephone companies in connection with its rebate and related services.

     o How2's business is also materially dependent on the United States Postal Service and, to a lesser degree, on private delivery companies. Postal and delivery service rate increases affect the cost of its mailings and shipments to consumers.

IN THE EVENT OF THE COMPLETION OF HOW2'S INITIAL PUBLIC OFFERING, HOW2'S STOCK PRICE IS LIKELY TO BE VERY VOLATILE.

     o Currently, How2's common stock can not be bought or sold publicly. Although it is anticipated that the initial public offering price will be determined based on several factors, the market price after the offering may vary significantly from the initial offering price. The market price of How2's common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors which are beyond its control.

     o Domestic and international stock markets often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, could adversely affect the market price of How2's common stock.

     o The market prices for stocks of Internet-related and technology companies, particularly following an initial public offering, frequently increase to levels that bear no relationship to the operating performance of these companies. Those market prices generally are not sustainable and are subject to wide variations. If How2's common stock trades at levels significantly above its initial public offering price, its common stock likely will experience a material decline.

     o Sales of a substantial number of shares of How2's common stock in the public market after its initial public offering could depress the market price of the How2 common stock and could impair How2's ability to raise capital through the sale of additional equity securities.

                              RESULTS OF OPERATIONS


NET REVENUE

During the three months ended November 30, 1999, we had net sales of $311,057, a decrease of $1,626,397, or 83.9%, over net sales of $1,937,454 for the three months ended November 30, 1998. For the nine months ended November 30, 1999, we had net sales of $1,413,449, a decrease of $2,635,516, or 65.1%, over net sales of $4,048,965 for the nine months ended November 30, 1998. We attribute the decrease in our software product revenues for the three month period and the year to date to our focus on our activities as an Internet business incubator, as well as the closing of our England distributor, the reduction in purchases from our Japanese distributor, the deferral of OEM/system integrator purchases as a result of year 2000 issues, and the late introduction of our WinShield Secure PC products (desktop and network versions). In addition, during the year we started to transition the sale of our products to large corporate accounts. During the second quarter, we started to see increased sales to this market segment with backlog starting to develop. However, during the current quarter, we encountered significant unexpected sales resistance from this market segment due to Y2K concerns. Most of the clients we were working with went into a lock-down during this quarter and as a result, purchases were delayed. As such, we started to aggressively market our products to smaller accounts which did not appear to be as sensitive to Y2K issues; however, most of the quarter was over before we could react and as a result, our sales during the quarter were significantly adversely affected. In addition to the Y2K issues, during the same quarter last year, we had the one large system integrator sale that accounted for approximately 58% of our revenue during the quarter. While this integrator accounted for approximately $315,000 of the revenues derived during the second quarter of this fiscal year, they indicated to us last year that they would be spending most of the rest of calendar year 1999 on Y2K related issues.

COST OF SALES

The costs and expenses incurred in connection with producing our products for the three months ended November 30, 1999 were $6,833 compared to $33,780 for the three months ended November 30, 1998, or a decrease of $26,947, or 79.8%. For the nine months ended November 30, 1999, cost of sales were $54,610, a decrease of $110,412, or 66.9%, over cost of sales of $165,022 for the nine months ended November 30, 1998. As a percentage of sales, cost of sales for the three and nine months ended November 30, 1999 were 2.2% and 3.9%, respectively, versus 1.7% and 4.1% for the three and nine months ended November 30, 1998. The decrease in our cost of sales for the nine months ended November 30, 1999 over the comparable period last year can be attributed to the increase in corporate sales as a percentage of total sales this year over last year. The increase in the percentage during the current quarter can be attributed to the large system integrator sale during the three months ended November 30, 1998, as previously discussed.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs charged to expense for the three months ended November 30, 1999, were $99,737 versus $158,996 for the three months ended November 30, 1998, or a decrease of $59,259, or 37.3%. For the nine months ended November 30, 1999, research and development costs were $344,607 versus $410,329 for the nine months ended November 30, 1998, or a decrease of $65,722, or 16.0%. For the three and nine months ended November 30, 1999, we capitalized approximately $168,000 and $461,000, respectively, versus $75,000 and $820,000 for the comparable periods last year. The increase in costs capitalized for the three months ended November 30, 1999 related to the development work being performed on the network version of WinShield Secure PC. The decrease in costs capitalized for the nine months ended November 30, 1999 related primarily to a decrease in the level of development work being performed by outside contract consultants during this period when compared to the same periods last year. Last year, we spent considerable resources in upgrading their products to be both Windows 98 and NT compliant. This year, we internally developed our WinShield Secure PC product ("Secure PC"), the total security solution for desktops. We launched the desktop version of Secure PC in August 1999, originally scheduled to be launched in May 1999. The delay was caused by product enhancements determined to be beneficial to the product after the product's initial alpha and beta testing. The network version of this product is expected to be launched in our fourth fiscal quarter of fiscal 2000 (originally scheduled for release in October 1999). Due to our relatively limited development resources it may be reasonable to expect that the development of new products and enhancements and upgrades to existing products may continue to be delayed in the future, which could have a negative impact of our Citadel Technology software unit's operating results.

SELLING AND MARKETING EXPENSE

Selling and marketing expense decreased from $983,297 for the three months ended November 30, 1998 to $417,102 for the three months ended November 30, 1999, a decrease of $566,195, or 57.6%. For the year, selling and marketing expenses decreased from $2,413,595 for the nine months ended November 30, 1998 to $ 2,177,547 for the nine months ended November 30, 1999. As a percentage of sales, selling and marketing expenses for the three and nine months ended November 30, 1999 were 134.1% and 154.1%, respectively, versus 50.7% and 59.6% for the three and nine months ended November 30, 1998, respectively.

During the first quarter, we increased both our general marketing expenditures, which were aimed at increasing our name and product recognition, as well as our direct marketing expenditures, which were aimed at a particular market segment, i.e., education, corporate, government, etc. The majority of these direct marketing expenditures were front-loaded, i.e., the costs were recognized then, while the benefits were not expected to be derived until future quarters. During the current quarter, we started the implementation of our sales specific marketing program and general cost control program and spent considerably less on general marketing, as such, these expenses were reduced 57.6% during the quarter. In addition, in the past, CT Holdings has allocated considerable resources to building its inside and outside sales infrastructure. CT Holdings does not anticipate that it will be required to allocate the same amount of resources in the future due to operational efficiencies introduced during the quarter. As a result, CT Holdings would anticipate that, in future quarters, these expenses would continue to be reduced on a dollar basis as CT Holdings continues to look for ways to be more efficient in its marketing and sales efforts.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended November 30, 1999 were $217,435 versus $495,065 for the three months ended November 30, 1998, or a decrease of $277,630, or 56.1%. General and administrative expenses decreased $529,436, or 43.5%, from $1,216,556 for the nine months ended November 30, 1998 to $687,120 for the nine months ended November 30, 1999. The decrease can be attributed to the cost control programs implemented that we have implemented since May 1999. We continue to explore ways to reduce our general and administrative expenses even further, as evidenced by the continued reduction in these expenses this quarter (reduction this quarter $277,630, versus an average reduction per quarter of $176,479 for the year).

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the three months ended November 30, 1999 was $358,889, compared to $410,353 for the three months ended November 30, 1998. For the nine months ended November 30, 1999, depreciation and amortization expense was $1,015,598, compared to $1,134,270 for the nine months ended November 30, 1998, or a decrease of $118,672, or 10.5%. During the last quarter of the previous fiscal year, we wrote-off approximately $1,200,000 of purchased software costs which had the impact of reducing the depreciation and amortization expense for the three and nine months ended November 30, 1999 by approximately $125,000 and $375,000, respectively. This reduction was offset by the commencement of amortization on certain capitalized product development costs relating to products that became available for sale during the periods.

OTHER INCOME (EXPENSE)

Interest expense for the three months and nine months ended November 30, 1999 was $2,509 and $17,639, respectively, compared to $52,972 and $136,409 for the three and nine months ended November 30, 1998, respectively. This resulted primarily from the fact that we had less interest bearing debt during this period than we did during the same period last year. Equity in loss of unconsolidated affiliate was $8,655,820 for the three months ended November 30, 1999 and $11,253,865 for the nine months ended November 30, 1999. The large increase in the loss during the current quarter related to our How2 Internet subsidiary allocating a considerable amount of resources to its marketing and advertising programs aimed at building name/brand awareness for its web site and business-to-business services. We expect that these losses would continue to be significant for at least the foreseeable future as our Internet subsidiary continues to develop its business services.

OPERATING LOSS BEFORE EXTRAORDINARY ITEM

As a result of the foregoing, for the three months ended November 30, 1999, we reported a net loss before extraordinary items of $9,445,485 (which included the $8,655,820 related to our Internet subsidiary referred to above), compared to a net loss of $825,929 for the same period last year. For the nine months ended November 30, 1999, we reported a net loss before extraordinary items of $14,141,689 (which included $11,253,865 related to our Internet subsidiary) compared to $2,108,131 for the same period last year.

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT

During the three and nine months ended November 30, 1998, we recognized a gain on the settlement of debts of $75,354 and $806,421, respectively. These gains related primarily to the restructuring of a note payable to Inxight, a division of Xerox. In connection with the restructuring, Inxight agreed to reduce the principal amount of the note and accrued interest due from us by $520,816. In exchange we agreed to a shorter maturity on the note and the issuance of 250,000 shares of our common stock to Inxight (valued at $92,500 as of the date of the transaction). The value of the stock was been treated as a reduction in the gain associated with the transaction. The remaining balance relates to miscellaneous gains recognized by us associated with the settlement of balances due various vendors during the period.

NET LOSS

As a result of these factors, for the three and nine months ended November 30, 1999, we reported a net loss of $9,445,485 and $14,141,689 respectively, compared to a net loss of $752,575 and $1,301,710 for the three and nine months ended November 30, 1998.

                          DIVIDENDS ON PREFERRED STOCK

Preferred stock dividends consisted primarily of dividends accrued on Series D preferred stock. In June 1999, we converted $2,000,000 of Series D preferred stock, plus dividends in arrears of approximately $238,000, into 2,081,937 shares of our common stock.

                              YEAR 2000 COMPLIANCE


Even though the date is now past January 1, 2000, and we experienced no immediate adverse impact from the transition to the year 2000, we cannot provide any assurance that our key partners, suppliers or customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs which were date sensitive to the year 2000 may not have been programmed to process the year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our year 2000 compliance and the year 2000 compliance of our key partners, suppliers and customers. The financial impact of Year 2000 compliance has not been, and is not expected to be, material to our financial position or results of operations in any given year.


                         LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at November 30, 1999 were $178,344.

Cash flows from operations were a negative $2,574,147 for the nine months ended November 30, 1999, compared to negative $4,168,066 for the nine months ended November 30, 1998. This decrease was primarily due to an increase in our accounts receivable turnover offset by an increase in our accounts payable turnover and an increase in the net loss for the period.

Cash used in investing activities were approximately $547,557 for the nine months ended November 30, 1999, compared to approximately $946,521 for the same period last year. This decreased resulted from our spending less on software development activities this period.

Cash flows provided by financing activities were $1,089,672 for the nine months ended November 30, 1999, compared to $5,721,801 for the nine months ended November 30, 1998. This decrease was due primarily to less capital being raised by us during this period.

As a result of the aforementioned factors, cash and cash equivalents decreased by $2,032,033 for the nine months ended November 30, 1999, versus an increase of approximately $607,214 for the same period last year.

During the second quarter of the fiscal year, we started to implement various cost control and reduction measures aimed at decreasing our operational overhead and made various operational changes aimed at making us more efficient. For the quarter ended November 30, 1999, these changes alone saved us over $950,000 ($1,095,163 for the quarter ended November 30, 1999 versus $2,147,713 for the quarter ended November 30, 1998). We continue to look for ways to cut our overhead costs, while not impairing our operational efficiencies or our software products' competitive advantage.

Unless software sales increase, we may need to seek additional capital to fund our Citadel Technology operations for at least the remainder of the fiscal year. Moreover, we will need additional capital resources to implement our new B2B incubation business model. While we have been successful in the past in raising additional capital when needed, there can be no assurances that we will be successful in the future, or if successful, that capital will be available on acceptable terms or will not have a dilutive effect on existing shareholders.

PART II.  OTHER INFORMATION

Except as listed below, all information required by Part II is omitted because the items are inapplicable or the answer is negative.

ITEM 1.   LEGAL PROCEEDINGS

We and one of our officers were involved in an arbitration proceeding with Vestcom Ltd., which claimed compensation and a finder's fee for introducing us to a third party. Vestcom sought damages of the value of 100,000 shares of our common stock (alleged to be valued at $1,900,000), plus 50% of additional compensation paid by us to the third party. We filed a declaratory judgment action against Vestcom to determine that the alleged contract was not valid based on our defenses. The case was styled Citadel Computer Systems, Inc. and Steven B. Solomon v. Vestcom, Ltd., in the 193rd Judicial District Court in Dallas County, Texas. In October 1998, the Texas court entered a judgment and preliminary injunction in favor of us and our officer that the purported agreement was a forgery. As a result, the arbitration proceeding was dismissed by the American Arbitration Association. The defendant appealed the decision of the Texas court. In November 1998, Vestcom filed a lawsuit against us in Texas state court styled Vestcom v. Citadel in the 68th Judicial Court, Dallas County, Texas, reasserting the same basic claims as in the arbitration proceeding. In January 2000 the parties reached an agreement to settle the suit for the original amount of the warrants claimed (100,000 shares with an exercise price of $1.375 per share).

We are a party to certain other legal proceedings. At this time, we are unable to predict the ultimate outcome of these proceedings, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any. Unfavorable resolutions of these proceedings or the costs of litigation and settlement could have a material adverse effect on our results of operations or financial condition.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

In the quarter our subsidiary, How2.com, issued 416,125 shares of its common stock pursuant to private placements to accredited investors under Section 4(2) of the Securities Act, for commitments for proceeds of $3,143,780.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         Exhibit 27    Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter ended November 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CT HOLDINGS, INC.
                                    (FORMERLY CITADEL TECHNOLOGY, INC.)



Date:  January 14, 2000         By: /s/ STEVEN B. SOLOMON
                                    -------------------------------------------------------------
                                    Steven B. Solomon, President and Chief Executive Officer
                                    (Duly Authorized Signatory and Principal Executive Officer)

                                By: /s/ RICHARD L. TRAVIS, JR.
                                    -------------------------------------------------------------
                                    Richard L. Travis, Jr., Chief Operating and Financial Officer
                                    (Duly Authorized Signatory and Principal Financial Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
   27               Financial Data Schedule