Form 10KSB
period 2000-02-29
CT HOLDINGS INC
filed 2000-06-13
CIK 752789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-08718

                                CT HOLDINGS, INC.
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

                                 (214) 520-9292
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year............. $ 1,292,250

As of June 12, 2000, the last reported sale price of the Company's common stock was $2.00 per share. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $67,090,980 as of June 12, 2000.

As of June 12, 2000, there were 51,275,317 shares of common stock, $.01 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's Annual Meeting of Stockholders for the fiscal year ended February 29, 2000 are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format.                   Yes [ ] No [X]

                                CT HOLDINGS, INC.
                                   FORM 10-KSB
                                  ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                FEBRUARY 29, 2000

                                Table of Contents


PART I

Item 1.  Description of Business.......................................................................... 1

Item 2.  Description of Property .........................................................................33

Item 3.  Legal Proceedings ...............................................................................33

Item 4.  Submission of Matters to a Vote of Security Holders .............................................34

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ........................................35

Item 6.  Management's Discussion and Analysis ............................................................36

Item 7.  Financial Statements ............................................................................41

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ......................................................................................41

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                 16(a) of the Exchange Act ...............................................................43

Item 10. Executive Compensation ..........................................................................43

Item 11. Security Ownership of Certain Beneficial Owners and Management ..................................43

Item 12. Certain Relationships and Related Transactions ..................................................43

Item 13. Exhibits and Reports on Form 8-K ................................................................44

         This Annual Report on Form 10-KSB contains forward-looking statements that involve known and unknown risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. In this Report, the words "anticipates," "believes," "expects," "estimates," "intends," "future" and similar expressions identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report under the heading "Factors That May Affect Future Operating Results" as well as those discussed elsewhere in this Report, and the risks discussed in our Securities and Exchange Commission filings.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF CT HOLDINGS

         We are an incubator of business-to-business (B2B) Internet companies that provides early stage business-to-business ventures with a single source of management capital, as well as consulting on operations, marketing and strategic planning. Our B2B incubator model is designed to enable the start up companies with whom we partner to become online market leaders in their industries. We believe that by focusing on B2B Internet companies, we are positioned to identify the latest trends and opportunities and attract promising companies and talent in this industry. Our strategy is to leverage the B2B expertise of our management and affiliates and to capitalize upon opportunities to cross-pollinate the strongest qualities among our holdings. We believe that the anticipated growth in B2B e-commerce creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures in this industry. Forrester Research estimates that the United States B2B e-commerce market, defined as the intercompany trade of hard goods over the Internet, will grow from $43 billion in 1998 to more than $1.3 trillion by 2003.

         We began our Internet activities in 1999 with the formation of Parago, Inc. (formerly How2.com, Inc.), an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides an online suite of offerings designed to increase sales, reduce costs, and retain customers for retailers, manufacturers and service organizations. These continuous customer interaction services include online promotional management (including online rebate processing), proactive email, online surveys, online multimedia product demonstrations and manuals, and online customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. Parago's revenues were $3.5 million for the quarter ended March 31, 2000. In March 2000, Parago announced that it had received $36.5 million in new private equity financing from four investors led by THLee.Putnam Internet Partners. Co-investors were Dain Rauscher Wessels Investors LLC, Watershed Capital and Seaboard Ventures. The investments will be used to expand Parago's proprietary Internet-based B2B solutions, which optimize and redefine customer care processes. We continue to hold 20 million shares of Parago common stock.

         In May 2000 we completed a previously announced transaction whereby we acquired a minority interest in River Logic, Inc. (formerly iNetze.com, Inc.). River Logic creates and operates integrated decision support networks for industries such as K-12 Education, Utilities, Forest Products, Healthcare and others. These networks are designed to leverage the flow and processing of knowledge and information to provide a decisive competitive advantage. River Logic has several industry-specific networks in development. Additionally, River Logic develops and licenses its technologies to key industry partners.

         In addition to our B2B incubation business, we continue to operate our "Citadel Technology" business line, which is focused on developing and marketing security and administration software products for both computer networks and desktop personal computers. Our integrated, easy-to-use software products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. These software products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. Our Citadel Technology software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity. Our core focus will be on our B2B incubation services, and we are currently analyzing various strategic alternatives for our Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing or joint venture arrangements or the sale of the business. As a result, management believes that our results of operations for our Citadel Technology security software business will continue to be adversely affected in the future.

OVERVIEW OF PARAGO

         Parago provides Internet-based solutions that automate customer relationship management. Parago's solutions enable both brick-and-mortar and e-commerce businesses to more efficiently develop, retain and extend customer relationships and improve sales, marketing and customer retention. Parago's Internet-enabled enterprise solutions include PromoCenter, InfoCenter and KnowledgeCenter. By automating customer care activities such as online and traditional rebate processing and promotions, Parago allows its clients to enhance customer retention, increase revenue opportunities and improve operating efficiencies. Parago's Internet-based solutions seek to transform promotional management and product information from customer service liabilities to retention and extension opportunities.

         Parago's online solutions provide a new vehicle for its clients to conduct targeted marketing to customers with whom they have traditionally lost contact subsequent to the point of purchase. Parago is developing proprietary software that will provide an online mechanism for customers, many of whom have immediate purchasing power in the form of promotional proceeds, to apply those proceeds towards the purchase of additional products or services. Parago's solutions also capture valuable customer information that can help its clients better understand customer behavior. Parago plans to provide fee-based customer specific or aggregated data analyses to assist clients in designing future promotions. Parago's solutions also enable businesses to improve operating efficiencies by allowing them to analyze the results of their promotions and manage these promotions on a real time basis.

         Parago markets its solutions to retailers, manufacturers and service providers across multiple industries. Parago currently provides its online solutions to approximately 130 clients.

         Parago is committed to providing exemplary service to each of its clients. As part of this commitment, Parago is pursuing COPC Certification (www.copc.com), the industry standard for customer service excellence in the call center and fulfillment industry. In addition, Parago has applied for three patents with the United States Patent and Trademark Office involving the technical innovations of Parago's Promotion Tracking System (PTSystem) and the proprietary promotion technology Parago has developed.

         PromoCenter. Parago's PromoCenter offers its business clients the opportunity to increase sales, strengthen brand loyalty and increase customer retention via a fully functional web-based promotion center, branded with the "look and feel" of the clients' own web sites and "powered by Parago". To the clients' end-customers, the PromoCenter will be a part of the clients' web sites, while behind the scenes, it will be completely developed, maintained and serviced by Parago.

         PromoCenter is capable of supporting multiple promotion styles and can scale with clients' business needs. It supports continuous customer interaction through online promotion entry and status check, and targeted email campaigns. These solutions strengthen brand equity and distinguish clients' promotional offerings from competitors'. Moreover, providing these services demonstrates to clients' customer bases their commitment to the highest levels of quality with respect to customer experience.

         PromoCenter is powered by Parago's Promotion Tracking System (PTSystem). The PTSystem enables Parago to support a suite of promotion offerings throughout the lifecycle of clients' products, from pre-purchase to post-purchase.

         The PTSystem can be used to help clients shape their promotion strategies by customizing the information captured from end-customers. This data can then be analyzed to determine the effectiveness of a specific promotion. This continuous evaluation streamlines promotional strategy and enables clients to implement more efficient and effective programs. The PTSystem's design allows for quick and customized implementation of the PromoCenter solution, allowing clients' promotional ideas to work at the speed of Internet business.

         Parago's promotional offerings extend beyond traditional rebate processing to create new lines of revenue for its business clients. Currently, a common promotional strategy is to offer customers a rebate on a specific product purchase. Even though many manufacturers' rebate processing budgets match or exceed their advertising budgets, the return on investment from this promotional method is often limited. The standard rebate process concludes when businesses mail the rebate check to a customer, with no ability to recapture those dollars. Parago's patent-pending process allows clients to recapture promotion expenses and encourage their customers to apply those dollars to new products and services, creating new revenue streams.

         Benefits of Parago's PromoCenter include:

     o   Increase clients' sales and bottom line performance

     o   Increase customer retention

     o   Strengthen brand equity

     o   Convert promotion cost centers into profit centers

         InfoCenter. Clients are often overwhelmed with the challenge of getting timely and relevant information to their customers about new products or advancements. Parago will offer an online solution. Parago's InfoCenter combines its video and audio production studio, extensive expertise in static and animated content development, a substantial investment in technology and the power of the Internet to create state-of-the-art, comprehensive product information mega-centers. This leading edge solution represents a higher level of product information management.

         Although InfoCenter is branded with the "look and feel" of clients' own web sites, behind the scenes it will be developed, hosted, maintained and serviced by Parago. This extension of clients' web sites will strengthen their brand and provide their customers with innovative products and services, resulting in increased customer satisfaction, retention and loyalty to clients' businesses.

         The InfoCenter solution contains a host of modules designed to serve as the optimal product information and support package for clients' customers. This robust platform will allow clients' customers to quickly retrieve multimedia product specific information, configuration assistance, online installation help, lost user manuals and other important product support services. InfoCenter provides clients' customers with product information, throughout the lifecycle of clients' products, from pre-launch demonstrations to new product cross sales opportunities.

         InfoCenter has been designed to provide the following tangible and immediate bottom-line benefits to clients' organizations:

     o   Increase product sales

     o   Increase profit margin

     o   Increase customer retention

     o   Reduce product returns

     o   Reduce product support expenses

     o   Strengthen brand equity

     KnowledgeCenter. Parago's KnowledgeCenter is a robust data management solution that is designed to provide clients with a wealth of previously unexplored customer data. With a substantial investment in hardware and software, Parago has built a solid, scalable, world-class data management solution. Parago offers KnowledgeCenter to clients who find their information systems littered with mountains of unexplored customer data, as well as to clients using Parago's PromoCenter and/or InfoCenter solutions. KnowledgeCenter and Parago's team of data management experts will help clients effortlessly turn their gigabytes of useless data into a wealth of information about the clients' customers. KnowledgeCenter can aggregate and analyze the following types of data:

     o   Promotional data gathered through PromoCenter

     o   Product information gathered through InfoCenter

     o   Data from other sources

     o   Any combination of the above

     KnowledgeCenter turns clients' data into value-added information that will enhance sales and marketing efforts, improve strategic analysis, support business planning and much more. This information is presented in a user friendly format via a dynamic, easy-to-use interface for viewing, analyzing, exporting data, and printing reports or charts right on clients' desktops. KnowledgeCenter empowers clients to interact with their customer data, enabling them to better understand their customers and their customers' buying trends. Clients can "drill down" for more information, reveal new data relationships with pivot tables, export data and print professional quality charts, tables, and reports from a familiar web browser interface. Additionally, Parago's team of data management experts offers consulting services to help clients get the most valuable information out of their data.

KnowledgeCenter offers various levels of information access to meet the different needs that drive clients' organizations. For example:

     o Managers can utilize predefined Performance Tracking and Business Intelligence categories for fast insight into promotion performance and customer behavior;

     o Executives can gather at-a-glance information, graphically presented in Executive Snapshots; and

     o Business analysts can employ the full power of online analytical processing (OLAP) to get the most business value from every byte of data collected.

     Interactive Customer Care. Interactive Customer Care is the anchor in Parago's philosophy of providing customer satisfaction through the use of technology. The Parago Customer Service Team supports customers through five individual interfaces to facilitate access for all customers. Parago recognizes that its clients' highest priority is their customer base and Parago has invested heavily to provide world-class customer care. In its continuing effort to offer unsurpassed customer response, Parago is constantly reviewing new channels to support customers. Listed below are Parago's current support mediums:

         Live Phone Support. Parago's world-class Customer Service Team is trained to respond to customer calls with client specific scripts. This allows clients to control the entire customer experience including interaction with the Parago customer service representatives. By utilizing scripts, Parago ensures consistency in customer response across all of the clients' promotions. The Customer Service Team has drawn on its service background to compile an outline of suggested responses that can be custom tailored to fit the clients' specific marketing needs. In addition to the monthly training programs, each of the customer service representatives undergoes a live monitoring process weekly, whereby their customer calls are monitored at random to ensure quality and service.

         Interactive Voice Response (IVR) Phone Support. In addition to Live Phone Support, Parago offers IVR technology to permit customers to receive automated information 24 hours a day. This application offers customers a specific menu of options, again fully scripted by the client and the Customer Service Team. IVR gives customers the ability to check the status of their promotions at their convenience, in real-time, over the phone, 24 hours a day, 7 days a week. For advanced questions, the IVR application rolls customers directly over to Live Phone Support for personal assistance.

         Email and Fax Support. Customer Service offers unique email addresses tied directly to a client to provide targeted email support. These emails are answered by the Customer Service Team, which has complete access to the PTSystem and is able to research any questions or issues. Additionally, customer can fax their questions, comments and suggestions 24 hours a day.

         Online Chats. The Parago Customer Service Team will be adding Online Chat as a support channel. Online Chat employs the Internet to provide live interaction with Parago's customer representatives. This service permits online users to ask questions or request information in real-time. Parago expects this to become one of the most utilized support methods as it provides immediate online gratification.

         Online Customer Status Checking for Promotions. In an industry first, Parago leverages the power of the Internet by allowing customers to check the status of their promotion online, 24 hours a day. Online Status Checking allows customers to track their promotion as it progresses through each step of the process. The web interface is tied directly into Parago's PTSystem, ensuring accurate and timely information. By empowering the customer to view their status online, Parago decreases its clients' cost for live-person support while enhancing the overall customer experience.

OVERVIEW OF RIVER LOGIC

         On May 5, 2000 we completed a previously announced transaction whereby we acquired a minority interest in River Logic, Inc. (formerly iNetze.com, Inc.). As part of this transaction we acquired approximately 5.9% of the outstanding shares of capital stock of River Logic, Inc. from several of its existing shareholders in exchange for 333,333 shares of our common stock. We also acquired shares of Series A Convertible Preferred Stock from River Logic in exchange for the contribution by one of our wholly-owned subsidiaries of the ESRN Assets, as described below. The acquired shares of River Logic's preferred stock are convertible into shares of common stock that represent approximately 13.1% of the currently outstanding shares of capital stock of River Logic on a post conversion basis as of May 5, 2000.

         In connection with this transaction, we also made two $300,000 bridge loans to River Logic that together are convertible into 800,000 shares, in the aggregate, of common stock that would represent approximately 3.8% of the currently outstanding capital stock of River Logic on a post conversion basis as of May 5, 2000. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and (iv) is prepayable by River Logic commencing on its third anniversary date. As a result of the transaction, the Company owns approximately 19% (22.2% in the event the bridge loans and other securities are converted in full) of the voting stock of River Logic.

         The ESRN Assets consist of the EBSCO School Resource Network (ESRN Network), an educational network catering to kindergarten through 12th grade (K-12). The ESRN Network is designed to support school administrators, teachers, students and parents by providing them with a comprehensive set of tools and resources targeting their specific needs. The ESRN Network is comprised of learning applications that integrate EBSCO Industries' database of content relating to K-12. The ESRN Network was acquired by a wholly-owned subsidiary of the Company from EBSCO Industries in connection with this transaction in exchange for 666,667 shares of the Company's common stock.

         We intend to file a resale registration statement relating to the shares of our common stock issued in connection with this transaction within 90 days of the closing.

         River Logic, headquartered in Beverly, Massachusetts, creates and operates integrated decision support networks for industries such as K-12 Education, Utilities, Forest Products, Healthcare and others. These networks are designed to leverage the flow and processing of knowledge and information to provide a decisive competitive advantage. River Logic has several industry-specific networks in development. Additionally, River Logic develops and licenses its technologies to key industry partners.

OUR CITADEL TECHNOLOGY BUSINESS LINE

INDUSTRY BACKGROUND RELATING TO OUR CITADEL TECHNOLOGY BUSINESS LINE

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

         PC Security and Administration. Even in a distributed computing environment, many users prefer to maintain all or a substantial portion of their business, personal and other important files on their desktop hard drive or other desktop storage media like diskettes and Zip drives. Desktop computer storage continues to grow and new systems provide on average more than 5 GB of storage for each user's data, e-mail, and Internet downloads. Storage of large amounts of information at the desktop level increases the risk of security breaches by inviting unauthorized access, viewing and copying of confidential information, and access to network information during the many times a user is away from his or her desk, including lunch breaks or meetings. Moreover, organizations are moving to expand sharing of desktop PCs by employees, particularly in functions that require 24-hour service. Shared PCs are found often in service bureaus, call center operations, government and education agencies, libraries, and the home. Protecting an individual user's data and PC settings and configuration is critical, especially in a shared PC environment.

         OUR CITADEL TECHNOLOGY STRATEGY

         Our core focus will be on our B2B incubation services, and we are currently analyzing various strategic alternatives for our Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing or joint venture arrangements or the sale of the business. Management has reduced operating expenses related to the software business while we implement our new strategic focus. As a result, management believes that our results of operations for our Citadel Technology security software business will continue to be adversely affected in the future.

         OUR CITADEL TECHNOLOGY PRODUCTS

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

         WinShield Secure PC. In August 1999, we completed beta testing and launched our new WinShield Secure PC product, the next generation WinShield desktop security and configuration tool. The network version of WinShield Secure PC was completed and launched in December 1999. This product provides powerful new Internet security features that allow Internet filtering and blocking which permit the administrator to specify the

Internet protocols and Web sites that are available for users of the protected computer. Desktop administrators will have the ability to assign access rights to files and folders for all Windows 95, 98, NT and Windows 2000 systems. Other new features WinShield Secure PC provides are security mechanisms such as screen saver control with network authentication, event management for automatic logoff, a well as timed application usage. WinShield Secure PC is available for network or stand alone workstations.

         WinShield 95/NT. In 1998, we introduced WinShield 95/NT, our solution for desktop users who want to protect their PC system from unauthorized modification or access. WinShield was the Spotlight product for February 1998 on Microsoft's educational software Web site.

         NetOFF. NetOFF is designed to protect a network by shutting down unattended client PCs automatically after a specified period of inactivity. Network administrators may also use NetOFF to shut down such PCs to complete a clean backup. The product ensures an orderly shutdown by automatically closing all open files and applications on the PC and saving the information. NetOFF is available for the Windows NT and NetWare platforms and supports Windows 3.1, 95, 98 and NT desktop PCs. The benefits of NetOFF include:

         o Enhancing Overall Computer Security. Unattended desktop PCs subject the network and PC to a heightened risk of data theft. NetOFF protects confidential files and information by loading a password protected screensaver and logging off the unattended PCs, thus shutting off access to PC hard drives and the network.

         o Facilitating Clean Back-Ups. To protect important information, almost every company employs a back-up system. The back-up system is a magnetic tape drive or other storage medium that periodically copies all of the data stored in the network. Should a data loss occur from a power failure, mechanical failure or other error, the lost information can be restored in a relatively short time, saving the company the time and effort necessary to attempt to reconstruct lost data and files. The back-up system, however, backs up only closed files. If a PC is logged on during the process, data in open files can be corrupted or omitted from the back-up tape. NetOFF eliminates these problems by automatically logging off network client stations at a time pre-selected by the network administrator.

         o Conserving Resources. Software license fees are often based on the number of actual users of the licensed product. Many companies pay excess license fees for programs that are left open on unattended computers. NetOFF helps customers reduce costs by logging off unattended PCs.

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

         SALES AND MARKETING FOR CITADEL TECHNOLOGY

         Our multi-channel sales strategy includes an enterprise sales group, OEM distribution arrangements, VAR and dealer channels, direct sales channels, strategic alliances with industry leaders, and trade shows.

         o Enterprise Sales Group and VARs. This direct sales group is responsible for end users owning or operating large, sophisticated enterprise networks, including corporations and educational institutions. These end users place orders primarily for our products and have a sales cycle from two to six months depending on the size of the network and the resources they have available for testing. In addition to managing our relationship with these end users, the Enterprise Sales Group is responsible for recruiting and managing VARs nationwide. Each sales person is responsible for developing relationships with VARs and end users in their geographic territory. VARs and other resellers broaden our exposure to corporate and educational accounts. VARs can purchase our products through wholesale distributors or direct from us, depending on their business model.

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

         o OEM Sales. We have entered into arrangements with OEMs that focus on creating bundled solutions to permit customers to purchase total desktop applications incorporating our software. These partners include Compaq, IBM, Microsoft, Hewlett-Packard and Dell, which resell our products with their hardware, software and networking solutions.

         PRODUCT DEVELOPMENT

         In developing new Citadel Technology products, we strive to meet the following standards in product development:

         o Standards Compliance and Network Compatibility. Our products comply with industry standards and are designed to be compatible with the leading network and desktop PC operating systems, including Novell's NetWare and Microsoft's Windows NT. To that end, our products are currently developed using Microsoft Visual C++ and Novell toolkits.

         o Ease of Use. Our products are designed to function without extensive and continual user involvement. The aim is to simplify, not complicate, the user's work environment.

         o Ease of Administration. We have extended our ease-of-use concept to network administration with our Citadel Network Administrator, which is designed to provide central management and security features with the ability to "plug and play" additional functions at a low cost.

         o Cost Effectiveness. We provide products at a price and performance level that we believe offers superior network and PC security and administration options at affordable prices.

         Schedules for the development of high technology products are inherently difficult to predict, and there can be no assurance that we will achieve targeted initial customer shipment dates for any of our products, or at all.

         We account for software development costs in accordance with SFAS No. 86 ("accounting for the costs of computer software to be sold, leased or otherwise marketed") issued by FASB. Under this pronouncement, we are required to capitalize software development costs after technological feasibility of a project is established and must cease capitalizing such costs when the products derived from the project are available for sale, lease or otherwise marketed. The capitalized costs are then amortized on a product-by-product basis, based on the greater of (a) the amount computed by the straight-line method over the estimated useful life of the product or (b) the amount computed by using the ratio that current gross revenues bear to the total of current and anticipated future revenues. We evaluate the estimated net realizable value of each software product at each balance sheet date and record write-downs to net realizable value for any product for which the net book value is in excess of its net realizable value. For a discussion of the write-downs taken in fiscal 2000 and 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We maintain a core software development staff at our corporate office to maintain existing code bases and define our approach in developing new technologies and products to meet market opportunities. Once a product design has been finalized, the actual final development work is either performed in-house or by third party contractors, depending on project scope and resource schedules.

         CLIENT SUPPORT AND WARRANTIES

         We believe that retention of customers is a critical element. Therefore, we are dedicated to customer support and satisfaction. We encourage our sales employees in their interaction with a customer to be flexible and innovative to ensure that the customer's needs are met. Our information systems also further our customer service goals. They enable our employees to enter comments regarding a customer's order, as well as comments regarding feedback, both positive and negative, from the customer. These comments can then be accessed by other employees, allowing them to quickly reference a particular customer's preferences, needs, and past ordering practices, among other information. Our Citadel Technology products are generally warranted to be free of defects in materials and workmanship for 90 days. We offer yearly maintenance contracts on most of our software and basic technical support and replacement of defective media.

         MANUFACTURING AND SUPPLIERS

         We prepare master software disks, user manuals and packaging for some products and out-source production of other products. Certain of our disk duplication, as well as our product packaging, is performed by us at our offices, while the other disk duplication and product packaging and printing of user manuals and related materials is performed to our specifications by outside sources. During peak demand, we may use outside sources to perform disk duplication and product packaging services. To date, we have not experienced any material difficulties or delays in manufacture through an interruption in our own production or the production of any suppliers. Because of the generally short cycle between order and shipment, we do not believe that our backlog as of a particular date is indicative of future sales.

         CITADEL TECHNOLOGY CUSTOMERS

         Our customers include many Fortune 2000 companies and educational users. There are no assurances that these companies or institutions will continue to utilize our products in the future.

         CITADEL TECHNOLOGY COMPETITION

         The security and administration software industry is intensely competitive and rapidly changing. We compete against large companies (such as Microsoft, Novell, Computer Associates, Network Associates, Symantec and others) that offer network and desktop PC security and administration software as a segment of their businesses. We also compete with a large number of small companies that offer security and administration software for networks and desktop PCs as a portion of their product line. Some of these competitors offer products that address multiple aspects of network and desktop security and administration and management, while other competitors market products that provide narrow solutions. Many of our competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than we do. Further, many competitors have established relationships with our customers and end users of our products. Our competitors could, in the future, introduce products with more features and lower prices than our product offerings. These companies could also bundle existing or new products with other, more established products in order to compete with us.

         We generally compete on the basis of product features and functions, product architecture, product quality, the ability of products to run on a variety of different network and desktop operating systems, technical support and other related services, and price/performance features. Based on these factors, we believe that our products are well positioned in the market and that we have targeted promising niche opportunities.

         We also expect that competition may increase as a result of software industry consolidations, which have occurred in the past. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network and desktop PC operating system vendors could introduce new or upgrade existing operating systems or environments that include security and administration functionality offered by our products, which could render our products obsolete and unmarketable. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results and financial conditions.

         INTELLECTUAL PROPERTY RIGHTS

         We regard some features of our Citadel Technology internal operations, software and documentation to be proprietary intellectual property. We have been and will be dependent in part on our ability to protect our proprietary technology. We rely primarily upon a combination of copyright, trademarks, trade secret laws, confidentiality agreements and other measures to establish and protect our rights in our proprietary technology. We do not have any patents or statutory copyrights on any of our proprietary technology which we believes to be material to our future success, and we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between our employees and us will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

         There can be no assurance that we will not become the subject of claims of infringement with respect to intellectual property rights associated with our products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time consuming and could result in costly litigation or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims.

         EMPLOYEES

         As of May 31, 2000, we had nine employees, including three in business development, sales and marketing, three in product research and development, two in administration, finance, MIS, production and operations and one in customer service and technical support, and Parago employs more than 340 persons. Our future success depends in significant part upon the continued service of our key technical and senior management personnel and our continuing ability to retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key technical and managerial employees or that we can assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

         GOVERNMENT REGULATION

         Government regulation has not had a material effect on the conduct of our business to date.

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

         Before you invest in our common stock, you should be aware of various risks, including those described below. Investing in our common stock involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this prospectus, before you decide whether to purchase shares of our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

GENERAL RISKS

WE RECENTLY DECIDED TO CHANGE OUR BUSINESS TO FOCUS ON INCUBATION OF EARLY STAGE B2B COMPANIES; HENCE, WE WILL ENCOUNTER NUMEROUS RISKS ASSOCIATED WITH OUR NEW BUSINESS FOCUS AND OUR PRIOR OPERATING HISTORY MAY NOT BE A MEANINGFUL GUIDE TO EVALUATING OUR FUTURE PERFORMANCE.

         In January 2000 we announced that we were changing our business model to focus on the incubation of early stage B2B ventures. Other than our formation and development of Parago, we have little experience in this area. As a consequence, our prior operating history may not provide a meaningful guide to our prospects in the emerging B2B market. Moreover, our new business model and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as B2B e-commerce. We may be unable to execute our strategy of developing our B2B incubation business due to numerous risks, including the following:

    o We may be unable to identify or develop relationships with attractive emerging B2B companies.

    o Any B2B companies that we are able to attract may not succeed and the value of our assets and the price of our common stock could consequently decline.

    o Our new business model is unproven and depends on the willingness of companies to participate in our incubator and collaborate with us and each other.

    o Our expenses will increase as we refocus on our new B2B incubation business model and seek to build the infrastructure necessary to implement this model.

    o We face competition from other incubators of B2B e-commerce companies, some of which are publicly traded companies, venture capital companies and large corporations; many of these competitors have greater financial resources and brand name recognition than we do, which may make it difficult for us to effectively compete.

    o We will require additional capital resources in order to implement our new B2B e-commerce business model and we may not be able to obtain these resources on attractive terms, if at all.

WE RECENTLY COMPLETED OUR FIRST INVESTMENT IN AN EARLY STAGE B2B VENTURE FOLLOWING OUR FORMATION AND DEVELOPMENT OF PARAGO; THERE CAN BE NO ASSURANCE THAT THIS INVESTMENT WILL PROVE TO BE A FINANCIALLY ATTRACTIVE INVESTMENT.

     We recently completed a transaction in which we acquired approximately 19% of the shares of River Logic, Inc. We have never done business with River Logic before and this is our first investment in an early stage B2B venture following our formation and development of Parago. Inasmuch as River Logic is an early stage venture, it is difficult to judge its future prospects.

WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER OTHER ADVERSE CONSEQUENCES IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY.

         We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940. Some of our contemplated equity investments in other businesses may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or Securities and Exchange Commission safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in some businesses or issuing our securities and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business.

         Although we have yet to make any investments in the investment securities of an incubation startup or existing company other than Parago and River Logic, such investments, if and when made, could fluctuate in value, which may cause the value of such securities to exceed 40 percent of our total assets. Unless an exclusion or safe harbor were available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be accomplished in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we may otherwise have preferred. These sales may be at depressed prices and we might never realize anticipated benefits from, and may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

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

         Additionally, we have received requests from the staff of the Securities and Exchange Commission for additional information regarding the accounting for some of our acquisitions, including questions relating to the write-off of associated in-process research and development costs and other matters. While we have responded to these requests, we cannot determine at this time the effect, if any, that the outcome of this matter will have on our reported financial position or results of operations. However, should the staff of the Securities and Exchange Commission require us to retroactively record any adjustments, the effect could have a material adverse impact on the future trading price of our common stock.

RISKS RELATED TO OUR INTERNET SUBSIDIARY, PARAGO, INC.

         The following are some risks related to the business of Parago, Inc., our Internet subsidiary, and should be considered in addition to the risk factors described in this prospectus. Any of these factors could have a material adverse effect on us, as we owned 45.2 % of the outstanding shares of common stock of Parago at February 29, 2000. Parago filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of shares of its common stock in October 1999, but applied to withdraw this registration statement in March 2000. Parago plans to refile a registration statement covering its proposed initial public offering.

THERE CAN BE NO ASSURANCE THAT PARAGO'S CONTEMPLATED INITIAL PUBLIC OFFERING WILL TIMELY, OR EVER, BE SUCCESSFULLY COMPLETED.

         The delay or complete abandonment of the contemplated Parago initial public offering could have a material adverse effect on our stock price due to our substantial equity interest in Parago. You cannot be assured that the initial public offering will occur in the near future or ever at all. In addition, we have agreed to convert the shares of Parago common stock issued in connection with the acquisition of 2-Lane Media by Parago into up to 500,000 of our shares at the option of the 2-Lane Media shareholders. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) at the option of such stockholders. These provisions could have the effect of diluting our stockholders if the market price for our stock is above that price at the time of conversion.

WE MAY NOT BE ABLE TO EFFECT THE DISTRIBUTION OF PARAGO SHARES.

         We previously announced that we intend to distribute shares of Parago common stock to our shareholders upon compliance with the Securities and Exchange Commission (SEC) requirements applicable in connection with the proposed distribution and upon the expiration of a 180 day lockup agreement between the underwriters of Parago's proposed initial public offering and us. If there are problems associated with compliance with SEC requirements or state law, then the distribution of Parago shares may be delayed or may not occur. There can be no assurance that we will complete the distribution on the proposed terms or at all.

PARAGO'S BUSINESS AND FUTURE PROSPECTS ARE EXTREMELY DIFFICULT TO EVALUATE BECAUSE ITS OPERATING HISTORY IS VERY LIMITED AND ITS BUSINESS MODEL IS NEW, UNPROVEN AND EVOLVING.

         Parago was formed in January 1999. Since its formation, Parago has:

                  o        acquired its rebates operation in May 1999;

                  o        launched its Web site in September 1999; and

                  o completed the initial development of its online rebate application in December 1999.

         As a result, Parago has only a limited operating history on which one can base an investment decision. You should consider its prospects in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development.

         In addition, its business model is new, unproven and evolving. In December 1999, Parago focused its business to concentrate on its online customer care solutions. Parago cannot assure that its new, focused business model will be commercially successful. Parago cannot assure you that that its online solutions will be accepted by businesses or consumers. If Parago is unable to establish pricing and service models acceptable to manufacturers, retailers and service providers and attractive to their customers, its Internet-based solution may not be commercially successful.

SOME MAJOR COMPONENTS OF PARAGO'S BUSINESS STRATEGY HAVE NOT YET BEEN IMPLEMENTED AND THE TECHNOLOGIES AND APPLICATIONS NECESSARY TO IMPLEMENT ITS ENTIRE BUSINESS STRATEGY HAVE NOT YET BEEN DEVELOPED. IF PARAGO DOES NOT DEVELOP THESE TECHNOLOGIES AND APPLICATIONS IN A TIMELY MANNER, ITS RESULTS OF OPERATIONS WILL SUFFER.

         Some of Parago's business strategies related to its Internet-based solution have not yet been implemented. To implement these strategies Parago must develop new applications and enhance its existing applications. Its online promotional management and product information applications are new, unproven and evolving and Parago continues to develop enhancements to these applications. Its technology that enables its clients' customers to apply promotional proceeds to additional products and services immediately following submission has not yet been completed. Further, the more advanced aspects of its technology that enables clients to access customized, real time customer data analysis are still in the design phase. These applications and technologies are critical to the success of its business. The development and implementation of these technologies and applications is complicated and time consuming. Parago cannot assure you that Parago will successfully develop all of its planned technologies and applications. If Parago does not develop and implement these technologies and applications in a timely manner, its results of operations will suffer.

PARAGO HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

         Parago had a net loss of approximately $39.4 million and an accumulated deficit of approximately $39.4 million for the period from its inception, January 7, 1999, through February 29, 2000. Parago anticipates that its operating expenses will increase in the foreseeable future as Parago continues to develop its technology and applications, increase its sales and marketing activities, expand its outsourced solutions capabilities and improve its operational and financial systems. In addition, because its increasing expense levels are based, in part, on expectations of its future revenues, any decline in its revenues below its expectations would have a disproportionately adverse impact on its operating results. Accordingly, Parago expects to incur additional losses for the foreseeable future. If its revenues do not grow as Parago anticipates, Parago may never be profitable.

PARAGO'S REBATE AND RELATED SERVICES HAVE ACCOUNTED FOR SUBSTANTIALLY ALL OF ITS REVENUES SINCE INCEPTION, AND PARAGO EXPECTS TO DEPEND ON ITS PROMOTIONAL MANAGEMENT APPLICATION AND PROCESSING SERVICES FOR A SIGNIFICANT PORTION OF ITS REVENUES FOR THE FORESEEABLE FUTURE.

         Parago's rebate and related services accounted for approximately 88.4% of its total revenues from inception through February 29, 2000. Parago anticipates that revenues from its rebate solution will continue to constitute the major portion of its revenues for the foreseeable future. A decrease in the amount of promotional dollars spent on rebate programs by its clients or a decrease in the rebate service fees Parago receives would negatively impact its results of operations.

PARAGO IS DEPENDENT ON FOUR CLIENTS FOR A SUBSTANTIAL PORTION OF ITS BUSINESS.

         Parago is dependent upon its relationship with a small number of clients for a substantial portion of its existing and anticipated revenues. Four of its rebate clients accounted for approximately 82.0% of its aggregate invoiced revenue for the year ended February 29, 2000. As a result of this concentration of sales, Parago's business, operating results or financial condition would suffer as a result of the termination of or adverse change in its relationship with any of these clients.

         In addition, Parago cannot assure you that its relationship with these clients will continue, or if continued, that the revenues from these clients will remain at current levels or increase in any future period. The initial term of its agreement with Staples expires in July 2000. The agreement is renewable annually upon mutual agreement. In addition, Staples' vendors may not use, or may discontinue their use of, Parago's rebate solution. Parago currently performs rebate services for eMachines under an oral agreement. Consequently, its agreement with eMachines could be terminated. Based on the nature of these agreements, Parago cannot assure you that Parago will generate significant revenues in future periods from any of its principal rebate clients. The loss of all or any part of Parago's relationship with any of these clients would seriously harm its business.

MANY OF PARAGO'S CLIENT AGREEMENTS ARE TERMINABLE BY THE CLIENT AT WILL.

         Parago does not have any long-term agreements with its clients. In addition, many of its agreements with its clients are terminable by the client at will. Therefore, Parago cannot assure you that any of its clients will continue to use its online solutions for any period of time. The loss of a significant number of its clients would seriously harm its business.

PARAGO'S REVENUE IS DEPENDENT UPON ITS CLIENTS' BUSINESS AND PRODUCT SALES.

         Parago's revenue is primarily transaction based and will fluctuate with the volume of transactions or levels of sales of products by its business clients for which Parago provides its online customer relationship management solutions. Its business would suffer if its clients decrease their activity that relates to its online customer relationship management solutions.

PARAGO'S BUSINESS MODEL IS DEPENDENT ON ITS ABILITY TO SUCCESSFULLY ENTER INTO RELATIONSHIPS WITH CLIENTS, OF WHICH PARAGO CURRENTLY HAS ONLY A LIMITED NUMBER. MOST OF THESE RELATIONSHIPS WILL NOT BE EXCLUSIVE AND MAY BE TERMINATED BY ITS CLIENTS AT ANY TIME.

         Parago's ability to become profitable depends on its ability to successfully enter into relationships with manufacturers, retailers and service providers that wish to use its online promotional management and product information solutions. Parago currently has these business relationships with only a limited number of clients. Currently, Parago has four principal promotional management clients that use its promotional management application. Parago only recently began marketing its online product information solution and currently does not have any clients using this solution. Parago anticipates that its arrangements with clients will typically not be exclusive and will be subject to termination upon short notice. In addition, Parago cannot assure you that these arrangements will result in revenues or be profitable for it. If Parago cannot develop relationships with new clients, its results of operations will be significantly and negatively impacted.

PARAGO'S QUARTERLY OPERATING RESULTS WILL LIKELY VARY SIGNIFICANTLY IN THE
FUTURE.

         Parago expects that its revenues and operating results may vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of its results of operations may not be meaningful. In some future quarter or quarters, its operating results are likely to fall below expectations. Any shortfall will likely adversely affect the price of its common stock in a manner that may be unrelated to its long-term operating performance.

         Its quarterly operating results, as well as its operating results generally, may also vary depending on a number of factors, including but not limited to:

     o demand for its online promotional management and product information solutions;

     o fluctuations in the average promotion amount and number of the transactions processed by it;

     o   seasonality in its clients' rebate promotions;

     o its ability to develop, introduce and market new applications and enhancements to its existing applications on a timely basis;

     o its ability to attract and retain clients and to generate client satisfaction;

     o   changes in its pricing policies or those of its competitors;

     o   changes in accounting standards and revenue recognition policies; and

     o   costs related to the acquisition of technologies and businesses.

         Because of its limited operating history, Parago has limited insight into trends that may emerge and affect its operating results.

THE AMOUNT OF REVENUES PARAGO RECOGNIZES AS A RESULT OF EXPIRED OR UNCASHED REBATE CHECKS MAY BE REDUCED BY ABANDONED PROPERTY LAWS OR AN INCREASE IN THE PERCENTAGE OF REBATE CHECKS CASHED BY CONSUMERS.

         Parago bills its rebate clients for the full amount of the rebate checks that it issues to its customers, plus a processing fee. Some customers never cash their rebate checks. In the rebate industry, expired or uncashed checks are referred to as "slippage". Slippage is recorded on its books as an increase to revenues. The unclaimed property and escheat laws of each state provide that under circumstances defined in that state's statutes, holders of unclaimed or abandoned property, possibly including slippage, must surrender that property to the state. As a result, any state into which Parago sends rebate checks could assert that it is entitled to unclaimed rebate checks that Parago has issued to consumers in that state.

         For the period from January 7, 1999 to February 29, 2000, its revenues included approximately $3.0 million of slippage, representing 36.2% of its revenues for the period. Its operating results could suffer if any state is entitled to a significant portion of these slippage amounts as a result of its unclaimed property or escheat laws.

         Furthermore, Parago expects that more of its clients' customers will cash their rebate checks as a result of its online rebate solution, which would reduce slippage. A decline in the amount of slippage that Parago retain could decrease its revenues and negatively impact its results of operations.

TO CONTINUE ITS OPERATIONS AND BUSINESS, PARAGO MUST COMPLETE ITS INITIAL PUBLIC OFFERING OR FIND ALTERNATIVE FINANCING.

         Parago's ability to maintain and grow its business is dependent on its access to sufficient funds to support its working capital and capital expenditure needs. If Parago does not complete its initial public offering, Parago must find an alternative method of financing. If Parago does not complete its initial public offering or find an alternative source of funds, its business and results of operations will be seriously harmed. Parago believes that the net proceeds from its initial public offering, if completed, will be sufficient to fund its working capital and capital expenditure needs for at least the next 12 months.

PARAGO'S BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION AND LOYALTY NECESSARY TO SUCCEED.

         Parago believes that broad recognition and favorable business perception of the Parago brand are essential to its future success. Accordingly, Parago is pursuing an aggressive brand-enhancement strategy, which includes advertising, trade shows, promotional programs and public relations activities. Successful positioning of its Parago brand will largely depend upon:

     o its ability to provide high quality service to its clients and their customers, including online and offline responses to customer inquiries regarding the status of their promotional proceeds;

     o the success of its promotional programs and public relations activities; and

     o the technical performance and visual appearance of its applications and Web site.

         To increase awareness of the Parago brand Parago spent significant amounts in a sales and marketing campaign in the last half of 1999 and will spend significant amounts in the future on marketing and promotions programs targeted at decision makers within its prospective clients' organizations. These expenditures may not result in a sufficient increase in net revenues to cover these marketing and promotion expenses. Even if brand recognition increases, its number of clients, the number of transactions processed through its online solutions or number of licenses sold to use its applications may not increase.

         Between September and December 1999, Parago spent approximately $17.0 million on a brand advertising campaign that was partially related to informational tutorials related to lifestyle topics Parago offered on its Web site. In December 1999, Parago focused its business model to concentrate on its online solutions. Therefore, Parago may not be able to realize the full benefit of the advertising expenses that related to the information tutorials that did not relate primarily to its online solutions.

THE DAY-TO-DAY OPERATIONS OF PARAGO'S COMPUTER AND COMMUNICATIONS EQUIPMENT ARE DEPENDENT ON THIRD PARTIES. THE PERFORMANCE OF EXODUS COMMUNICATIONS, INC. IS CRITICAL TO ITS OPERATIONS.

         Parago depends upon third parties for several critical elements of its technology. Parago has entered into material contracts with Exodus Communications, Inc. for its data center hosting, and plans to continue to enter into material contracts with other third parties, to manage, maintain and expand the computer and communications equipment and software needed for the day-to-day operations of its business.

         To assist Parago with its technical operations, Exodus maintains Parago's communications lines and manages the network data centers where its network data is stored. If Exodus does not perform to its requirements, Parago would have to obtain similar services from another provider or perform these functions themselves. Parago may not be able to successfully obtain or perform these services on a timely or cost-effective basis. Due to the third party installation of the computers, communications equipment and software needed for the day-to-day operations of its Web site, Parago may be entirely dependent on that party to manage, maintain and provide security for this technology. Any termination or breach of these contracts could have a material adverse effect on its business.

IN ORDER TO MANAGE ITS GROWTH AND EXPANSION, PARAGO WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

         Since its formation, Parago has experienced significant expansion of its operations. Since its inception in January 1999, Parago has expanded from one employee to more than 340 employees. Further, since inception, Parago has expanded from operating solely from its Dallas headquarters to operating from three additional facilities located in Coppell, Texas and the metropolitan areas of Los Angeles and San Jose, California. This expansion has placed a strain upon its management systems by increasing management responsibilities, consuming more of management's time and making close coordination among its executive, finance, accounting, sales, marketing and operations organizations more complex. Other resources, such as the cash required to meet increased expenses associated with expansion, have also been strained. Its ability to compete effectively and to manage future expansion of its operations, if any, will require it to continue to improve its financial and management controls, reporting systems and procedures as well as continue to train and manage its employee work force. If Parago is unable to manage its growth and expansion, its business will be materially adversely affected.

ADOPTION AND INTEGRATION OF ITS APPLICATIONS BY LARGE CLIENTS IS COMPLEX, TIME CONSUMING AND EXPENSIVE AND PARAGO MAY EXPEND RESOURCES ON DEVELOPING NEW RELATIONSHIPS THAT DO NOT MATERIALIZE.

         Parago recruits clients to process their promotions, and their vendors' promotions in the case of retail clients and includes their product information as part of its online solutions. Most of the clients Parago recruits are large companies. The adoption and integration of its solutions by large companies tends to be complex, time consuming and expensive. In many cases, its clients must change established business practices and conduct business in new ways in order to use Parago's online solutions and associated applications. In addition, they generally consider a wide range of other issues, including the benefits, ease of use, ability to work with existing systems, functionality and reliability of Parago's applications, before committing to use its online solutions. It frequently takes several months to complete the sale of an online solution to a client and requires approval at a number of management levels within the client's organization. These long cycles may cause delays in its sales and Parago may spend a large amount of time and resources on potential clients who decide not to use any of its online solutions, which could materially and adversely affect its business.

IF PARAGO LOSES ANY OF ITS KEY PERSONNEL, INCLUDING ITS CHAIRMAN AND CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHIEF OPERATING OFFICER, OR THE KEY EMPLOYEES OF ITS FINANCE, TECHNOLOGY, LEGAL, SALES AND MARKETING OPERATIONS, ITS BUSINESS MAY SUFFER.

         Since formation in January 1999, Parago has employed many of its key personnel, including Steven B. Solomon, its Chairman and Chief Executive Officer, Kenneth R. Johnsen, its President and Chief Operating Officer, and the key employees in its finance, technology, legal, sales and marketing operations. Parago has applied for life insurance policies that would pay proceeds to it upon the death of Messrs. Solomon and Johnsen. Parago's business could be negatively impacted if it were to lose the services of one or more of these persons.

PARAGO HAS LIMITED EXPERIENCE WITH THE HOSTING OF ITS APPLICATIONS ON OTHER WEB SITES AND PRICING OF THESE TRANSACTIONS.

         Parago's business plan contemplates that it will host its technology, for a fee, to businesses that want to provide its applications through their own Web sites. However, Parago has limited experience with negotiating or pricing these transactions.

         Parago intends to sell hosting services on an annual or fixed-price basis. To do this, Parago must estimate the amount of work involved in implementing its application on a client's Web site and the value of the application. If Parago underestimates the amount of time or resources required to implement its applications on clients' Web sites or the value of its application, its revenues and results of operations will suffer.

         Parago also intends to sell hosting services on a varying price basis where Parago would receive an initial fee and share in revenues generated by the use of its applications on a client's Web site. To do this, Parago must estimate the amount of work involved in implementing an application on a client's Web site, the value of the application and the revenues that will be generated by the use of its application on a particular client's Web site. If Parago underestimates these amounts and revenues, its revenues and results of operations will suffer.

PARAGO'S APPLICATIONS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, DELAYED OR LIMITED MARKET ACCEPTANCE OR PRODUCT LIABILITY CLAIMS.

         Parago's applications are complex. Complex applications often contain errors or defects, particularly when first introduced or when new enhancements to those applications are introduced. Despite internal testing and testing by clients as Parago licenses the use of its applications, its applications may contain serious defects of which Parago is unaware.

         Since Parago plans to license its applications to clients for critical customer interaction activities, such as promotional processing and hosting product information, and uses the same applications themselves for clients outsourcing these activities to it, any errors, defects or other performance problems in the applications could result in damage to its clients. Injured clients could seek significant compensation for their losses from it. Even if not successful, a product liability claim brought against it would likely be time-consuming and costly. Errors or defects in Parago's applications could also result in delayed market acceptance of its applications, diversion of its developmental resources to correcting these errors or defects and lost revenues.

PARAGO WRITES ITS APPLICATIONS IN THE JAVA PROGRAMMING LANGUAGE AND ITS BUSINESS COULD BE HARMED IF JAVA LOSES MARKET ACCEPTANCE OR IF PARAGO IS NOT ABLE TO CONTINUE USING JAVA OR JAVA RELATED TECHNOLOGIES.

         Parago writes its applications in the Java computer programming language which was developed by Sun Microsystems. While many companies have introduced Internet-based applications based on Java, Java could fall out of favor and support by Sun Microsystems or other companies could decline. If Parago could not continue to use Java or related Java technologies or if Java support decreased, Parago might have to rewrite the source code for its applications to enable its products to run on other computer platforms. Changes to Java could also require it to change its products. If Parago failed to implement or develop appropriate modifications to its applications in a timely manner, Parago could lose revenue opportunities and its business could be harmed.

PARAGO'S MARKETS ARE HIGHLY COMPETITIVE.

         The promotional management and product information industry is highly competitive and fragmented. Parago expects competition to persist and to intensify in the future. Its competitors include small firms offering specific promotional applications, divisions of larger entities and large independent firms, such as Young America Corporation and Continental Promotions Group. Some companies are already engaged in various aspects of the promotional management business online. A number of competitors have or may develop greater capabilities and resources than it. Similarly, additional competitors with greater resources than it may enter the industry. Its performance and growth could be negatively affected if its existing or potential clients decide to perform their own promotional management operations that are currently outsourced or use another provider. In addition, competitive pressures from current or future competitors could cause its promotional management application to lose market acceptance or result in significant price erosion. This could result in a material adverse effect upon its business.

         Many of its current and potential competitors have longer operating histories and significantly greater financial, technical, marketing, production and other resources. In addition, some have significantly greater name recognition and a larger base of clients, and many have well-established relationships with its current and potential clients and have extensive knowledge of its industry. Its current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address clients' needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competition may also increase as a result of industry consolidations. In the event a larger company acquires one or more of its competitors, Parago would face increased competition.

         In order to remain competitive, Parago may need to acquire additional businesses, applications, technologies, expertise, products or other resources. Parago may not be able to identify suitable acquisition candidates or negotiate satisfactory terms for acquisitions successfully, finance the acquisitions or integrate the acquired operations into its existing business. Further, completing a potential acquisition and integrating the acquired businesses or resources will cause significant diversions of management time and resources. If Parago consummates significant acquisitions in which the consideration consists of stock or other equity securities, your ownership could be significantly diluted. If Parago proceeds with significant acquisitions in which the consideration includes cash, Parago could have to use a substantial portion of its available cash to consummate these acquisitions. Acquisition financing may not be available on favorable terms, or at all. In addition, Parago may be required to amortize significant amounts of goodwill and other intangible assets in connection with past and future acquisitions, which would adversely affect its results of operations. Parago has no current plans, commitments or agreements with respect to any acquisitions, and Parago may not make any acquisitions.

PARAGO'S BUSINESS IS VERY DEPENDENT ON ITS TECHNICAL SUPPORT AND SALES
PERSONNEL.

         Parago's future success depends on its ability to attract, hire, train and retain highly skilled personnel. In addition, Parago will need to add a significant number of new technical support and sales personnel to develop and market its existing and new applications. Competition for qualified personnel is intense, and Parago may fail to attract or retain these personnel, in which case its business would be negatively impacted. Parago expects to hire approximately 66 additional technical support and sales and marketing employees by the end of 2000.

         Because labor costs are a significant portion of its costs, an increase in wages, costs of employee benefits or employment taxes could seriously harm its business. In addition, its facilities are located in areas, including Dallas, Los Angeles and Silicon Valley (Campbell, California), with high demand for technical and other personnel and relatively low unemployment rates. It is more difficult and costly to hire qualified personnel in these areas.

IF THE PROTECTION OF PARAGO'S INTELLECTUAL PROPERTY IS INADEQUATE, ITS COMPETITORS MAY GAIN ACCESS TO ITS CONTENT AND TECHNOLOGY.

         Parago depends on its ability to develop and maintain the intellectual property aspects of its content and technology. To protect its content and technology, including its promotional management and product information applications, Parago relies primarily on a combination of contractual provisions, confidentiality procedures, trade secrets and patent, copyright and trademark laws. Parago seeks to avoid disclosure of its trade secrets through a number of means including, but not limited to, requiring those persons with access to its intellectual property to execute confidentiality agreements and restricting access to its source codes. Parago seeks to protect its content, applications, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Parago has no registered copyrights, but claim copyright protection on most of the content on its Web site. Parago cannot assure you that any of its intellectual property with respect to its solutions will be viable or of value in the future because the validity, enforceability and type of protection of intellectual property in Internet-related industries are uncertain and still evolving.

         Despite its efforts to protect its intellectual property, unauthorized parties may attempt to copy aspects of its content and other intellectual property or to obtain and use information that Parago regards as proprietary. Policing unauthorized use of its products is difficult, and while Parago is unable to determine the extent to which piracy of its content or other intellectual property exists, piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect its intellectual property as well as the laws of the United States. Its means of protecting its intellectual property may not be adequate and its competitors may independently develop similar technology, duplicate its solutions or applications or design around patents issued to it or its content or other intellectual property.

PARAGO HAS NO REGISTERED TRADEMARKS AND MAY NOT RECEIVE ANY TRADEMARKS.

         Parago has filed 23 trademark applications with respect to trademarks that Parago has used or is using in connection with its business, Parago has received no legal opinion and has not conducted full searches regarding the registrability of its marks. The trademarks that are the most significant to its business model and branding strategy, and for which Parago has filed applications, are "Parago," "PromoPath," "How2.com," "C.A.R.E. Customer Acquisition, Retention, and Extension," "ManualsHQ" and "RebatesHQ." Parago has not conducted extensive searches regarding the availability of any of the trademarks for which Parago has filed applications. Parago has received no trademark registrations to date. Any of its trademarks may be successfully challenged or may not provide it with any competitive advantages. None of its trademarks may be registrable and other parties may have priority of use of such trademarks or variants thereof. Parago may not successfully carry out its business strategy of establishing a strong brand name for Parago if Parago cannot prevent others from using its trademarks. This could impair its ability to increase market share and revenues.

PARAGO HAS NO PATENTS, ITS PATENT APPLICATIONS MAY BE UNSUCCESSFUL AND OTHER PARTIES MAY HAVE PRIOR CLAIMS TO PATENTS ISSUED TO IT.

         Although Parago has filed three patent applications and one provisional patent application with respect to its online promotional management systems and processes, Parago has not received any legal opinion or conducted full searches regarding the patentability of its patent applications. Its three patent applications specifically relate to its system and method of computer-aided promotional management processing, its promotional management processing system and method that offers selectable disbursement options and its promotional management processing system and method that provides a promotions database and interface. Its provisional patent application specifically relates to its method and apparatus for a computer network system designed to facilitate promotional fulfillment and customer information gathering. Parago has no patents, and may not receive any patents related to its online promotional management applications. If Parago receives a patent related to its promotional management application either resulting from its current patent applications or future applications, Parago may be unable to claim the filing date of, and priority from, its existing provisional patent application. Its future patents, if any, may be successfully challenged, rendering them invalid or unenforceable, or may not provide it with any competitive advantages.

         Parago may not develop technologies that are patentable and other parties may have prior claims to those technologies. Additionally, other parties may claim to have rights to any patents issued to it, and, if proven, these parties would be able to use the patented technology or license it to others without its consent. The validity and enforceability of its future patents, if any, may also be affected by future legislative actions or judicial decisions, especially to the extent such future patents may be deemed "method of doing business" patents.

PARAGO MAY BE SUBJECT TO CLAIMS THAT ITS APPLICATIONS, CONTENT, OR SERVICES INFRINGE ON THE INTELLECTUAL PROPERTY OF OTHERS.

         There has been a substantial amount of litigation regarding intellectual property rights relating to the Internet. While Parago has not been the subject of any infringement claims, it is possible that in the future third parties may claim that Parago or its current or potential future applications, content or services infringe upon their intellectual property. Parago expects that developers and providers of Internet-based solutions and applications will increasingly be subject to infringement claims as the number of products and competitors in this industry segment grows and products in different industry segments overlap. Any claims, made against it, with or without merit, could be time-consuming, result in costly litigation, cause delays in implementation of its services or require it to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to it, which could seriously harm its business.

PARAGO IS DEPENDENT ON ITS DOMAIN NAMES, AND PARAGO COULD SUFFER LOSSES IF ITS DOMAIN NAMES ARE NOT PROTECTED.

         Parago currently owns and controls the Internet domain names that Parago currently uses, "www.parago.com" "www.how2.com" "www.how2hq.com" and "www.rebateshq.com" as well as approximately 300 various other related names, and names that Parago acquired in acquisitions of businesses and assets that Parago does not currently use. Generally, Internet regulatory bodies regulate domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, Parago may not acquire or maintain the domain names "www.parago.com" "www.how2.com" "www.how2hq.com" and "www.rebateshq.com" in all of the countries in which Parago conducts business.

         The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, Parago may be unable to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of its trademarks and other intellectual property.

CAPACITY CONSTRAINTS AND SYSTEM FAILURES COULD HARM PARAGO'S BUSINESS.

         While Parago has not experienced capacity constraint or system failure problems in the past, if Parago cannot expand its systems in the future to cope with any increased demand, or its technology systems fail to perform properly, Parago could experience:

     o   unanticipated disruptions in service;

     o   slower response times;

     o   decreased client service and satisfaction;

     o   decreased customer service and satisfaction; or

     o   delays in the introduction of new products and services.

         Any of these factors could impair its reputation, damage the Parago brand and materially and adversely affect its business.

         Parago's ability to provide high quality client and consumer service depends on the efficient, uninterrupted operation of its computer and communications hardware systems. While Parago has not had any computer or communications hardware systems related interruptions in the past, its Web site may experience periodic system interruptions from time to time. Its systems and operations are also vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. While Parago plans to establish redundant servers and a mirror site to provide limited service during system disruptions, Parago does not currently have fully redundant systems, a formal disaster recovery plan, alternative providers of hosting services or a mirror site.

         Parago's business is highly dependent on its computer and telephone equipment and software systems. While Parago maintains backup systems, the temporary or permanent loss of any of this equipment or these systems, through casualty loss due to events such as fire, flood, earthquake or tornado, or operating malfunction, could seriously harm its business. While Parago has property and business interruption insurance, its insurance may not adequately compensate it for all losses.

PARAGO'S MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND TO COMPETE PARAGO MUST CONTINUALLY ENHANCE ITS SYSTEM AND APPLICATIONS TO COMPLY WITH EVOLVING STANDARDS.

         To remain competitive, Parago must continue to enhance and improve the responsiveness, functionality and features of its applications. If Parago is unable to adapt to changing market conditions, client requirements or emerging industry standards, its business could be adversely affected. The Internet is characterized by rapid technologic change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and emergence of new industry standards and practices that could render its technology and applications obsolete. To succeed, Parago must internally develop and license leading technologies to enhance its existing solutions and applications and develop new applications. Parago must continue to address the increasingly sophisticated and varied needs of its clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. Parago may fail to develop new technologies effectively or to adapt its proprietary technology and systems to client requirements or emerging industry standards.

PARAGO MUST EXPAND EXISTING TECHNOLOGY SYSTEMS AND DEVELOP AND IMPLEMENT NEW TECHNOLOGY SYSTEMS AS PARAGO INTRODUCES NEW AND ENHANCED SOLUTIONS AND APPLICATIONS AND AS DEMAND FOR ITS SOLUTIONS AND APPLICATIONS INCREASES.

         As Parago introduces new and enhanced solutions and applications, Parago will need to develop and implement new technology systems. Parago uses internally developed and third party systems to operate its Web site, including transaction processing and order management systems designed to be scalable. Parago does not know whether Parago will be able to accurately project the rate or timing of any increases in demand to allow it to upgrade its systems and infrastructure in a timely manner to accommodate these increases. Significant outages, delays and other difficulties due to its failure to expand existing technology systems or develop and implement new technology systems could cause its clients and their customers that use its online applications to perceive its applications as not functioning properly and, therefore, cause them to use other online solutions.

PARAGO DEPENDS ON INCREASING USE OF THE INTERNET. IF THE USE OF THE INTERNET DOES NOT GROW AS ANTICIPATED, ITS BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

         Parago's Internet-based solutions depend on the increased acceptance and use of the Internet as a medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use of the Internet may not develop at projected rates and a sufficiently broad base of users may not adopt the Internet as a medium of conducting commerce. If the Internet is not broadly adopted as quickly as Parago anticipates, potential and existing clients may not choose to use its solutions.

CONCERNS REGARDING THE SECURITY OF TRANSMISSION OF CONFIDENTIAL INFORMATION OVER THE INTERNET MAY REDUCE CONSUMER CONFIDENCE IN PARAGO'S ONLINE SOLUTIONS AND NEGATIVELY IMPACT ITS BUSINESS.

         The secure transmission of confidential information over the Internet is essential to maintaining consumer and client confidence in Parago's online solutions. The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in its online solutions. While Parago has not had security breaches of its system in the past, substantial or ongoing security breaches of its system or other Internet-based systems could significantly harm its business. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by it to protect client and customer transaction data.

         A party that is able to circumvent its security systems could steal proprietary information or cause interruptions in Parago's operations. Security breaches also could damage its reputation and expose it to a risk of loss or litigation and possible liability. Its insurance policies carry low coverage limits, which may not be adequate to reimburse it for losses caused by security breaches. While Parago attempt to protect against and remedy security breaches, Parago cannot guarantee that its security measures will prevent security breaches.

         Parago also faces risks associated with security breaches affecting others conducting business over the Internet. Any publicized security problems relating to third parties could heighten concern regarding security and privacy on the Internet, inhibit the growth of the Internet and, therefore, its Internet solutions.

PARAGO IS HEAVILY DEPENDENT ON TELEPHONE, POSTAL AND DELIVERY SERVICES.

         Parago materially relies on services provided by various local and long distance telephone companies in connection with its promotional management solution. A significant increase in the cost of telephone services that Parago cannot recover through an increase in the pricing of its solutions, or any significant interruption in telephone services, could have a material adverse effect on its business.

         Its business is also materially dependent on the United States Postal Service and, to a lesser degree, on private delivery companies. Postal and delivery service rate increases affect the cost of its mailings and shipments to consumers. Any increase in postal and other delivery service rates, including the elimination of existing discounts, could have a material adverse effect on its business.

PARAGO AND OUR COMPANY, CT HOLDINGS, COULD FACE POTENTIAL CONFLICTS OF INTERESTS RELATING TO EACH OTHER.

    o Because of Parago's relationship with us, and because we owned 45.2% of its outstanding shares of common stock at February 29, 2000, and because of our interlocking directors and officers, who collectively owned 20.1% of Parago's common stock as of February 29, 2000, Parago and we are likely to face potential conflicts of interest relating to each other.

    o Executives, employees and consultants associated with us assisted in the development of Parago's business model. Steven B. Solomon, our CEO and President, is the founder, Chairman and CEO of Parago. In addition, Lawrence Lacerte, Victor K. Kiam II, and Steven B. Solomon serve as directors of both Parago and us.

    o Some of Parago's executive officers, key employees and directors also beneficially own, or hold options or warrants to purchase, approximately 26.6% of our outstanding common stock as of February 29, 2000. Steven B. Solomon owned approximately 10.9% of our common stock as of February 29, 2000.

    o Accordingly, conflicts of interest may arise from time to time between Parago and us, particularly with respect to the pursuit of overlapping business opportunities. Parago has not adopted any formal plan or arrangement to address these potential conflicts of interest and intends to review related-party transactions with CT Holdings on a case-by-case basis.

    o Because Parago has interlocking directors and officers with us, there may be inherent conflicts of interest for these directors and officers related to transactions between Parago and us. Directors may be required to abstain from voting with respect to matters involving both us and Parago. Parago may lose valuable management input from the directors and officers who have conflicts.

IN THE EVENT OF THE COMPLETION OF PARAGO'S INITIAL PUBLIC OFFERING, PARAGO'S STOCK PRICE IS LIKELY TO BE VERY VOLATILE.

    o Currently, Parago's common stock can not be bought or sold publicly. Although it is anticipated that the initial public offering price will be determined based on several factors, the market price after the offering may vary significantly from the initial offering price. The market price of Parago's common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors that are beyond its control. A decline in Parago's stock price will adversely affect our stock price.

    o Domestic and international stock markets often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, could adversely affect the market price of Parago's common stock.

    o The market prices for stocks of Internet-related and technology companies, particularly following an initial public offering, frequently increase to levels that bear no relationship to the operating performance of these companies. Those market prices generally are not sustainable and are subject to wide variations. If Parago's common stock trades at levels significantly above its initial public offering price, its common stock likely will experience a material decline.

    o Sales of a substantial number of shares of Parago's common stock in the public market after its initial public offering could depress the market price of the Parago common stock and could impair Parago's ability to raise capital through the sale of additional equity securities.

RISKS RELATED TO OUR CITADEL TECHNOLOGY BUSINESS

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO ADAPT OUR DEVELOPMENT TO THESE CHANGES.

         We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. The recent trend toward server-based applications in networks and applications distributed over the Internet could have a material adverse affect on sales of our products. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

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

         Due to these factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

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

OUR INCREASED SALES OF SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS AND COULD AFFECT OUR BUSINESS.

         We sell corporate site licenses through the distribution channel and through corporate resellers. We are increasingly emphasizing sales to corporations and small businesses through volume licensing agreements. These licensing arrangements tend to involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their non-renewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, if the corporate marketplace grows and becomes a larger component of the overall marketplace, we may not be successful in expanding our corporate segment to take advantage of this growth.

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

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

         We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. However, we do not employ technology to prevent copying of our products. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. We do not have any patents or statutory copyrights on any of our proprietary technology which we believe to be material to our future success, although Parago has filed a provisional patent application with respect to some of its business applications and intellectual property rights. In selling our products, we rely primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees will provide meaningful protection of our proprietary information, in the event of any unauthorized use or disclosure thereof. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

WE ARE INVOLVED IN LITIGATION THAT COULD, AND FUTURE CLAIMS AGAINST US MAY, AFFECT OUR FINANCIAL RESULTS.

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

YEAR 2000 - PRODUCT LIABILITY LITIGATION.

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

SOFTWARE DEFECTS AND PRODUCT LIABILITY.

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

WE HAVE EXPERIENCED REDUCED DEMAND FOR OUR PRODUCTS DUE TO CHANGES IN CUSTOMER BEHAVIOR RESULTING FROM YEAR 2000 PREPARATION.

         As a result of Year 2000 compliance and functionality, many enterprise customers used their Information Technology budgets in 1999 to focus on Year 2000 issues. In addition, some of our customer's Information Technology organizations were unwilling to deploy new software until after the Year 2000 in order to reduce the complexity of any changes in their systems required by any actual Year 2000 failures. We believe that these factors reduced sales of our products and had an adverse affect on revenues. In addition, we have experienced and may continue to experience significantly reduced revenues from our product sales as demand may significantly decline and could adversely affect our future operating results.

WE MAY STILL EXPERIENCE DISRUPTION IN OUR BUSINESS AS A RESULT OF THE YEAR 2000.

         Even though the date is now past January 1, 2000, and the Company has not experienced any immediate adverse impact from the transition to the year 2000, it cannot provide any assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs which were date sensitive to the year 2000 may not have been programmed to process the year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, the Company will continue to monitor its year 2000 compliance and the year 2000 compliance of its suppliers and customers. In assessing the effect of the year 2000 problem, management determined that there existed two general areas that needed to be evaluated: - Internal infrastructure and - Supplier/third-party relationships. A discussion of the various activities related to assessment and actions resulting from those evaluations is set forth below.

INTERNAL INFRASTRUCTURE. The Company verified that all of its personal computers and software are Year 2000 compliant. The Company replaced or upgraded all items that were not to Year 2000 compliant. The costs related to these efforts were not material.

SUPPLIERS/THIRD-PARTY RELATIONSHIPS. The Company relies on its outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. Although the Company has not experienced any delays or interruptions in its service, it has received any assurance of compliance from the providers of these services. Any failure of these third-parties to resolve year 2000 problems with their systems could have a material adverse effect on the Company's operations.

CONTINGENCY PLANS. Based on the above actions, the Company has not developed a formal contingency plan to be implemented as part of its efforts to identify and correct year 2000 problems affecting our internal systems. However, if it deems necessary, the Company may take the following actions: - Accelerated replacement of affected equipment or software; - Short to medium-term use of backup equipment and software; - Increased work hours for Company personnel; - Other similar approaches. If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on its business. Based on the actions taken to date, and the lack of any problems to date, the Company is reasonably certain that it has identified and resolved all year 2000 problems that could hurt its business.

WE HAVE A HISTORY OF NET LOSSES AND MAY NEED ADDITIONAL FINANCING.

         Since inception, we have incurred losses, and at February 29, 2000, we had an accumulated deficit of $44,586,725. Our ultimate success in fully implementing our new strategy and continuing our existing business line is dependent on our ability to raise additional capital. While the Company currently believes that it has the ability to obtain additional equity or debt financing, we have received a commitment from our President to fund up to $1,500,000 of our expected operating cash flow needs, if any, through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due. Additionally, we also plan to sell stock in private equity financings during fiscal year 2001. We expect that our equity investee, Parago, will incur losses in the foreseeable future as it continues to develop and upgrade its technology and infrastructure, develop and expand its product and service offerings, establish and sustain relationships with manufacturers, retailers and service organizations. Parago believes that the net proceeds from its private equity financings will be sufficient to fund its working capital needs for at least the foreseeable future.

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

WE RELY ON MICROSOFT AND NOVELL TECHNOLOGY.

         Our software products are designed for Microsoft technologies, including Windows NT and Windows 95/98, and Novell Netware. Although we believe that Microsoft and Novell technologies are and will be widely utilized by businesses in the corporate market, no assurances can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that the Company does not support. Moreover, if our products and technology are not compatible with new developments in Microsoft and Novell technologies, as to which there can be no assurances, our business, results of operations and financial condition could be materially and adversely affected.

WE FACE INCREASED RISK AS A RESULT OF OUR INTERNATIONAL OPERATIONS.

         We have entered into affiliations in Japan and Mexico. While we have taken steps to minimize the financial exposure of such ventures, there can be no assurances that its products will be successful overseas and that these ventures will not have an adverse impact on our financial condition. In addition, in order to successfully expand international sales significant management attention and financial resources could be required and could have an adverse effect on our operating margins. In addition, we rely significantly on our distributors and other resellers in international sales efforts, that are not our employees and do not offer our products exclusively, and there can be no assurance that they will continue to market our products. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, fluctuations in the values of currencies, tariffs and other trade barriers, costs to localize products, lack of acceptance of localized products, if any, in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on our future international sales and, consequently, our business, operating results and financial condition.

LEGAL PROCEEDINGS.

         We are involved in certain legal proceedings as described in "Item 3. Legal Proceedings" and from time to time, we may be subject to other legal proceedings, including but not limited to claims that we have infringed the intellectual property rights of others, that our products are not Year 2000 compliant or other product liability claims, or other claims incidental to our business. While we intend to defend such lawsuits, adverse decisions or settlements, and the costs of defending such suits, could have a material adverse effect on us.

ITEM 2. DESCRIPTION OF PROPERTY

         We lease approximately 7,200 square feet as our principal executive office premises located at 3811 Turtle Creek Blvd., Suite 770, Dallas, Texas, pursuant to a lease that expires in 2001 with two five-year renewal options. We believe that these facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

         Our Internet subsidiary, Parago, also leases approximately 14,500 square feet of office space in Dallas, Texas, 99,000 square feet of warehouse and office space in Coppell, Texas, approximately 4,800 square feet in Campbell, California and 4,500 square feet in Los Angeles, California.

         The telephone number of our principal office is (214) 520-9292. The Company maintains a site on the World Wide Web at http://www.ct-holdings.com.

ITEM 3. LEGAL PROCEEDINGS

         Set forth below are certain litigation matters in which we are a party. We believe that they have meritorious defenses and will vigorously defend ourself. However, an unfavorable resolution of or settlement or defense costs related to one or more of these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

         We and one of our officers were involved in an arbitration proceeding with Vestcom Ltd., which claimed compensation and a finder's fee for introducing us to a third party. Vestcom sought damages of the value of 100,000 shares of our common stock (alleged to be valued at $1,900,000), plus 50% of additional compensation paid by us to the third party. We filed a declaratory judgment action against Vestcom to determine that the alleged contract was not valid based on our defenses. The case was styled Citadel Computer Systems, Inc. and Steven B. Solomon v. Vestcom, Ltd., in the 193rd Judicial District Court in Dallas County, Texas. In October 1998, the Texas court entered a judgment and preliminary injunction in favor of us and our officer that the purported agreement was a forgery. As a result, the arbitration proceeding was dismissed by the American Arbitration Association. The defendant appealed the decision of the Texas court. In November 1998, Vestcom filed a lawsuit against us in Texas state court styled Vestcom v. Citadel in the 68th Judicial Court, Dallas County, Texas, reasserting the same basic claims as in the arbitration proceeding. In January 2000 the parties reached an agreement to settle the suit for the original amount of the warrants claimed (100,000 shares with an exercise price of $1.375 per share). This action was dismissed for want of prosecution on the announcement of settlement by the parties. Assuming Vestcom received actual or constructive notice of that dismissal near the time of its entry, the Company believes that the time to seek reinstatement of the case, a new trial, or review before the Court of Appeals has expired. However, as of June 12, 2000, no binding agreement has been signed by both parties.

         In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against us. The suit alleges that we breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Citadel Computer Systems Incorporated, which merged with a subsidiary of the Company in February 1996. As its damages, JMA claims that it is entitled to, among other things, the cash value of 1.8 million $0.89 warrants valued during May 1996. According to JMA's valuation of those warrants, potential damages are alleged to exceed $25 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The Company has retained a valuation expert to address JMA's valuation claims. The lawsuit, styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., was filed in the Supreme Court of the State of New York, County of New York. We removed the case to federal court in the Southern District of New York. Subsequent to November 30, 1999, Janssen-Meyers filed a motion for partial summary judgment and we filed a motion for summary judgment in the matter. On March 30, 2000, the court heard the motions for summary judgment and denied the motions filed by the Company and JMA. The case is scheduled for mediation on June 27, 2000, and is set for trial on August 14, 2000. In addition to vigorously defending the claims asserted by JMA, the Company will be filing a separate lawsuit to recover some potential overpayments to JMA.

         In February 2000, we settled a lawsuit filed by Argos Capital I, LP, by the issuance of 400,000 shares of common stock in exchange for the plaintiffs' relinquishment of rights under (i) a $140,000 promissory note (exclusive of interest and attorneys' fees) and (ii) 438,750 stock purchase warrants at $.59 per share.

         We are a party to some other legal proceedings. At this time, we are unable to predict the ultimate outcome of these proceedings, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any. Unfavorable resolutions of these proceedings or the costs of litigation and settlement could have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 25, 2000, we held our Annual Stockholders Meeting, at which time our stockholders approved the election of the following individuals as directors of the Company:

NAME                       FOR              WITHHELD
Steven B. Solomon          31,087,420       21,767
Victor Kiam II             31,087,420       21,767
Lawrence Lacerte           31,087,420       21,767
Chris A. Economou          31,087,420       21,767
Mark Rogers                31,087,420       21,767
Michael Ruff               31,087,420       21,767
Dr. Axel Sawallich         31,087,420       21,767

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock began trading on the Nasdaq SmallCap Market under the symbol CITN on February 29, 2000. The Common Stock was traded on the OTC Bulletin Board prior to its listing on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low bid and ask prices for the Common Stock as reported on the OTC Bulletin Board for all periods through the fourth quarter of the 2000 fiscal year. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. For periods beginning after the fourth quarter of the 2000 fiscal year the table sets forth the high and low sale prices.

                                                    Bid                                 Ask

                                           High              Low               High               Low
       Fiscal 1999
            1st Quarter.............       1.94              .35               1.97               .35
            2nd Quarter.............       2.20              .80               2.25               .85
            3rd Quarter.............       1.05              .40               1.09               .47
            4th Quarter.............       4.09              .65               4.12               .68

       Fiscal 2000
            1st Quarter.............       3.62             1.94               3.65              2.00
            2nd Quarter.............       2.97             1.34               2.75              1.38
            3rd Quarter.............       3.13             1.81               3.19              1.25
            4th Quarter.............       7.84             2.13               7.81              2.22

       ====================================================================
                                                           High      Low
       --------------------------------------------------------------------
       Fiscal 2001
            1st Quarter                                    7.13      1.47
            2nd Quarter (through June 12, 2000)            2.00      1.55
       ====================================================================

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

Recent Sales of Unregistered Securities

         The Company issued 200,000 shares of its common stock in December 1999 to Tom Oxley in a private placement under Section 4(2) under the Securities Act for proceeds of $500,000. As of February 29, 2000, the Company's subsidiary, Parago, had issued 12,854,593 shares of its common stock pursuant to private placements to accredited investors under Section 4(2) under the Securities Act for proceeds of $29.8 million. Certain of the securities are convertible into up to 414,000 shares of shares of Citadel common stock at a conversion price of $3.75 per share. In January 2000, Parago raised $15,000,000 through the issuance of 200,000 shares of Series A Convertible Preferred Stock to Seaboard Ventures, LLC and 100,000 shares of Series B Convertible Preferred Stock to Watershed Capital I, L.P. Subsequent to February 29, 2000, Parago raised $21,500,000 through the issuance of 430,000 shares of Series C Convertible Preferred Stock to THLee.Putnam Internet Partners LP, Dain Rauscher Wessels Investors LLC and Watershed Capital I, L.P.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein, as well as the disclosure relating to forward-looking statements set forth below under the caption "Factors That May Affect Future Operating Results."

OVERVIEW

         CT Holdings, Inc. is an incubator of business-to-business (B2B) Internet companies that provides early stage business-to-business ventures with a single source of management capital, as well as consulting on operations, marketing and strategic planning. Our B2B incubator model is designed to enable the start up companies with whom we partner to become online market leaders in their industries. We began our Internet activities in 1999 with the formation of Parago, an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, online multimedia product demonstrations and manuals, and online customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines.

         In addition to our B2B incubation business, we continue to operate our "Citadel Technology" security software line, which is focused on developing and marketing security and administration software products for both computer networks and desktop personal computers. Our integrated, easy-to-use software products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. These software products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. Our Citadel Technology software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity. Our core focus will be on our B2B incubation services, and we are currently analyzing various strategic alternatives for our Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing or joint venture arrangements or the sale of the business line. As a result, management believes that the results of operations for our Citadel Technology security software business will continue to be adversely affected in the future.

         In December 1999, we changed our corporate name to CT Holdings, Inc. We believe that our new name is more descriptive of our focus on incubation of emerging B2B ventures and our current substantial investment in Parago. We believe that any goodwill associated with our former legal name will be preserved due to the continued use of the name "Citadel Technology" to identify our software business. Following the inadvertent failure of our outside consultants to file a return with the Delaware franchise tax authority in November 1999 another entity obtained the name Citadel Technology, Inc. in Delaware. When we filed reinstatement materials in Delaware, we adopted our new name CT Holdings, Inc. pursuant to statutory procedures.

OVERVIEW OF PARAGO SUBSIDIARY

         In January 1999, we announced that we had formed a subsidiary, Parago (formerly How2.com), to implement our Internet and e-commerce strategies. Parago is an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management (including online rebate processing), proactive email, online surveys, online multimedia product demonstrations and manuals, and online customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced continuous customer interaction solutions are marketed across multiple industry lines. Parago's approximately 130 clients include retailers, manufacturers and service providers.

         Parago has completed several acquisitions since its inception. In March 1999, Parago acquired 2-Lane Media, Inc., an award-winning interactive/multimedia communications firm. The principal asset acquired in this transaction was the technical expertise of the 2-Lane personnel, who, prior to the acquisition, offered Web site and e-commerce design services for a diverse client roster. In May 1999, Parago completed its acquisition of FCI Services, Inc., Forward Communications, Inc. and Forward Freight, Inc. (collectively, "Forward"), a product rebate and promotional fulfillment operation that offered its clients solutions for designing, implementing and fulfilling merchandise and consumer rebate programs. In addition to processing rebates, Forward handled fulfillment assignments for e-commerce, high technology and other companies. In August 1999, Parago completed its acquisition of some of the assets of Broadcast Production Group, Inc. used in multimedia production and content conversion (to convert traditional media formats into web-enabled content). In addition, in connection with the acquisition, Parago retained certain members of Broadcast Production Group's management team as employees of Parago. In connection with Parago's acquisition of 2-Lane, we agreed to convert the Parago shares of common stock issued in connection with the merger into up to 500,000 of our shares at the option of the 2-Lane shareholders. In addition, pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock to such stockholders based upon a conversion price of $3.75 per share. These provisions could have the effect of diluting our stockholders if the market price of our common stock is above the effective conversion prices at the time of conversion.

         At February 29, 2000, we owned 20,000,000 shares of the common stock of Parago, representing 45.2% of the outstanding common stock of Parago. As a result, we account for our ownership interest in Parago using the equity method of accounting. Since its inception, Parago has incurred net losses and now has a substantial accumulated deficit, which have had an impact upon and are reflected in our financial statements. For example, for the fiscal year ended February 29, 2000, we recorded an "equity in loss of unconsolidated affiliate" of $18.1 million. We understand that Parago expects to incur net losses for the foreseeable future, so we expect that we will continue to record significant losses relating to our Parago subsidiary as it continues to develop its business services.

         Parago filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of shares of its common stock in October 1999, but applied to withdraw this registration statement in March 2000. Parago plans to refile a registration statement covering its proposed initial public offering. We previously announced that we intend to distribute 15% of the shares of Parago common stock that we hold to our stockholders, subject to compliance with the SEC requirements applicable to the proposed distribution and upon the expiration of a 180-day lock-up agreement between the underwriters of the Parago proposed initial public offering and us. If there are some problems associated with compliance with SEC requirements or state law, then the distribution of Parago shares may be delayed or may not occur. There can be no assurance that Parago's initial public offering will be completed, or that we will otherwise complete the distribution of a portion of our shares to our stockholders on the proposed terms or at all.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 29, 2000 AS COMPARED WITH YEAR ENDED FEBRUARY 28, 1999

NET REVENUE

During the year ended February 29, 2000, we had net sales of $1,292,250, a decrease of $3,147,358, or 70.9%, compared to net sales of $4,439,608 for the year ended February 28, 1999. We attribute the decrease in our software product revenues for fiscal 2000 to our focus on our activities as an Internet business incubator, as well as the deferral of OEM/system integrator purchases as a result of year 2000 issues, and the late introduction of our WinShield Secure PC products (desktop and network versions). In addition, during fiscal 1999, we had one large system integrator sale that accounted for approximately $1,200,000, or 27% of our revenues.

COST OF SALES

The costs and expenses incurred in connection with producing our products for the year ended February 29, 2000 were $61,564 compared to $190,461 for the year ended February 28, 1999, or a decrease of $128,897, or 67.7%. As a percentage of sales, cost of sales for the years ended February 29, 2000 and February 28, 1999 were 4.8% and 4.3%, respectively. The increase in our cost of sales on a percentage basis for the year ended February 29, 2000 over last year can be attributed to the large sale in fiscal 1999 to a system integrator, which had a higher margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended February 29, 2000 were $4,334,755 as compared to $5,817,188 for the year ended February 29, 1999, or a decrease of $1,482,433, or 25.5%. The decrease in our selling, general and administrative expenses for fiscal year 2000 resulted primarily from the shift in our business to an Internet business incubator model and our decreased emphasis on selling and marketing activities related to our software business. Accordingly, we have incurred significantly lower costs in advertising, marketing and other general and administrative activities, as well as reduced employee and recruiting expenses which resulted from our reduced headcount, and we expect to continue to decrease these costs over the first two quarters of fiscal year 2001.

PROVISION FOR UNCOLLECTIBLE RECEIVABLES

For the year ended February 28, 1999, the provision for uncollectible receivables totaled $1,231,092. In fiscal 1999, the provision was primarily established to reserve part of the international sales made, given the international economic difficulties that were being experienced in fiscal 1999.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the year ended February 29, 2000 was $1,361,556, compared to $1,569,519 for the year ended February 29, 1999, or a decrease of $207,963, or 13.3%. This decrease resulted from the write-off of approximately $1,400,000 of software costs in the fourth quarter of fiscal year 1999. This reduction in depreciation and amortization expense was offset by the commencement of amortization on certain capitalized product development costs relating to products that became available for sale during the current fiscal year.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs charged to expense for the year ended February 29, 2000, were $392,315 as compared to $485,275 for the year ended February 29, 1999, or a decrease of $92,960, or 19.2%. For the years ended February 29, 2000 and February 28, 1999, we capitalized approximately $649,000 and $882,000, respectively. The decrease in costs capitalized for the year ended February 29, 2000 related primarily to a decrease in the level of development work being performed by outside contract consultants during this fiscal year when compared to last year. In fiscal 1999, we spent considerable resources in upgrading our products to be both Windows 98 and NT compliant. In fiscal 2000, we internally developed our WinShield Secure PC product ("Secure PC"), the total security solution for desktops. We launched the desktop version of Secure PC in August 1999, originally scheduled to be launched in May 1999. The delay was caused by product enhancements determined to be beneficial to the product after the product's initial alpha and beta testing. The network version of this product was launched in December 1999 (originally scheduled for release in October 1999).

WRITE-OFF OF PURCHASED AND CAPITALIZED SOFTWARE COSTS

In fiscal year 2000, purchased and capitalized software costs were written down by $625,336 as compared to $1,422,697 for fiscal 1999, resulting in a decrease of $797,361 or 56.0%. These write-offs were recognized as a result of the net book value of some of our products exceeding the net realizable value associated with those same products.

OTHER INCOME (EXPENSE)

Interest expense for the years ended February 29, 2000 and February 28, 1999 was $53,340 and $141,806, respectively. This decrease in expense resulted primarily from the fact that we had less interest bearing debt during this fiscal year than we did last year. Equity in loss of unconsolidated affiliate was $18,122,874 for the year ended February 29, 2000, resulting primarily from Parago allocating a considerable amount of resources to its marketing and advertising programs aimed at building name/brand awareness for its web site and business-to-business services. We expect that these losses would continue to be significant for at least the foreseeable future as our Internet subsidiary continues to develop its business services.

Included in other income (expense) for fiscal year 1999 is a charge to earnings of $822,000 incurred in connection with the settlement of a number of lawsuits. The major portion of this expense related to the settlement of three lawsuits.

OPERATING LOSS BEFORE EXTRAORDINARY ITEM

As a result of the foregoing, for the year ended February 29, 2000, we reported a net loss before extraordinary items of $23,656,939 (which included the $18,122,874 related to Parago as referred to above), compared to a net loss of $7,209,498 for last year.

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT

During fiscal year 1999, the Company recognized gains on the settlement of debts of $459,592. The gains resulted primarily from the restructuring of a note payable and the settlement of accrued obligations. In connection with the settlement of the note payable, the holder agreed to reduce the amount of the note and accrued interest payable thereon by $520,816. In exchange, the Company agreed to a shorter maturity and the issuance of 250,000 shares of restricted stock to the holder (valued at $92,500 as of the date of the transaction). The value of the stock was treated as a reduction in the gain and the transaction resulted in a net gain of approximately $428,000. In connection with the settlement of accrued obligations, the Company settled approximately $96,000 in obligations for approximately $65,000.

NET LOSS

As a result of these factors, for the year ended February 29, 2000, we reported a net loss of $23,656,939 and $6,749,906 for the year ended February 29, 1999.

DIVIDENDS ON PREFERRED STOCK

Preferred stock dividends consisted primarily of dividends accrued on Series D preferred stock. In June 1999, we converted $2,000,000 of Series D preferred stock, plus dividends in arrears of approximately $238,000, into 2,081,937 shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at February 29, 2000 were $707,412.

Cash flows used in operations were $3,365,629 for the year ended February 29, 2000, as compared to $5,209,211 for the year ended February 29, 1999. This decrease results primarily from a decrease in the net loss funded during fiscal year 2000, as compared to fiscal year 1999, in addition to an increase in our accounts receivable turnover. The decrease in cash flows for operating activities was also offset by an increase in our accounts payable turnover.

Cash used in investing activities was $1,387,466 for the year ended February 29, 2000, as compared to $197,095 for last fiscal year. Of the $1,190,371 difference in cash flows from the prior fiscal year, $1,176,292 represents the effect of the deconsolidation of Parago. In fiscal 1999, the Company owned approximately 63% of the outstanding shares of Parago and, as a result, reported consolidated results of operations. However, as of February 29, 2000, the Company's ownership interest has decreased to approximately 45% and the Company is accounting for its subsidiary's results of operations using the equity method of accounting. In addition, during fiscal year 2000 the Company made a capital contribution of approximately $140,000 to Parago.

Cash flows provided by financing activities were $2,074,138 for the year ended February 29, 2000, as compared to $8,784,120 for the year ended February 29, 1999. This decrease was due to the fact that in fiscal year 1999 we received $1,936,904 from the exercise of stock options and warrants, $2,253,642 from the sale of preferred stock and $3,735,000 from the sale of common stock. In fiscal year 2000, our primary source of cash provided by financing activities resulted from $1,872,808 received from the exercise of stock options and warrants and $500,000 from the sale of common stock.

As a result of the aforementioned factors, cash and cash equivalents decreased by $2,678,957 for the year ended February 29, 2000, versus an increase of approximately $3,377,814 for last fiscal year.

Unless software sales increase, we may need to seek additional capital to fund our Citadel Technology operations for at least the next 12 months. Moreover, we will need additional capital resources to implement our new B2B incubation business model. While we have been successful in the past in raising additional capital when needed, there can be no assurances that we will be successful in the future, or if successful, that capital will be available on acceptable terms or will not have a dilutive effect on existing shareholders. While the Company currently believes that it has the ability to obtain additional equity or debt financing, we have received a commitment from our President to fund up to $1,500,000 of our expected operating cash flow needs, if any, through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The Financial Statements for the fiscal years ended February 29, 2000 and February 28, 1999 are found following the signature page of this report.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

         In April 2000, we filed current reports on Form 8-K related to our determination to dismiss our former independent public accountants, Grant Thornton LLP ("Grant Thornton"), and engage Ernst & Young LLP as our independent public accountants for fiscal year 2000 and (a) disagreement with Grant Thornton. Ernst & Young serves as the independent public accountants for our subsidiary, Parago and we believe that using that firm to provide audit services is in our best interests.

         Grant Thornton's reports on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Except as set forth below, during the past two years there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Grant Thornton, would have caused it to make a reference to the disagreement in connection with its reports. We have been advised by Grant Thornton that Grant Thornton believes that the following matter meets the criteria of the Securities and Exchange Commission for a reportable disagreement, even though the matter was resolved to the satisfaction of Grant
Thornton: We recorded in our preliminary year-end financial statements for the fiscal year ended February 28, 1999 a $500,000 sale in the fourth quarter of fiscal 1999 to our distributor in Mexico under an international distribution agreement dated November 24, 1998. While management initially believed that the sales commitment schedule included in the distribution agreement, combined with receipt of the master licenses by the distributor, warranted the recognition of revenues, in accordance with the advice of Grant Thornton, we did not include the sale in our financial statements.

         During our two most recent fiscal years and the subsequent interim periods preceding Grant Thornton's dismissal:

         (i) Grant Thornton has not advised us that the internal controls necessary for us to develop reliable financial statements do not exist;

         (ii) Grant Thornton has not advised us that information has come to its attention that has led it to no longer be able to rely on management's representations or that has made it unwilling to be associated with the financial statements prepared by management;

         (iii) Grant Thornton has not advised us (a) of the need to expand significantly the scope of our audit, or that information has come to its attention, during the two most recent fiscal years and the subsequent interim periods preceding the dismissal, that if further investigated may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the Registrant's financial statements or,
(b) that due to its dismissal, or for any other reason, it did not so expand the scope of its audit or conduct such further investigation;

         We have been advised by Ernst & Young that neither the firm nor any of its associates has any material relationship with us or any affiliate of ours. During our two most recent fiscal years and the subsequent interim periods prior to engaging Ernst & Young, we have not consulted Ernst & Young regarding either:
(i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, for which advice was provided that Ernst & Young concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Regulation S-K Item 304) or a reportable event (as described in paragraph (a)(1)(v) of Regulation S-K, Item 304).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The information set forth under the captions "Election of Directors" and "Executive Officers" of the Proxy Statement for our 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information set forth under the caption "Director and Executive Compensation" of the Proxy Statement for our 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Stockholders" of the Proxy Statement for our 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Transactions" of the Proxy Statement for our 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1 Second Amended and Restated Plan of Merger, dated February 29, 1996, by and between LoneStar Hospitality Corporation, LSHC Acquisition, Inc. and Citadel Computer Systems Incorporated (without exhibits) (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.2 Purchase and Sale Agreement, dated March 1, 1996, by and between the LoneStar Hospitality Corporation, LS Holding Corp. and Miami Subs USA, Inc. (without exhibits) (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.3 Technology Transfer Agreement, by and between LoneStar Hospitality Corporation and Circuit Masters Software, Inc., dated February 29, 1996 (without exhibits) (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.4 Technology Transfer Agreement, by and between the Company and Bill Mulvany, dated February 29, 1996 (without exhibits) (incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.5 Technology Transfer Agreement, by and between the Company and Kim Marie Newman, dated February 29, 1996 (without exhibits) (incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.6 Agreement, by and between the Company, Circuit Masters Software, Inc., Patrick William Mulvany and Kim Marie Newman, dated May 16, 1996, effective as of February 29, 1996 (incorporated by reference to Exhibit
         2.6 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 10, 1996).

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

3.8 Certificate of Designations of Series A Preferred Stock. (incorporated by reference to Exhibit 4 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996).

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

*3.14 Certificate for Renewal and Revival of Charter filed with the Delaware Secretary of State on October 29, 1999.

10.1 Employment Agreement dated July 15, 1997, by and between the Company and Steven Solomon (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.2 Stock Purchase Agreement, dated August 16, 1996, among the Company, Kent-Marsh Ltd., Inc., Bob Wesolek and Vance Nesbitt. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed September 3, 1996).

10.3 Stock Purchase Agreement, dated August 16, 1996, among the Company, Astonishing Developments, Inc., Bob Wesolek and Vance Nesbitt (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed September 3, 1996).

10.4 Agreement dated April 11, 1997, among the Company, George Sharp and Gil Gertner (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed April 11, 1997).

10.5 Form of Offshore Securities Subscription Agreement, Convertible Notes, Warrants and Registration Rights Agreement between the Company and First Bermuda Securities Limited (incorporated by reference to Exhibits
         99.1 through 99.4 of the Company's Current Report on Form 8-K filed March 26, 1997).

10.6 Form of Offshore Securities Subscription Agreement, Convertible Notes, Warrants and Registration Rights Agreement between the Company and Willora Company Ltd. (incorporated by reference to Exhibits 99.1 through 99.4 of the Company's Current Report on Form 8-K filed April 28, 1997).

10.7 Form of Offshore Securities Subscription Agreement, Convertible Notes, Warrants and Registration Rights Agreement between the Company and Silenus Ltd. (incorporated by reference to Exhibits 99.1 through 99.4 of the Company's Current Report on Form 8-K filed June 24, 1997).

10.8 Purchase Agreement between the Company and CORESTAFF, Inc., dated October 6, 1997 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997).

10.9 Warrant to Purchase Common Stock of the Company issued to Worldwide PetroMoly Inc. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997).

10.10 Series D Preferred Stock Purchase Agreement between the Company and METAMOR WORLDWIDE, Inc., dated May 15, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.11 Stock Purchase Agreement between the Company and Precision Capital Limited Partnership I, dated April 30, 1998 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.12 Stock Purchase Agreement between the Company and Icarus Investments I, Ltd., dated May 27, 1998 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.13 Stock Purchase Agreement, dated March 11, 1999, among inLighten.com, Inc., 2-Lane Media, Inc., and the shareholders of 2-Lane Media, Inc.(incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999).

10.14 Stock Purchase Agreement, dated May 20, 1999, among inLighten.com, Inc., Forward Communications, Inc., FCI Services Inc., and the shareholders of Forward Communications, Inc. and FCI Services Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 3, 1999).

10.15 Agreement and Plan of Reorganization, dated May 20, 1999, among inLighten.com, Inc., Forward Freight, Inc., and the shareholders of Forward Freight Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 3, 1999).

10.16 Settlement and Release Agreement dated January 14, 2000 by and among Richard L. Travis, How2.com, Inc. and the Company (incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed March 23, 2000).

10.17 Settlement and Release Agreement dated March 1, 2000 by and among Bennett Klein and the Company (incorporated by reference to Exhibit
         10.19 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed March 23, 2000).

*10.18 Standard Office Lease, dated August 2, 1999, between Arden Realty Limited Partnership and How2HQ.com, Inc. (Santa Monica, California).

*10.19 Guaranty of Lease, dated August 2, 1999, by the Company to Arden Realty Limited Partnership, with respect to certain obligations of How2HQ.com, Inc. under Standard Office Lease.

*10.20   Promissory Note dated September 30, 1999 payable to How2HQ.com, Inc.

10.21 Asset Purchase Agreement dated as of May 5, 2000 by and between EBSCO CASIAS, Inc., iNetze.com, Inc., ESRN Acquisition, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 12, 2000).

10.22 Asset Contribution Agreement dated as of May 5, 2000 by and between iNetze.com, Inc., ESRN Acquisition, LLC, the Company and the stockholders set forth on the signature pages attached hereto (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed June 12, 2000).

10.23 Stock Purchase Agreement dated as of May 5, 2000 by and between the Company, Tim Collins, F. Shanahan McAdoo and Robert C. Whitehair (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed June 12, 2000).

*21      Subsidiaries of the Company.

*23.1    Consent of Ernst & Young LLP.

*23.2    Consent of Grant Thornton LLP.

*27      Financial Data Schedule.


* Filed herewith.


REPORTS ON FORM 8-K

         The Company filed no Current Reports on Form 8-K for the fourth quarter of the fiscal year ended February 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2000

                                       CT HOLDINGS, INC.

                                       By: /s/ STEVEN B. SOLOMON
                                          --------------------------------------
                                          Steven B. Solomon, President and
                                          Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven B. Solomon his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                  SIGNATURE                                            TITLE                                 DATE
                  ---------                                            -----                                 ----

/s/ STEVEN B. SOLOMON
------------------------------------------      President, Chief Executive Officer and Director              June 13, 2000
Steven B. Solomon                               (Principal Executive Officer and Principal
                                                Accounting Officer)
/s/ VICTOR K. KIAM, II
------------------------------------------      Chairman of the Board                                        June  5, 2000
Victor K. Kiam, II

/s/ LAWRENCE LACERTE
------------------------------------------      Director                                                     June 13, 2000
Lawrence Lacerte

/s/ CHRIS A. ECONOMOU
------------------------------------------      Director                                                     June 13, 2000
Chris A. Economou

/s/ MARK ROGERS
------------------------------------------      Director                                                     June 13, 2000
Mark Rogers

/s/ MICHAEL RUFF
------------------------------------------      Director                                                     June 13, 2000
Michael Ruff

/s/ DR. AXEL SAWALLICH
------------------------------------------      Director                                                     June 13, 2000
Dr. Axel Sawallich

                          INDEX TO FINANCIAL STATEMENTS


Reports of Independent Certified Public Accountants.........................F-2

Consolidated Balance Sheets as of February 29, 2000 and
  February 28, 1999.........................................................F-4

Consolidated Statements of Operations for the years ended
  February 29, 2000 and February 28, 1999...................................F-6

Consolidated Statement of Stockholders' Equity
  for the years ended February 29, 2000 and February 28, 1999...............F-7

Consolidated Statements of Cash Flows for the years ended
  February 29, 2000 and February 28, 1999...................................F-10

Notes to Consolidated Financial Statements..................................F-11

      REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS - FISCAL YEAR 2000

The Board of Directors
CT Holdings, Inc.

         We have audited the accompanying consolidated balance sheet of CT Holdings, Inc. and subsidiaries (the Company) as of February 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CT Holdings, Inc. and subsidiaries as of February 29, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



                                                       /s/ Ernst & Young LLP

Dallas, Texas
June 2, 2000

     REPORT OF GRANT THORNTON LLP, INDEPENDENT AUDITORS - FISCAL YEAR 1999


Board of Directors
Citadel Technology, Inc.


We have audited the accompanying consolidated balance sheet of CT Holdings, Inc. (formerly Citadel Technology, Inc.) as of February 28, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CT Holdings, Inc. (formerly Citadel Technology, Inc.) as of February 28, 1999, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
June 11, 1999

                                CT HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS




                                                                February 29,   February 28,
                 ASSETS                                             2000           1999
                                                                ------------   ------------
CURRENT ASSETS
    Cash and cash equivalents                                   $    707,412   $  3,386,369
    Accounts receivable-trade, less allowance for returns and
       doubtful accounts of $1,100,000 and $1,208,000                 55,241        466,288
    Receivables from sale of common stock of subsidiary                   --      6,042,000
    Notes receivable from related parties                            208,934        478,933
    Inventory                                                         80,617        148,676
    Prepaid expenses                                                  78,535        208,223
                                                                ------------   ------------

                 Total current assets                              1,130,739     10,730,489

INVESTMENT IN UNCONSOLIDATED AFFILIATE                               827,350             --

PROPERTY AND EQUIPMENT, NET                                          228,102        386,901

PURCHASED SOFTWARE, net of accumulated
    amortization of $1,505,536 and $2,718,486                        546,864      1,394,706

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
    net of accumulated amortization of $785,762 and $577,000         944,674      1,181,052

OTHER ASSETS                                                         154,308        448,372
                                                                ------------   ------------

                                                                $  3,832,037   $ 14,141,520
                                                                ============   ============



        The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.

                                                                       February 29,    February 28,
         LIABILITIES AND STOCKHOLDERS' EQUITY                              2000            1999
                                                                       ------------    ------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                 1,030,501       2,247,600
    Payable to affiliate                                                     71,299              --
    Current maturities of long-term debt                                    150,000         311,812
    Notes payable                                                           111,288         347,424
                                                                       ------------    ------------

          Total current liabilities                                       1,363,088       2,906,836

OTHER LIABILITIES
    Minority interest in consolidated subsidiary                                 --       2,742,432
                                                                       ------------    ------------

          Total liabilities                                               1,363,088       5,649,268

COMMITMENTS AND CONTINGENCIES                                                    --              --

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value per share; authorized,
       60,000,000 shares; issued and outstanding, 50,136,400
       shares in 2000 and 43,259,274 shares in 1999                         501,364         432,592
    Preferred stock, $.01 par value per share; authorized, 1,000,000 shares; issued and outstanding
          Series B convertible, 50 shares in 2000 and 1999
                (liquidation value, $50,000)                                      1               1
          Series D convertible, 2,000 shares in 1999 (liquidation
               value, $2,000,000)                                                --              20
    Equity notes                                                                 --         150,000
    Additional paid-in capital                                           50,390,070      32,985,018
    Accumulated deficit                                                 (44,586,725)    (20,641,875)
    Treasury stock, at cost (4,164,613 common shares)                    (2,500,239)     (2,500,239)
    Notes receivable for the exercise of stock options
       Officers and directors                                            (1,335,522)     (1,857,577)
       Others                                                                    --         (75,688)
                                                                       ------------    ------------

          Total stockholders' equity                                      2,468,949       8,492,252
                                                                       ------------    ------------

                                                                       $  3,832,037    $ 14,141,520
                                                                       ============    ============



        The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                              Years ended
                                                      ----------------------------
                                                      February 29,    February 28,
                                                          2000            1999
                                                      ------------    ------------
NET SALES                                             $  1,292,250    $  4,439,608

COST OF SALES, EXCLUDING DEPRECIATION, AMORTIZATION
     AND WRITE-OFF OF CAPITALIZED SOFTWARE COSTS            61,564         190,461
                                                      ------------    ------------

                 Gross profit                            1,230,686       4,249,147

OPERATING EXPENSES
    Selling, general and administrative expenses         4,334,755       5,817,188
    Provision for uncollectible receivables                     --       1,231,092
    Depreciation and amortization                        1,361,556       1,569,519
    Research and development expense                       392,315         485,275
    Write-off of capitalized software costs                625,336       1,422,697
                                                      ------------    ------------
                                                         6,713,962      10,525,771


                 Operating loss                         (5,483,276)     (6,276,624)

OTHER INCOME (EXPENSE)
    Interest expense                                       (53,340)       (141,806)
    Other                                                    2,551          30,932
    Litigation settlement expense                               --        (822,000)
    Equity in loss of unconsolidated affiliate         (18,122,874)             --
                                                      ------------    ------------
                                                       (18,173,663)       (932,874)

                 Loss before extraordinary item        (23,656,939)     (7,209,498)

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                        --         459,592
                                                      ------------    ------------

                 Net loss                              (23,656,939)     (6,749,906)

Preferred stock dividend requirement                       (64,493)       (128,956)
                                                      ------------    ------------

Net loss allocable to common stockholders             $(23,721,432)   $ (6,878,862)
                                                      ============    ============

Loss per share-basic and diluted
    Loss before extraordinary item                    $      (0.56)   $      (0.26)
    Extraordinary item                                          --            0.01
                                                      ------------    ------------

       Net loss                                       $      (0.56)   $      (0.25)
                                                      ============    ============

Weighted average shares outstanding                     42,503,070      27,807,748
                                                      ============    ============



        The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                        Common stock                                           Additional
                                ---------------------------    Preferred         Equity         paid-in
                                   Shares         Amount         stock           notes          capital
                                ------------   ------------   ------------    ------------    ------------
Balance at March 1, 1998          25,881,327   $    258,813   $         51    $    944,000    $ 16,058,442

Exercise of stock options
   and warrants                   10,943,099        109,431             --              --       3,760,738

Sale of preferred stock -
   2,000 shares of Series D
   and 5,000 shares of
   Series E                               --             --             70              --       2,253,572

Conversion of debt to 253
   shares of Series D
   preferred stock                        --             --              3              --         252,997

Conversions to common stock
   Debt                            1,254,766         12,548             --              --         831,535
   Equity notes and preferred
   stock - 5,000 shares of
   Series C and 253 shares
   of Series D                     1,735,082         17,350            (53)       (794,000)      1,190,466

Redemption of Series E
   preferred stock - 5,000
   shares                                 --             --            (50)             --        (562,450)

Stock options and common
   stock granted as payment
   of liabilities                    445,000          4,450             --              --         345,150

Sale of common stock,
   net of issuance costs
   of $268,855                     3,000,000         30,000             --              --       3,705,000

Stock options granted as
   consideration for
   assumption of debt by
   stockholder                            --             --             --              --         500,000

Equity in sales of common
   stock by subsidiary                    --             --             --              --       4,649,568

Net loss                                  --             --             --              --              --
                                ------------   ------------   ------------    ------------    ------------

Balances at February 28, 1999     43,259,274   $    432,592   $         21    $    150,000    $ 32,985,018
                                ============   ============   ============    ============    ============

         The accompanying notes are an integral part of this statement.

                               CT HOLDINGS, INC.



                                  Accumulated        Treasury           Notes
                                   deficit            stock           receivable          Total
                                --------------    --------------    --------------    --------------
Balance at March 1, 1998        $  (13,473,206)   $   (2,500,239)   $           --    $    1,287,861

Exercise of stock options
   and warrants                 $           --    $           --    $   (1,933,265)   $    1,936,904

Sale of preferred stock -
   2,000 shares of Series D
   and 5,000 shares
   of Series E                              --                --                --         2,253,642

Conversion of debt to 253
   shares of Series D
   preferred stock                          --                --                --           253,000

Conversions to common stock
   Debt                                     --                --                --           844,083
   Equity notes and preferred
   stock - 5,000 shares of
   Series C and 253 shares
   of Series D                        (413,763)               --                --                --

Redemption of Series E
   preferred stock - 5,000
   shares                               (5,000)               --                --          (567,500)

Stock options and common
   stock granted as payment
   of liabilities                           --                --                --           349,600

Sale of common stock,
   net of issuance costs
   of $268,855                              --                --                --         3,735,000

Stock options granted as
   consideration for
   assumption of debt by
   stockholder                              --                --                --           500,000

Equity in sales of common
   stock by subsidiary                      --                --                --         4,649,568

Net loss                            (6,749,906)               --                --        (6,749,906)
                                --------------    --------------    --------------    --------------

Balances at February 28, 1999   $  (20,641,875)   $   (2,500,239)   $   (1,933,265)   $    8,492,252
                                ==============    ==============    ==============    ==============

         The accompanying notes are an integral part of this statement.

                                CT HOLDINGS, INC.

                                        Common stock                                            Additional
                                 ---------------------------    Preferred         Equity         paid-in
                                    Shares         Amount         stock           notes          capital
                                 ------------   ------------   ------------    ------------    ------------
Balances at March 1, 1999          43,259,274   $    432,592   $         21    $    150,000    $ 32,985,018
Exercise of stock options
   and warrants                     3,652,505         36,526             --              --       1,892,142

Conversions to common stock
   Equity notes                       533,684          5,337             --        (150,000)        194,492
   Preferred stock -
      Series D                      2,081,937         20,819            (20)             --         217,283
   Debt                               400,000          4,000             --              --         193,000

Sale of common stock                  200,000          2,000             --              --         498,000

Shares issued for legal
    settlement                          7,500             75             --              --          21,225

Equity in sales of common
   stock by subsidiary                     --             --             --              --      14,157,466

Repayment of notes receivable              --             --             --              --              --

Forgiveness of note receivable
    issued as payment for the
    exercise of stock options              --             --             --              --              --

Stock-based compensation                   --             --             --              --         285,000

Other                                   1,500             15             --              --         (53,556)

Net loss                                   --             --             --              --              --
                                 ------------   ------------   ------------    ------------    ------------

Balances at February 29, 2000      50,136,400   $    501,364   $          1    $         --    $ 50,390,070
                                 ============   ============   ============    ============    ============

                                  Accumulated         Treasury           Notes
                                    deficit            stock           receivable          Total
                                 --------------    --------------    --------------    --------------
Balances at March 1, 1999        $  (20,641,875)   $   (2,500,239)   $   (1,933,265)   $    8,492,252
Exercise of stock options
   and warrants                              --                --           (55,860)        1,872,808

Conversions to common stock
   Equity notes                         (49,829)               --                --                --
   Preferred stock -
      Series D                         (238,082)               --                --                --
      Debt                                   --                --                --           197,000

Sale of common stock                         --                --                --           500,000

Shares issued for legal
    settlement                               --                --                --            21,300

Equity in sales of common
   stock by subsidiary                       --                --                --        14,157,466

Repayment of notes receivable                --                --           224,603           224,603

Forgiveness of note receivable
    issued as payment for the
    exercise of stock options                --                --           295,000           295,000

Stock-based compensation                     --                --                --           285,000

Other                                        --                --           134,000            80,459

Net loss                            (23,656,939)               --                --       (23,656,939)
                                 --------------    --------------    --------------    --------------

Balances at February 29, 2000    $  (44,586,725)   $   (2,500,239)   $   (1,335,522)   $    2,468,949
                                 ==============    ==============    ==============    ==============


         The accompanying notes are an integral part of this statement.

                                CT HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Years ended
                                                                     ----------------------------
                                                                     February 29,    February 28,
                                                                         2000            1999
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                         $(23,656,939)   $ (6,749,906)
    Adjustments to reconcile net loss to net cash used
       by operating activities
          Depreciation and amortization                                 1,361,556       1,569,519
          Equity in loss of unconsolidated affiliate                   18,122,874              --
          Common stock and options issued as payment of expenses           25,482         349,600
          Write-down of software development costs                        625,336       1,422,697
          Extraordinary item                                                   --        (459,592)
          Noncash employee severance expense                              580,000              --
          Provision for losses on accounts receivable
              and sales returns                                                --       1,231,092
          Other                                                            91,999          49,054
    Changes in operating assets and liabilities
       Accounts receivable                                                411,047      (1,261,765)
       Notes receivable                                                   369,603        (102,446)
       Prepaid expenses                                                   129,686        (136,243)
       Inventory                                                           68,059         (91,163)
       Software development costs                                        (649,131)       (895,546)
       Cash overdraft                                                          --         (10,249)
       Accounts payable and accrued expenses                           (1,170,572)        (26,541)
       Payable to affiliate                                                71,299              --
       Other assets                                                       254,072         (97,722)
                                                                     ------------    ------------

                 NET CASH USED IN OPERATING ACTIVITIES                 (3,365,629)     (5,209,211)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                  (70,388)       (197,095)
    Reduction in cash due to deconsolidation of Parago, Inc.           (1,176,292)             --
    Capital contributions to unconsolidated affiliate                    (140,786)             --
                                                                     ------------    ------------

                 NET CASH USED IN INVESTING ACTIVITIES                 (1,387,466)       (197,095)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable                                            (149,362)       (355,167)
    Proceeds from notes payable                                            70,226         471,900
    Proceeds from long-term debt                                               --              --
    Repayments on long-term debt                                         (161,812)        (40,659)
    Proceeds from sale of preferred stock                                      --       2,253,642
    Proceeds from sale of equity notes                                         --              --
    Proceeds from sale of common stock                                  2,315,086       5,821,904
    Proceeds from sale of subsidiary stock                                     --       1,200,000
    Redemption of equity notes                                                 --              --
    Redemption of preferred stock                                              --        (567,500)
                                                                     ------------    ------------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES              2,074,138       8,784,120
                                                                     ------------    ------------

Net increase (decrease) in cash                                        (2,678,957)      3,377,814

Cash at beginning of the year                                           3,386,369           8,555
                                                                     ------------    ------------

Cash at end of the year                                              $    707,412    $  3,386,369
                                                                     ============    ============



        The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is an incubator of business-to-business (B2B) Internet companies that provides Internet-based early stage business-to-business ventures with a single source of management capital, as well as consulting on operations, marketing and strategic planning.

The Company began its Internet activities in 1999 with the formation of Parago, Inc. (formerly How2.com, Inc.). Parago is an application service provider (ASP) and business process outsourcer (BPO) which provides online promotional services, online multimedia product information and support services, and online data aggregation and management services to its business clients. Parago's comprehensive integrated suite of outsourced customer care solutions includes manufacturer rebate processing, product information, customer data asset management and other services that are marketed across multiple industry lines. At February 29, 2000 and February 28, 1999, the Company had a 45% and 63% ownership interest in Parago, respectively. See Note G.

In addition to its B2B incubation business, the Company continues to operate its "Citadel Technology" business line, which is focused on developing and marketing security and administration software products for both computer networks and desktop personal computers.

Since its inception the Company has incurred losses, and at February 29, 2000 has an accumulated deficit of $44,586,725. The Company's ultimate success in fully implementing its new strategy and continuing its existing business line is dependent on its ability to raise additional capital. While the Company currently believes that it has the ability to obtain additional equity or debt financing, the Company has received a commitment from its President to fund up to $1,500,000 of the expected operating cash flow needs, if any, of the Company through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due. Additionally, the Company also plans to sell stock in private equity financings during fiscal year 2001. The Company expects that its equity investee, Parago, will incur losses in the foreseeable future as it continues to develop and upgrade its technology and infrastructure, develop and expand its product and service offerings, and establish and sustain relationships with manufacturers, retailers and service organizations. Parago believes that the net proceeds from its private equity financings will be sufficient to fund its working capital needs for at least the next 12 months.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

For the year ended February 28, 1999, the consolidated financial statements include the accounts of the Company and its then 50% or more owned subsidiary, Parago, Inc. All significant intercompany accounts and transactions were eliminated in consolidation. For the year ended February 29, 2000, the Company's investment in Parago, Inc. is presented under the equity method of accounting, for the Company has the ability to exercise significant influence, but not control, of the investee. Significant influence generally represents an ownership interest of the affiliate's voting stock of between 20% and 50%. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records it investments in equity-method investees on the consolidated balance sheets as "Investment in Unconsolidated Affiliate" and its share of the investee's earnings or losses in "Equity in Loss of Unconsolidated Affiliate."

                                CT HOLDINGS, INC.

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Under the equity method, when Parago sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. The Company records a contribution to additional paid in capital representing the difference between the carrying value of the Company's investment and its proportionate share of the underlying net book value of the affiliate after sales of the affiliate's common stock to unrelated parties.

All other investments for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets.

Software Costs

Purchased software is recorded at cost and is amortized by the greater of the revenue method or the straight-line method over four to seven years.

The Company capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are expensed as research and development costs. Research and development expense totaled $392,315 and $485,275 in 2000 and 1999, respectively. Capitalized costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from three to five years. Amortization expense was $1,108,017 and $1,371,402 in fiscal 2000 and 1999, respectively. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the net book value is in excess of net realizable value. In the fourth quarters of fiscal 2000 and fiscal 1999, software costs were written

                                CT HOLDINGS, INC.

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

down by $625,336 and $1,422,697, respectively. It is reasonably possible that future events could cause a reduction in the amortization period of software costs, or additional write downs may be required.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews long-lived assets pertaining to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If conditions indicate an asset might be impaired , the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds the future discounted cash flow.

Income Taxes

Deferred income tax expenses are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

Advertising and Marketing Expense

The Company expenses costs associated with advertising and marketing as they are incurred and includes these costs in selling, general and administrative expense. Advertising and marketing expense for fiscal year 2000 and fiscal year 1999 was $748,605 and $1,509,758, respectively.

Stock-Based Compensation

The Company has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note F regarding the pro forma net loss and earnings per share information as required by the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

The Company accounts for stock based awards issued to non-employees in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration other than Employee Services under FASB Statement No. 123." See Note F.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term obligations are carried at cost, which approximates fair value due to the short maturity of these instruments.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options. Diluted

                                CT HOLDINGS, INC.

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

loss per common share includes the dilutive effect of options and warrants calculated using the treasury stock method, and, includes the effect of convertible preferred stock using the if-converted method. Stock options and warrants to purchase 5,823,022 shares of common stock have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. In addition, approximately 9,400 shares (based on the price per share for the Company's common stock on February 29, 2000), which would be issued upon the conversion of Series B preferred stock, have been excluded from the computation of loss per share.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also provides guidance for accounting changes in the fair value of the derivative (i.e., gains and losses). SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 will have a material effect on its financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. It is effective for the second fiscal quarter beginning after December 15, 1999. We do not expect the adoption of SAB No. 101 will have a material effect on our results of operation or financial condition.


NOTE B - PROPERTY AND EQUIPMENT

Major classes of property and equipment and their estimated useful lives are as follows:




                                                 February 29,    February 28,
                                     Lives           2000            1999
                                  ------------   ------------    ------------
Furniture                           5-10 years   $    170,981    $    138,770
Office equipment                     3-7 years         83,935          82,712
Leasehold improvements              Lease term         68,672          68,672
Computer equipment                   3-7 years        643,753         606,798
                                                 ------------    ------------
                                                      967,341         896,952
  Less accumulated depreciation                      (739,239)       (510,051)
                                                 ------------    ------------

Net property and equipment                       $    228,102    $    386,901
                                                 ============    ============

                                CT HOLDINGS, INC.

NOTE C - NOTES PAYABLE

Notes payable consist of the following:



                                                                February 29,   February 28,
                                                                    2000           1999
                                                                ------------   ------------
Unsecured notes payable to individuals,
   due at various dates in 1999, bearing
   interest at rates ranging from 0% to 10%; weighted average
   interest rate is approximately 6.1% (1)                      $     27,500   $    192,500

Note payable to banks, bearing interest at 7.35% to 7.45%             55,833        120,833

Other notes payable                                                   27,955         34,091
                                                                ------------   ------------

                                                                $    111,288   $    347,424
                                                                ============   ============

         (1) Certain of these notes were issued with warrants to purchase common stock. The total number of warrants issued was 509,375 with an exercise price ranging from $0.32 to $0.89 per share. A note for $400,000 was converted into common stock, at $1.075 per share during the year ended February 28, 1999. Additionally, a note for $140,000 plus accrued interest was converted into 400,000 shares of common stock in fiscal year 2000.


NOTE D - LONG-TERM DEBT


                                                                        February 29,   February 28,
                                                                            2000           1999
                                                                        ------------   ------------
Note payable to Xerox Corporation, non-interest bearing, which matured September 1998, interest imputed at 10% (net of
   discount)                                                                 150,000        200,000

Note payable to a bank, payable in monthly installments with interest
   at 9.75%, through January 2000                                                 --        111,812


                                                                        ------------   ------------
                                                                             150,000        311,812
Less current maturities                                                      150,000        311,812
                                                                        ------------   ------------

                                                                        $         --   $         --
                                                                        ============   ============

                                CT HOLDINGS, INC.

NOTE E - INCOME TAXES

Following is the reconciliation of the Company's income tax provision with the amount of tax computed at the statutory rate:




                                                       February 29,    February 28,
                                                           2000            1999
                                                       ------------    ------------
Expense (benefit) computed at federal statutory rate   $ (7,885,000)   $ (2,295,000)
Losses not benefited                                      8,815,000       2,228,000
Other                                                      (930,000)         67,000
                                                       ------------    ------------

                                                       $         --    $         --
                                                       ============    ============

The significant components of the Company's deferred tax liabilities and assets are as follows:




                                           February 29,    February 28,
                                               2000            1999
                                           ------------    ------------
Deferred tax assets
   Net operating loss carryforwards        $  7,432,000    $  6,044,000
   Accounts receivable                          479,000         410,000
   Investment in subsidiary                    (257,000)             --
   Accounts payable and accrued expenses        (15,000)             --
                                           ------------    ------------
Total deferred tax assets                     7,639,000       6,454,000
Valuation allowance                          (7,639,000)     (6,454,000)
                                           ------------    ------------

       Total deferred tax assets, net      $         --    $         --
                                           ============    ============

For federal income tax purposes, at February 29, 2000, the Company had a net operating loss carryforward of approximately $22,500,000. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income through 2013. A valuation allowance has been recorded for the entire amount of the net deferred tax asset as management does not believe it is more likely than not that the deferred tax assets will be utilized in future years.

                                CT HOLDINGS, INC.

NOTE F - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's outstanding Series B preferred stock is convertible into shares of common stock at 83% of the average market price of the common stock for the five days preceding conversion. Each share of Series B preferred stock has a conversion value of $1,000. Dividends accrue at 5%. As of February 29, 2000 all but 50 shares have been converted into common stock. If the shares had been converted on February 29, 2000, approximately 9,400 shares of common stock would be issued.

The Series D preferred stock is convertible into shares of common stock at $1.075 per share. Dividends accrue at 11%. As of February 29, 2000 all outstanding shares and accrued dividends have been converted into common stock.

Holders of Series B and Series D convertible preferred stock have voting rights only to the extent required under Delaware corporate law.

During fiscal 1999, the Company issued and redeemed 5,000 shares of Series E convertible preferred stock for $452,920 and $567,500, respectively.

Dividends on all series of preferred stock are payable in cash or common stock at the option of the Company.

Equity Notes

The equity notes are unsecured and are convertible at any time until maturity into common stock at 80% of the average market price of the Company's common stock. The equity notes bear interest at 8% and the principal and interest due at maturity is payable only in common stock. Any unpaid balance past the maturity date bears interest at 15%. During fiscal year 2000, the remaining balance of the equity notes were converted to common stock.

                                CT HOLDINGS, INC.

NOTE F - STOCKHOLDERS' EQUITY - CONTINUED

Stock Options and Warrants

The Company has issued stock options to directors, employees, and others. Options are granted at no less than fair value at date of grant, as determined by the board of directors. Generally, the options vest over no more than three years. Following is a summary of option transactions for the periods beginning March 1, 1998:



                                                                      Weighted
                                                                       average
                                                                       exercise
                                                          Shares        price
                                                        ----------    ----------
Outstanding at March 1, 1998                             9,796,750    $     0.41
Granted                                                  1,804,088          0.82
Exercised                                               (8,124,181)         0.32
Expired or canceled                                       (514,500)         1.31
                                                        ----------    ----------

Outstanding at February 28, 1999                         2,962,157          0.55

Granted                                                    728,000          4.92
Exercised                                               (2,169,455)         0.47
Expired or cancelled                                      (254,435)         1.06
                                                        ----------    ----------

Outstanding at February 29, 2000                         1,266,267    $     3.07
                                                        ==========    ==========

Exercisable at February 28, 1999                         1,163,170    $     0.63
Exercisable at February 29, 2000                           377,821    $     0.63

Weighted-average fair value of options granted during the year ended February 28, 1999 - $0.73

Weighted-average fair value of options granted during the year ended February 29, 2000 - $2.88


At February 29, 2000, $1,335,000 of notes receivable are outstanding in connection with notes issued in fiscal 1999 for the exercise of certain stock options. These notes were issued with recourse, bear interest at 5%, and mature in fiscal year 2001.

                                CT HOLDINGS, INC.

NOTE F - STOCKHOLDERS' EQUITY - CONTINUED

The following table summarizes other information regarding stock options at February 29, 2000:



                                                            Outstanding                           Exercisable
                                           -----------------------------------------        ----------------------
                                                             Weighted
                                                              average
                                                             remaining     Weighted                       Weighted
                                                            contractual    average                        average
          Range of                                             life        exercise                       exercise
       exercise prices                        Shares        (in years)       price           Shares        price
       ---------------                     ----------       ----------     --------         ---------    ---------
       $ 0.25 - 0.50                          273,017           4.4         $ 0.31            173,393      $ 0.30
         0.67 - 1.75                          275,250           3.2           0.86            204,428        0.90
         3.00 - 5.00                          718,000           5.0           4.96                 --          --
                                           ----------                       ------          ---------      ------

                                            1,266,267                       $ 3.07            377,821      $ 0.63
                                           ==========                       ======          =========      ======


The Company has adopted the disclosure provisions of Statement No. 123, as discussed in Note A, and continues to apply Opinion 25 for stock options granted to employees. If the Company had recognized compensation expense based upon the fair value at the grant date for options granted to employees during fiscal years ended February 29, 2000 and February 28, 1999, the effect on net loss and loss per share would have been as follows:



                                          Years ended
                               --------------------------------
                                 February 29,     February 28,
                                    2000              1999
                               --------------    --------------
       Net loss
          As reported          $  (23,656,939)   $   (6,749,906)
          Pro forma               (24,130,110)       (7,194,115)
       Loss per common share
          As reported                    (.56)             (.25)
          Pro forma                      (.57)             (.26)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:



                                                  Years ended
                                      ---------------------------------
                                       February 29,        February 28,
                                          2000                 1999
                                      -------------        ------------
       Expected volatility                   113.5%            134-149%
       Risk-free interest rates                6.0%            4.2-5.6%
       Dividend yield                            0%                  0%
       Expected option lives              1-3 years           1-2 years

                                CT HOLDINGS, INC.

NOTE F - STOCKHOLDERS' EQUITY - CONTINUED

The following summarizes the warrant transactions for 2000 and 1999:



                                                        Weighted
                                                        average
                                       Shares        exercise price
                                   --------------    --------------
Outstanding at March 1, 1998            6,105,138    $         2.00

Issued                                  5,557,383              1.60
Exercised                              (3,400,453)             0.58
Expired or canceled                    (2,222,263)             1.04
                                   --------------    --------------

Outstanding at February 28, 1999        6,039,805              2.82

Issued                                         --                --
Exercised                              (1,483,050)             0.58
Expired or cancelled                           --                --
                                   --------------    --------------

Outstanding at February 29, 2000        4,556,755    $         3.55
                                   ==============    ==============


During fiscal 1999, the Company issued warrants to purchase:

o 1,750,000 shares of common stock in connection with the sale of common stock,

o 150,000 shares of common stock in connection with the sale of preferred stock,

o        200,000 shares of common stock as payment of legal fees, and

o        351,125 shares of common stock in other transactions.

Also, the terms of warrants to purchase 2,172,263 shares at $.89 per share were adjusted pursuant to antidilution provisions of the warrant agreements to increase the number of warrants to 3,106,258 and reduce the price to $.59 per share; these warrants have been reflected as cancelled and granted in the table above for fiscal 1999.

NOTE G. INVESTMENT IN UNCONSOLIDATED AFFILIATE


At February 28, 1999, the Company owned 63% of Parago's common stock and accounted for its investment under the consolidation method. Through subsequent sale and distribution by Parago of shares of its common stock, the Company's ownership was reduced below 50% beginning in July 1999. As a result, beginning July 1999, the Company began accounting for its remaining investment in Parago under the equity method of accounting rather than the consolidated method. Prior to these events, the operating results of Parago were consolidated in the Company's consolidated financial statements. At February 29, 2000, the Company owns 45% of Parago's outstanding shares of common stock.

In connection with acquisitions, exercise of stock options and warrants, and various private placement transactions during the fiscal year 1999 and 2000, Parago issued 24,207,913 shares of common stock to other

                                CT HOLDINGS, INC.

NOTE G. INVESTMENT IN UNCONSOLIDATED AFFILIATE - CONTINUED

unrelated parties for a total value of $39,783,832, and at prices ranging from $0.025 to $10.00 per share. During fiscal year 2000, the Company recorded to additional paid in capital contributions totaling $14,157,466, which represents the difference between the carrying value of the Company's investment in Parago and its proportionate share of the underlying net book value of Parago after the issuance of Parago's common stock to unrelated parties.

In January 2000, Parago raised $15,000,000 through the issuance of 200,000 shares of Series A Convertible Preferred Stock to Seaboard Ventures, LLC and 100,000 shares of Series B Convertible Preferred Stock to Watershed Capital I, L.P. At the time of issuance, the Series A and B preferred stock is convertible into 3,000,000 shares of Parago common stock. Subsequent to fiscal year 2000, Parago raised $21,500,000 through the issuance of 430,000 shares of Series C Convertible Preferred Stock to THLee.Putnam Internet Partners LP, Dain Rauscher Wessels Investors LLC and Watershed Capital I, L.P. At the time of issuance, the Series C preferred stock is convertible into 4,300,000 shares of Parago common stock. In connection with the Series A, B, and C financing, the preferred stockholders were issued 3,300,000 warrants to purchase common stock. The warrants vest immediately and have a weighted average exercise price of $2.13.

At February 29, 2000, Parago has 16,757,317 stock options outstanding with a weighted average exercise price of $1.47, and 5,458,813 of the options outstanding are exercisable at a weighted average exercise price of $0.96.


The following is the condensed financial information of Parago at February 29, 2000 and for the fiscal year then ended.


SUMMARIZED BALANCE SHEET      FEBRUARY 29, 2000
------------------------     ------------------
Current assets               $       18,880,751
Noncurrent assets                    21,931,528
                             ------------------
         Total assets        $       40,812,279
                             ==================

Current liabilities          $       23,870,338
Long-term debt                          623,140
                             ------------------
         Total liabilities           24,493,478
                             ------------------
Redeemable common stock               2,000,000
Shareholders' equity                 14,318,801
                             ------------------
                             $       40,812,279
                             ==================


                                                     TWELVE MONTHS ENDED
   SUMMARIZED STATEMENT OF OPERATIONS                 FEBRUARY 29, 2000
   ----------------------------------                ------------------
         Revenues                                      $   8,293,650
         Gross profit                                      4,807,836
         Sales and marketing expenses                     20,171,534
         Operating loss                                  (40,491,249)
         Net loss                                        (39,307,459)

                                CT HOLDINGS, INC.

NOTE G. INVESTMENT IN UNCONSOLIDATED AFFILIATE - CONTINUED

The Company has announced that it intends to distribute to its shareholders, shares of common stock of Parago upon compliance with Securities and Exchange Commission (SEC) requirements applicable to CT Holdings and Parago in connection with the proposed spin-off and upon the expiration of a 180 day lockup agreement between the underwriters of Parago's proposed initial public offering and Parago. Compliance with SEC requirements and state law requirements could delay or prevent the completion of the spin-off. There can be no assurances that CT Holdings will be able to effect the distribution of the shares of Parago to CT Holdings' stockholders on a timely basis or at all.

In addition, CT Holdings has agreed to convert certain shares of Parago common stock issued in connection with certain acquisitions by Parago as well as issued pursuant to the terms of the stock purchase agreements between Parago and some of its stockholders into shares of CT Holdings common stock. This could result in the issuance of up to 500,000 additional shares of CT Holdings common stock (in connection with Parago's acquisition of 2-Lane Media) and up to 414,000 additional shares of CT Holdings common stock at a conversion price of $3.75 per share (in connection with the stock purchase agreements), which would have the effect of diluting CT Holding's stockholders if the market price for CT Holding's stock is above that price at the time of conversion.


NOTE H - RELATED PARTY TRANSACTIONS

During the year ended February 28, 1999, the Company loaned approximately $1,525,000, exclusive of financing provided for the exercise of stock options, to its Chief Executive Officer, Mr. Solomon. At February 29, 2000 and February 28, 1999, $209,000 and $354,000, respectively, remained unpaid.

The Company has contracted with a major shareholder in the Company, Metamor Software Solutions, a division of Metamor Worldwide, Inc. (Metamor) to provide various development services for the Company. The Company incurred approximately $2,000 and $600,000 in expenses related to these services during fiscal years ended February 29, 2000 and February 28, 1999, respectively. Kenneth R. Johnsen, one of the Company's former directors, was the Executive Vice President of Metamor during this time. In June 1999, Mr. Johnsen joined the Company's subsidiary, Parago, as its President and Chief Operating Officer. In connection therewith, Mr. Johnsen was granted options to purchase 2,000,000 shares of Parago common stock at $0.025 per share and options to purchase 1,800,000 shares at $0.25 per share.

During fiscal years ended February 29, 2000 and February 28, 1999, the Company and Parago incurred legal fees in the amount of approximately $86,000 and $140,000, respectively to Wood, Exall & Bonnet, L.L.P. David Wood, a partner of such firm, is a relative of Mr. Solomon. Subsequent to February 28, 1999, Mr. Wood joined Parago as its General Counsel.

In August 1998, the Company granted stock options to a stockholder and reduced the exercise price of certain other stock options in consideration for the stockholder's assumption of indebtedness of the Company in the principal amount of $500,000. The transactions resulted in no gain or loss. At February 28, 1999, the Company had a $125,000 receivable from the stockholder. This outstanding balance was repaid in full during fiscal 2000.

Richard L. Travis, Jr., the Company's former Chief Operating Officer and Chief Financial Officer, resigned from the Company and his employment agreement was terminated effective as of January 14, 2000. In connection with his resignation from the Company and the termination of his employment agreement, Mr. Travis and the Company entered into a Settlement and Release Agreement which provides, among other things, for the payment of an aggregate of $50,001 to Mr. Travis in three equal monthly installments of $16,667 commencing on the last day of each of the first three months following Mr. Travis' resignation from the Company. The Settlement and Release Agreement also provides for Mr. Travis to perform certain financial consulting services for the Company (as an independent contractor) until April 14, 2000. Also, in connection with the Settlement and Release

                                CT HOLDINGS, INC.

Agreement, the Company agreed to forgive an aggregate of $295,000, plus accrued interest, of indebtedness owed by Mr. Travis to the Company. In addition, Parago accelerated certain of the Parago options granted to Mr. Travis, which resulted in compensation expense of $285,000 to the Company.

On January 7, 1999, the Company acquired 20,000,000 shares of Parago common stock in an organizational subscription for an aggregate purchase price of $50,000 and sharing of the Company's resources, including personnel, administrative and financial resources. The Company continued to provide these resources to Parago through June 30, 1999. In consideration for these resources, the Company allocated a portion of its overhead costs related to these services to Parago. These allocated expenses, totaling approximately $141,000, were recognized by Parago as a contribution to equity, as the services were provided in connection with the Company's initial equity investment.

During the fiscal year ended February 29, 2000, the Company borrowed cash from Parago to cover short-term cash requirements. As a result, Parago issued promissory notes to the Company for approximately $571,299 for its initial investment of $50,000 in Parago and sharing of other cash disbursements made to assist the Company in meeting short-term cash requirements. The promissory notes are secured by 300,000 shares of Parago common stock, are due on demand, and bear interest at five percent. In December 1999, the Company paid $500,000 of its outstanding note balance.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under noncancellable operating lease agreements expiring at various dates through 2003. Future minimum lease payments under these leases at February 29, 2000, were as follows:



          Year ending
          February 29,
          ------------
              2001                            $   170,085
              2002                                170,085
              2003                                 22,715
                                              -----------

              Total                           $   362,885
                                              ===========

Rental expense totaled approximately $228,000 and $316,000 for the years ended February 29, 2000 and February 28, 1999, respectively.

On January 7, 1998, the Company's former Houston landlord filed a lawsuit against the Company alleging that the Company breached a certain lease covering the Company's former Houston office space. The suit seeks damages to date of approximately $486,000, plus attorney's fees, pre and post judgment interest and court costs. In July 1999, the parties reached an agreement in principle to settle the suit for $325,000 to be paid over nine months ending in April 2000.

The Company and one of its officers were involved in an arbitration proceeding with Vestcom Ltd., which claimed compensation and a finder's fee for introducing the Company to a third party. Vestcom sought damages of the value of 100,000 shares of Company common stock (alleged to be valued at $1,900,000), plus 50% of additional compensation paid by the Company to the third party. The Company filed a declaratory judgment action against Vestcom to determine that the alleged contract was not valid based on its defenses. The case was styled Citadel Computer Systems, Inc. and Steven B. Solomon v. Vestcom, Ltd., in the 193rd Judicial District Court in Dallas County, Texas. In October 1998, the Texas court entered a judgment and preliminary injunction in favor of the Company and its officer that the purported agreement was a forgery. As a result, the arbitration proceeding was

                                CT HOLDINGS, INC.

NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

dismissed by the American Arbitration Association. The defendant appealed the decision of the Texas court. In November 1998, Vestcom filed a lawsuit against the Company in Texas state court styled Vestcom v. Citadel in the 68th Judicial Court, Dallas County, Texas, reasserting the same basic claims as in the arbitration proceeding. In January 2000 the parties reached an agreement to settle the suit for the original amount of the warrants claimed (100,000 shares with an exercise price of $1.375 per share). This action was dismissed for want of prosecution on the announcement of settlement by the parties. Assuming Vestcom received actual or constructive notice of that dismissal near the time of its entry, the Company believes that the time to seek reinstatement of the case, a new trial, or review before the Court of Appeals has expired. However, as of the date of issuance of these financial statements, no binding agreement has been signed by both parties.

In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against us. The suit alleges that we breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Citadel Computer Systems Incorporated, which merged with a subsidiary of the Company in February 1996. As its damages, JMA claims that it is entitled to, among other things, the cash value of 1.8 million $0.89 warrants valued during May 1996. According to JMA's valuation of those warrants, potential damages are alleged to exceed $25 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The Company has retained a valuation expert to address JMA's valuation claims. The lawsuit, styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., was filed in the Supreme Court of the State of New York, County of New York. We removed the case to federal court in the Southern District of New York. Subsequent to November 30, 1999, Janssen-Meyers filed a motion for partial summary judgment and we filed a motion for summary judgment in the matter. On March 30, 2000, the court heard the motions for summary judgment and denied the motions filed by the Company and JMA. The case is scheduled for mediation on June 27, 2000, and is set for trial on August 14, 2000. In addition to vigorously defending the claims asserted by JMA, the Company will be filing a separate lawsuit to recover some potential overpayments to JMA.

At this time, the Company is unable to predict the ultimate outcome of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any.

The Company is also involved in other litigation. Such litigation is not material to the Company's consolidated financial condition or results of operations.

At February 29, 2000, the Company had an employment agreement with one of its officers. The agreement expires in 2002. Parago has an employment agreement with its chief executive officer, who is also the Company's chief executive officer, that expires in 2004. Parago has been paying the chief executive officer's salary since July 1999.

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION


                                                             Years ended
                                                     ---------------------------
                                                     February 29,   February 28,
                                                         2000           1999
                                                     ------------   ------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest            $         --   $         --
   Non-cash investing and financing transactions:
      Notes payable converted to preferred stock               --        253,600
      Payment of dividends in common stock                     --             --
      Conversions to common stock
          Debt                                            197,000        844,083
          Preferred stock and equity notes                437,931      1,956,956
      Common stock and stock options
         issued in satisfaction of debt                        --        849,600
      Common stock sold for notes or subscriptions             --      8,245,265



NOTE K - EXTRAORDINARY ITEM

The extraordinary item in fiscal 1999 results from gains on debt forgiveness, which consists principally of a $428,316 reduction in the note payable to Xerox Corporation (Note D).

                                CT HOLDINGS, INC.

NOTE L - MAJOR CUSTOMERS

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all trade accounts receivable. To date, the losses incurred by the Company have not exceeded management's expectations.

Major customer information is presented based on the aggregate amount of sales net of any returns. In fiscal year 2000, four customers accounted for approximately 29% of our net sales, while in fiscal year 1999, four customers accounted for approximately 54% of net sales.

NOTE M - SUBSEQUENT EVENTS

On May 5, 2000 the Company completed a previously announced transaction whereby it acquired a significant minority interest in River Logic, Inc., a Delaware corporation formerly known as iNetze.com, Inc. The Company acquired an aggregate of approximately 5.9% of the outstanding shares of common stock of River Logic, Inc. ("River Logic") from Robert C. Whitehair, Tim Collins, and F. Shanahan McAdoo in exchange for 333,333 shares of the Company's common stock. The Company also acquired shares of Series A Convertible Preferred Stock from River Logic in exchange for the contribution by a wholly-owned subsidiary of the Company of certain assets (the "ESRN Network"), as described below. The acquired preferred stock, upon conversion, would represent approximately 13.1% of the outstanding shares of common stock of River Logic as of May 5, 2000. In connection with the transaction, the Company, River Logic and certain of River Logic's stockholders entered into a Stockholders Agreement providing for, among other things, restrictions on the transferability of River Logic securities, rights of first refusal and co-sale with respect to River Logic securities, and registration rights with respect to River Logic securities. The Stockholders Agreement also provides the Company with the right to appoint one member of River Logic's Board of Directors so long as the Company continues to own at least 10% of River Logic's capital stock on a fully diluted basis.

In connection with the transaction, the Company also made two $300,000 bridge loans to River Logic, convertible into 800,000 shares, in the aggregate, of common stock that would represent approximately 3.8% of the outstanding common stock of River Logic as of May 5, 2000. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and (iv) is prepayable by River Logic commencing on its third anniversary date. As a result of the transaction, the Company possesses approximately 19% (22.2% in the event the bridge loans and other securities are converted in full) of the voting power with respect to River Logic.

The ESRN Assets consist of the EBSCO School Resource Network (ESRN Network), an educational network catering to kindergarten through 12th grade (K-12). The ESRN Network is designed to support school administrators, teachers, students and parents by providing them with a comprehensive set of tools and resources targeting their specific needs. The ESRN Network is comprised of learning applications that integrate EBSCO Industries' database of content relating to K-12. The ESRN Network was acquired by a wholly-owned subsidiary of the Company from EBSCO Industries in connection with this transaction in exchange for 666,667 shares of the Company's common stock.

We intend to file a resale registration statement relating to the shares of our common stock issued in connection with this transaction within 90 days of the closing.

River Logic, headquartered in Beverly, Massachusetts, creates and operates integrated decision support networks for industries such as K-12 Education. In addition to K-12 education, River Logic has several other industry-specific networks in development.

The Company has valued its investment in River Logic at $2,380,000 based on the fair value of the 1,000,000 shares of common stock issued and will account for its investment using the cost method.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
2.1      Second Amended and Restated Plan of Merger, dated February 29, 1996, by and between LoneStar Hospitality Corporation, LSHC Acquisition, Inc.
         and Citadel Computer Systems Incorporated (without exhibits)
         (incorporated by reference to Exhibit 2.1 of the Company's Current
         Report on Form 8-K dated February 29, 1996).

2.2      Purchase and Sale Agreement, dated March 1, 1996, by and between the
         LoneStar Hospitality Corporation, LS Holding Corp. and Miami Subs USA,
         Inc. (without exhibits) (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.3      Technology Transfer Agreement, by and between LoneStar Hospitality
         Corporation and Circuit Masters Software, Inc., dated February 29, 1996
         (without exhibits) (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.4      Technology Transfer Agreement, by and between the Company and Bill
         Mulvany, dated February 29, 1996 (without exhibits) (incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.5      Technology Transfer Agreement, by and between the Company and Kim Marie
         Newman, dated February 29, 1996 (without exhibits) (incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K dated February 29, 1996).

2.6      Agreement, by and between the Company, Circuit Masters Software, Inc.,
         Patrick William Mulvany and Kim Marie Newman, dated May 16, 1996, effective as of February 29, 1996 (incorporated by reference to Exhibit
         2.6 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 10, 1996).

3.1 Certificate of Incorporation (incorporated by reference to the registration statement on Form S-1, File No. 33-25462, for Apollo
         Resources, Inc., on November 10, 1988, and declared effective January
         4, 1989).

3.3 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on June 4, 1990 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996).

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

3.8 Certificate of Designations of Series A Preferred Stock. (incorporated by reference to Exhibit 4 of the Company's Quarterly Report on Form
         10-QSB for the fiscal quarter ended May 31, 1996).

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

*3.14    Certificate for Renewal and Revival of Charter filed with the Delaware
         Secretary of State on October 29, 1999.

10.1 Employment Agreement dated July 15, 1997, by and between the Company and Steven Solomon (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         February 28, 1998).

10.2     Stock Purchase Agreement, dated August 16, 1996, among the Company,
         Kent-Marsh Ltd., Inc., Bob Wesolek and Vance Nesbitt. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed September 3, 1996).

10.3     Stock Purchase Agreement, dated August 16, 1996, among the Company,
         Astonishing Developments, Inc., Bob Wesolek and Vance Nesbitt
         (incorporated by reference to Exhibit 2.2 of the Company's Current
         Report on Form 8-K filed September 3, 1996).

10.4     Agreement, dated April 11, 1997, among the Company, George Sharp and
         Gil Gertner (incorporated by reference to Exhibit 99.1 of the Company's
         Current Report on Form 8-K filed April 11, 1997).

10.5     Form of Offshore Securities Subscription Agreement, Convertible Notes,
         Warrants and Registration Rights Agreement between the Company and
         First Bermuda Securities Limited (incorporated by reference to Exhibits
         99.1 through 99.4 of the Company's Current Report on Form 8-K filed
         March 26, 1997).

10.6     Form of Offshore Securities Subscription Agreement, Convertible Notes,
         Warrants and Registration Rights Agreement between the Company and
         Willora Company Ltd. (incorporated by reference to Exhibits 99.1 through 99.4 of the Company's Current Report on Form 8-K filed April
         28, 1997).

10.7     Form of Offshore Securities Subscription Agreement, Convertible Notes,
         Warrants and Registration Rights Agreement between the Company and
         Silenus Ltd. (incorporated by reference to Exhibits 99.1 through 99.4 of the Company's Current Report on Form 8-K filed June 24, 1997).

10.8     Purchase Agreement between the Company and CORESTAFF, Inc., dated
         October 6, 1997 (incorporated by reference to Exhibit 10.10 to the
         Company's Annual Report on Form 10-KSB for the fiscal year ended
         February 28, 1997).

10.9     Warrant to Purchase Common Stock of the Company issued to Worldwide
         PetroMoly Inc. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         February 28, 1997).

10.10    Series D Preferred Stock Purchase Agreement between the Company and
         METAMOR WORLDWIDE, Inc., dated May 15, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.11    Stock Purchase Agreement between the Company and Precision Capital
         Limited Partnership I, dated April 30, 1998 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998).

10.12    Stock Purchase Agreement between the Company and Icarus Investments I,
         Ltd., dated May 27, 1998 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         February 28, 1998).

10.13    Stock Purchase Agreement, dated March 11, 1999, among inLighten.com,
         Inc., 2-Lane Media, Inc., and the shareholders of 2-Lane Media,
         Inc.(incorporated by reference to Exhibit 10.15 to the Company's Annual
         Report on Form 10-KSB for the fiscal year ended February 28, 1999).

10.14    Stock Purchase Agreement, dated May 20, 1999, among inLighten.com,
         Inc., Forward Communications, Inc., FCI Services Inc., and the shareholders of Forward Communications, Inc. and FCI Services Inc.
         (incorporated by reference to Exhibit 2.1 to the Company's Current
         Report on Form 8-K filed June 3, 1999).

10.15 Agreement and Plan of Reorganization, dated May 20, 1999, among inLighten.com, Inc., Forward Freight, Inc., and the shareholders of Forward Freight Inc. (incorporated by reference to Exhibit 2.1 to the
         Company's Current Report on Form 8-K filed June 3, 1999).

10.16    Settlement and Release Agreement dated January 14, 2000 by and among
         Richard L. Travis, How2.com, Inc. and the Company (incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 1 to the
         Company's Registration Statement on Form SB-2 filed March 23, 2000).

10.17    Settlement and Release Agreement dated March 1, 2000 by and among
         Bennett Klein and the Company (incorporated by reference to Exhibit
         10.19 to Post-Effective Amendment No. 1 to the Company's Registration
         Statement on Form SB-2 filed March 23, 2000).

*10.18   Standard Office Lease, dated August 2, 1999, between Arden Realty
         Limited Partnership and How2HQ.com, Inc. (Santa Monica, California).

*10.19   Guaranty of Lease, dated August 2, 1999, by the Company to Arden Realty
         Limited Partnership, with respect to certain obligations of How2HQ.com, Inc. under Standard Office Lease.

*10.20   Promissory Note dated September 30, 1999 payable to How2HQ.com, Inc.

10.21    Asset Purchase Agreement dated as of May 5, 2000 by and between EBSCO
         CASIAS, Inc., iNetze.com, Inc., ESRN Acquisition, LLC and the Company
         (incorporated by reference to Exhibit 2.1 to the Company's Current
         Report on Form 8-K filed June 12, 2000).

10.22 Asset Contribution Agreement dated as of May 5, 2000 by and between iNetze.com, Inc., ESRN Acquisition, LLC, the Company and the stockholders set forth on the signature pages attached hereto
         (incorporated by reference to Exhibit 2.2 to the Company's Current
         Report on Form 8-K filed June 12, 2000).

10.23 Stock Purchase Agreement dated as of May 5, 2000 by and between the Company, Tim Collins, F. Shanahan McAdoo and Robert C. Whitehair
         (incorporated by reference to Exhibit 2.3 to the Company's Current
         Report on Form 8-K filed June 12, 2000).

*21      Subsidiaries of the Company.

*23.1    Consent of Ernst & Young LLP.

*23.2    Consent of Grant Thornton LLP.

*27      Financial Data Schedule.