Form 10KSB/A
period 2000-02-29
CT HOLDINGS INC
filed 2000-06-28
CIK 752789

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

                                   (MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-08718

                               CT HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               75-2432011
     (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

     3811 TURTLE CREEK BLVD., SUITE 770
              DALLAS, TEXAS                                   75219
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (214) 520-9292
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [x]

The aggregate market value of all classes of the registrant's voting stock held by non-affiliates as of June 26, 2000 was approximately $50,318,235.

On June 26, 2000, there were 48,749,718 shares of the registrant's Common Stock outstanding.

                       CT HOLDINGS, INC. AND SUBSIDIARIES
                                 ANNUAL REPORT
                                ON FORM 10-KSB/A

                               TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ........................................3

Item 10. Executive Compensation....................................................................6

Item 11. Security Ownership of Certain Beneficial Owners and Management ...........................9

Item 12. Certain Relationships and Related Transactions ..........................................11

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names of our directors, their principal occupations and the year in which each current Director of the Company initially joined the Board of Directors are set forth below.


NAME                 AGE       POSITION WITH THE COMPANY         DIRECTOR SINCE
-----                ---       --------------------------        --------------

Steven B. Solomon     35       President, Chief Executive
                               Officer, and Secretary                   1992


Victor K. Kiam, II    72       Director                                 1996

Lawrence Lacerte      47       Director                                 1999

Chris A. Economou     45       Director                                 1993

Mark Rogers           40       Director                                 1996

Dr. Axel Sawallich    55       Director                                 1993

STEVEN B. SOLOMON has served as the President and Chief Executive Officer of the Company since May 1997 and as a director of the Company since February 1996. Mr. Solomon has also served as Chairman of the Board of Directors and Chief Executive Officer of Parago, Inc., a subsidiary of the Company that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of the Company. He was the President and a director of LoneStar Hospitality Corp., a predecessor of the Company that owned and operated a chain of franchised restaurants, from its inception in February 1992 until its merger with the Company in February 1996 and was Chairman of the Board of Directors of LoneStar from December 1994 until February 1996. During his tenure at LoneStar, Mr. Solomon also served as developer and executive producer of SportsWaves!, a division of LoneStar that produced syndicated television programs covering the National Football League and other professional and collegiate sports. Since May 5, 2000, Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of the Company that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage.

VICTOR K. KIAM, II has served as a director of the Company since July 1996 and has served as Chairman of the Company since January 1998. Mr. Kiam is Chairman of Remington Products, L.L.C., a manufacturer, distributor and marketer of electrical shavers and other consumer products, and has served in various managerial capacities at Remington since 1979. From 1988 to 1992, Mr. Kiam was Chairman of the New England Patriots Football Team. Mr. Kiam also serves on the boards of directors of several other consumer product companies (including Ronson, plc, a marketer of lighters and consumer products). Mr. Kiam also serves on the Board of Directors of Parago.

LAWRENCE LACERTE has served as a director of the Company since January 1999. Mr. Lacerte has served as President of Lacerte Technologies, Inc., a Dallas based investment firm, since July 1998. From 1978 until July 1998, Mr. Lacerte served as Chairman and Chief Executive Officer of Lacerte Software Corporation, a tax and accounting software company. In June 1998, Lacerte Software was acquired by Intuit Corporation. Mr. Lacerte also serves on the Boards of Directors of Universal Display Corporation, a publicly traded company engaged in the research and development of flat panel displays, and Teraglobal Communications Corp., a publicly traded communications technology company that designs and markets microprocessor and software-based products and services for real-time communications. Mr. Lacerte also serves as Vice Chairman of the Board of Directors of Parago.

CHRIS A. ECONOMOU has served as a director of the Company since February 1996, and was a director of LoneStar from June 1993 until its merger with the Company. Mr. Economou has been engaged in the private practice of law in Fort Lauderdale, Florida, primarily in the transactional and corporate areas since 1988. He served as Executive Vice President, Secretary and General Counsel of Miami Subs Corporation from August 1992 until June 1994 and as a director from 1989 to 1994.

MARK ROGERS has served as a director of the Company since July 1996. Since 1989, Mr. Rogers has served as a partner and Chief Operating Officer of NFT Ventures, a venture capital fund established by Ray Noorda, the founder of Novell, Inc. In connection with his position at NFT Ventures, Mr. Rogers advises several computer software companies in Texas, Utah and Silicon Valley, with respect to various strategic and developmental matters. Mr. Rogers also serves on the boards of directors of CollegeLink.com Incorporated, an online college application assistance company, and several other high-tech companies.

DR. AXEL SAWALLICH has served as a director of the Company since February 1996 and was a director of LoneStar from March 1993 until its merger with the Company. Since January 1997, Dr. Sawallich has been chief investment consultant for Lifeplan Investments, Vienna, Austria. Since 1993, he has been the managing partner of Global Invest, an investment firm located in Vienna. From 1991 until 1994, he also was a consultant for Serco Investment Counseling Corporation. From 1989 to 1990, Dr. Sawallich was the general manager and director of the Vienna regional branch of Allgemeine Sparkasse Bank AG. From 1985 to 1989, Dr. Sawallich was with Bank fur Arbeit und Wirtschaft AG, Vienna, serving as the deputy head of the credit department until 1986 and as the Executive Vice President of the Bank's Bureau for Commercial Customers thereafter. Dr. Sawallich has also been acting as an independent, publicly certified, investment advisor since 1993.

         There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates.

         Section 16(a) of the Exchange Act, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of the Company's Common Stock with the SEC. These insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of the Section 16(a) forms furnished to the Company during fiscal 2000, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company's officers, Directors and beneficial owners of more than 10% of the outstanding shares of Common Stock were filed on a timely basis.

The executive officers of the Company as of June 26, 2000 are as follows:


NAME                   AGE      POSITION WITH THE COMPANY
----                   ---      -------------------------

Steven B. Solomon      35       President, Chief Executive Officer,
                                Secretary and Director

Carl E. Banzhof        33       Chief Technology Officer

Lester Sideropoulos    44       Vice President of Sales

         Information concerning the business experience of Mr. Solomon is provided under the caption "Election of Directors" above. Set forth below is information concerning the business experience of the other executive officers of the Company.

CARL E. BANZHOF has served as Chief Technology Officer since July 1997, prior to which he served as Vice President - Development of Network Products since joining the Company in February 1996. Mr. Banzhof has more than 15 years of experience in the software industry, including designing, developing and marketing software products, building software development teams and organizations and managing products in network management and PC desktop markets. He was the founding partner and Vice President of Software Engineering from 1992 to 1995 of Circuit Masters Software, Inc., a software company which developed and marketed network management utilities for Novell NetWare environments, and was acquired by the Company in February 1996. Prior to joining Circuit Masters, Mr. Banzhof was lead software developer from 1988 to 1992 at Fluor Daniel Engineering, a software development and worldwide engineering company.

LESTER SIDEROPOULOS has served as Vice President of Sales since joining the Company in January 1999. Mr. Sideropoulos has over 20 years experience in sales. Prior to joining the Company, Mr. Sideropoulos was Director of Business Technology at Constellation Technology, a developer of data acquisition systems from January 1998 to January 1999, Director of Sales for Oxford Instruments, a developer of nuclear detection systems from May 1993 to January 1998, and has held various other product management and direct sales positions during his 20 year career.

The Company's former Chief Operating Officer and Chief Financial Officer, Richard L. Travis, Jr., resigned from the Company effective as of January 14, 2000, and the Company's former Vice President of Business Development, Bennett Klein, resigned from the Company effective as of March 1, 2000. In connection with the resignations of Mr. Travis and Mr. Klein, the Company entered into Settlement and Release Agreements with each of Mr. Travis and Mr. Klein. See "Employment Agreements" and "Certain Relationships and Related Transactions."

ITEM 10. EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

         The total compensation for the three fiscal years ended February 29, 2000 of Steven B. Solomon, the Company's Chief Executive Officer, Richard L. Travis, Jr., the Company's former Chief Operating and Financial Officer; Carl E. Banzhof, the Company's Chief Technology Officer; and Bennett Klein, the Company's former Vice President of Business Development (the "Named Executive Officers"), is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended February 29, 2000.

                           SUMMARY COMPENSATION TABLE


                                                       ANNUAL COMPENSATION                    LONG-TERM
                                                       -------------------                   COMPENSATION
                                                                                                AWARDS
                                                                                             ------------
                                                                               OTHER
                                                                               ANNUAL           SHARES
                            FISCAL                                          COMPENSATION      UNDERLYING            ALL OTHER
   NAME AND POSITION         YEAR        SALARY($)         BONUS($)              ($)           OPTIONS            COMPENSATION
   -----------------        ------       ---------         --------         ------------      ----------          ------------


Steven B. Solomon             2000         62,000(1)             0             4,750(2)                0              3,119(2)
 President,                   1999        150,538          120,500            11,400(2)                0(3)           9,975(2)
 CEO and Secretary ....       1998        135,000          104,000(1)         11,400(2)        2,000,000              8,342(2)

Richard L. Travis, Jr.        2000        122,084           50,000             9,500(4)                0            627,833(4)
 Former COO/CFO .......       1999        136,667           25,000            11,400(4)                0(3)           5,400
                              1998        130,000           10,000            11,400(4)        1,150,000             23,552(4)

Carl E. Banzhof               2000        115,000           10,000                 0                   0                  0
 Chief Technology             1999        115,000                0                 0                   0              4,093
 Officer...............       1998        100,625              500                 0             100,000              3,552

Bennett Klein                 2000        135,000                0                 0                   0             10,933(5)
 Former V.P. - Business       1999        135,000           37,000(5)              0                   0             61,467(5)
 Development...........       1998         21,548(5)             0                 0             300,000                  0


(1) Mr. Solomon has entered into an employment agreement with Parago, pursuant to which Parago now pays Mr. Solomon's salary. During fiscal 1998, in connection with the discharge of a debt owed to the Company, Mr. Solomon forgave $79,000 in accrued compensation due him.

(2) Mr. Solomon received a car allowance of $950 per month and health, life and disability insurance during each fiscal year.

(3) Excludes 6,600,000 and 60,000 shares underlying options granted during the year by Parago to Messrs. Solomon and Travis, respectively. Mr. Travis was originally granted 120,000 shares underlying options that vested over a three year period but pursuant to the terms of his Settlement and Release Agreement with the Company, 60,000 of such shares underlying options were forfeited. See "Employment Agreements" and "Certain Relationships and Related Transactions."

(4) Mr. Travis received a car allowance of $950 per month for fiscal years 1998, 1999 and 2000 and health, life and disability insurance during each fiscal year. Pursuant to Mr. Travis' employment agreement, Mr. Travis could elect to receive Company Common Stock in lieu of certain raises in salary. Mr. Travis exercised this option during fiscal year 1998, and in connection therewith, received 70,000 shares of the Company's common stock (valued at $20,000). Mr. Travis commenced working for the Company in December 1996, and Mr. Travis and the Company agreed to terminate his employment with the Company effective January 14, 2000. As a result of the termination of Mr. Travis' employment agreement and the severance provisions therein, "All Other Compensation" for 2000 includes $295,000 relating to the forgiveness of indebtedness owed to the Company by Mr. Travis and $285,000 in compensation expense recognized by the Company in connection with the acceleration of certain Parago options granted to Mr. Travis, which forgiveness of indebtedness and acceleration of options were negotiated in connection with Mr. Travis' termination and the cancelation of Mr. Travis' remaining options to purchase 60,000 Parago shares.

(5) Mr. Klein commenced working for the Company in January 1998. In connection with his employment agreement, Mr. Klein received a relocation package of $56,542 and 100,000 shares of the Company's Common Stock as a sign-on bonus, valued at $37,000 as of the date of grant. Mr. Klein also received, as part of his employment agreement, health, life and disability insurance. Mr. Klein commenced working for the Company in January 1998 and resigned from the Company effective March 1, 2000.

                     OPTION GRANTS DURING FISCAL YEAR 2000

         The Company did not grant any stock options or stock appreciation rights to the Named Executive Officers during the fiscal year ended February 29, 2000. Parago granted stock options to certain of the Named Executive Officers during the 2000 fiscal year, as described in "Certain Relationships and Related Transactions."


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

         The following table describes, for each of the Named Executive Officers, options exercised and the potential values for their unexercised in-the-money options at February 29, 2000 (the Company issued no SARs during the 2000 fiscal year):


                                                                                                          VALUE OF
                                                                      NUMBER OF SECURITIES               UNEXERCISED
                                                                     UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                        OPTIONS/SARS AT                OPTIONS/SARS AT
                                                                       FISCAL YEAR END($)              FISCAL YEAR END
                                                                     ----------------------                ($) (2)
                                 SHARES             VALUE                                              ---------------
                               ACQUIRED ON         REALIZED              EXERCISABLE/                   EXERCISABLE/
          NAME                 EXERCISE(#)         ($) (1)              UNEXERCISABLE                  UNEXERCISABLE
          ----                 -----------         --------             -------------                  ---------------

Steven B. Solomon.......              0                  0                     0/0(4)                         0/0(4)

Richard L. Travis, Jr. .              0                  0                     0/0(4)                         0/0(4)

Carl E. Banzhof.........              0                  0               100,000/0                      618,750/0(4)

Bennett Klein...........        208,337          1,194,270                0/91,667                      0/560,773(4)

(1) Based on the market price on the date exercised less the exercise price payable for each share.

(2) Based on the fair market value of the Company's Common Stock (at February 29, 2000) per share less the exercise price payable for each share.

(3) Excludes options to purchase 4,000,000 shares of Parago exercised by Mr. Solomon during the 1999 fiscal year and options to purchase 1,000,000 shares of Parago granted to and exercised by Mr. Solomon during the 2000 fiscal year (after giving effect to the four-for-one stock split of Parago's common stock effective in July 1999).

(4) Excludes Parago options to purchase 1,600,000 shares (400,000 of which are currently exercisable), 60,000 shares (all of which are currently exercisable), 100,000 shares (all of which are unexcercisable), and 60,000 shares (of which all were canceled subsequent to fiscal year
         2000) for Messrs. Solomon, Travis, Banzhof and Klein respectively (after giving effect to the four-for-one stock split of Parago's common stock effective in July 1999).

         EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Mr. Solomon. The annual base salary payable to Mr. Solomon was $168,000 as of February 29, 2000, and the employment agreement provides for periodic salary increases and bonuses. The employment agreement continues until February 2002 and annually thereafter until terminated by either party. In addition, the employment agreement provides for a severance benefit of the greater of (i) the remaining term of the contract, discounted at a rate of six percent, or (ii) 24 months of base salary, in the event of termination without cause or constructive termination. Mr. Solomon has entered into an Employment Agreement with Parago effective as of January 1, 1999, and the Company ceased paying Mr. Solomon's salary effective as of July 1, 1999.

         Richard L. Travis, Jr., the Company's former Chief Operating Officer and Chief Financial Officer, and the Company agreed to terminate his employment with the Company and his employment agreement was terminated effective as of January 14, 2000. In connection with his resignation from the Company and the termination of his employment agreement, Mr. Travis and the Company entered into a Settlement and Release Agreement which provided, among other things, for the payment of an aggregate of $50,001 to Mr. Travis in three equal monthly installments of $16,667 commencing on the last day of each of the first three months following Mr. Travis' resignation from the Company, forgiveness of endebtedness of $295,000, acceleration of options to purchase 60,000 Parago shares, and termination of Mr. Travis' remaining 60,000 options to purchase Parago shares. The Settlement and Release Agreement also provided for Mr. Travis to perform certain financial consulting services for the Company (as an independent contractor) until April 14, 2000. See "Certain Relationships and Related Transactions."

         Bennett Klein, CT Holdings' former Vice President of Business Development, resigned from CT Holdings and his employment agreement was terminated effective March 1, 2000. In connection with his resignation from CT Holdings and the termination of his employment agreement, Mr. Klein and CT Holdings entered into a Settlement and Release Agreement which provides, among other things, for the accelerated vesting of his 83,342 remaining options, the waiver of payment of the exercise price of those options, and Mr. Klein's forfeiture of any right to severance payments. The Settlement and Release Agreement also provides for Mr. Klein to perform certain financial consulting services for the Company (as an independent contractor). See "Certain Relationships and Related Transactions."

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Solomon is the Chief Executive Officer and President and a director of the Company and serves as the Chief Executive Officer and Chairman of the Board of Directors of Parago. Other than Mr. Solomon, none of the Company's executive officers serve as members of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board or compensation committee. See "Certain Relationships and Related Transactions" for information regarding transactions with members of the compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of June 26, 2000, there were issued and outstanding 48,749,718 shares of Common Stock. There is no other class of voting security of the Company issued or outstanding. The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of June 26, 2000 by
(i) each person known to the Company to own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors, named executive officers and other executive officers as a group. Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the stockholders set forth below assumes that shares of Common Stock that the stockholder may acquire within sixty days of June 26, 2000 are outstanding. Except as otherwise indicated, all shares are owned directly and the owner has the sole voting and investment power with respect thereto.


                                                             NUMBER OF       APPROXIMATE PERCENT OF
                        NAME AND ADDRESS                    SHARES OWNED              CLASS
                        ----------------                    ------------     ----------------------

Carl E. Banzhof(1)
 3811 Turtle Creek Blvd., Suite 770
 Dallas, Texas 75219 .............................             159,401                   *

Chris A. Economou
 150 North Federal Highway, Suite 210
 Fort Lauderdale, Florida 33301 ..................             474,400                   *

Icarus Investments I, Ltd.(2)
 200 Crescent Court, Suite 600
 Dallas, Texas 75201 .............................           3,000,000                 6.2%

Victor K. Kiam
 RPI Corporation
 350 Fifth Avenue, Suite 5408
 New York, New York 10018 ........................             744,452                 1.5%

Bennett Klein
 3811 Turtle Creek Blvd., Suite 770
 Dallas, Texas 75219 .............................             300,000                   *

Lawrence Lacerte(4)
 5950 Sherry Lane #900
 Dallas, Texas 75225 .............................           1,200,000                 2.5%

PSINet Consulting Solutions, Inc.(5)
 4400 Post Oak Parkway, Suite 1100
 Houston, Texas 77027 ............................           5,031,937                 9.9%

Mark Rogers
 NFT Ventures, Inc. ..............................
 751 Laurel Street, No.19
 San Carlos, California 94070 ....................             401,500                   *

Dr. Axel Sawallich(6)
 Beatrixgasse 3
 A-1030 Vienna, Austria ..........................             137,144                   *

Steven B. Solomon
 3811 Turtle Creek Blvd., Suite 600
 Dallas, Texas 75219 .............................           5,485,993                11.3%

Lester Sideropoulos(7)
 3811 Turtle Creek Blvd., Suite 770
 Dallas, Texas 75219 .............................             100,000                   *

Richard L. Travis, Jr
 7067 Inwood Lane
 Dallas, Texas 75209 .............................             933,000                 1.9%

All officers and directors
 As a group (10 persons)(8) ......................          13,085,483                26.6%

----------

*Less than 1%.

(1) Includes 100,000 shares presently issuable pursuant to options to purchase Common Stock and 2,000 shares owned by his spouse.

(2) Based solely on the 13G/A (Amendment No. 1) filed with the Securities and Exchange Commission ("SEC") on July 15, 1998 with respect to the Company's Common Stock owned by Icarus. According to the 13G/A (Amendment No. 1), Icarus may be deemed to own beneficially 3,000,000 shares of Common Stock, acquired for investment purposes.

(3) Includes 250,000 shares held by RPI, Inc., a company owned and controlled by Mr. Kiam.

(4) Includes 200,000 shares of Common Stock subject to options vesting within 60 days of June 26, 2000.

(5) Includes 2,000,000 shares presently issuable pursuant to warrants to purchase Common Stock. Based solely on the 13D/A (Amendment No. 2) filed with the SEC on November 24, 1999 with respect to the Company's Common Stock owned by PSINet.

(6) Includes 12,144 shares held by Dr. Sawallich as trustee, over which he has voting and dispositive power.

(7) Includes 100,000 shares presently issuable or issuable within 60 days of June 26,2000 pursuant to options to purchase Common Stock held by Mr. Sideropoulos.

(8) Includes shares issuable pursuant to presently exercisable options or warrants or options or warrants exercisable within 60 days of June 26, 2000, held by Messrs. Banzhof, Lacerte, Sideropoulos and/or their affiliates.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has contracted with a major shareholder in the Company, PSINet Consulting Solutions, Inc., formerly known as Metamor Software Solutions, a division of Metamor Worldwide, Inc. (PSINet) to provide various development services for the Company. The Company incurred approximately $2,000 and $600,000 in expenses related to these services during fiscal years ended February 29, 2000 and February 28, 1999, respectively. Kenneth R. Johnsen, one of the Company's former directors, was the Executive Vice President of PSINet during this time. In June 1999, Mr. Johnsen joined the Company's subsidiary, Parago, as its President and Chief Operating Officer. In connection therewith, Mr. Johnsen was granted options to purchase 2,000,000 shares of Parago common stock at $0.025 per share and options to purchase 1,800,000 shares at $0.25 per share.

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

     The Company has announced that, subject to compliance with SEC and state regulations and the expiration of a lock-up agreement with Parago's underwriters of its proposed initial public offering, the Company intends to initiate a distribution of fifteen percent of the shares of Parago's common stock that the Company owns. If there are problems associated with compliance with SEC requirements or state law, then the distribution of Parago shares may be delayed or may not occur. There can be no assurance that the Company will complete the distribution on the proposed terms or at all.

     Richard L. Travis, Jr., the Company's former Chief Operating Officer and Chief Financial Officer, and the Company agreed to terminate Mr. Travis' employment with the Company and his employment agreement was terminated effective as of January 14, 2000. In connection with the termination of his employment with the Company and the termination of his employment agreement, Mr. Travis and the Company entered into a Settlement and Release Agreement which provides, among other things, for the payment of an aggregate of $50,001 to Mr. Travis in three equal monthly installments of $16,667 commencing on the last day of each of the first three months following Mr. Travis' termination of employment with the Company. The Settlement and Release Agreement also provides for Mr. Travis to perform certain financial consulting services for the Company (as an independent contractor) until April 14, 2000. Also, in connection with the Settlement and Release Agreement, the Company agreed to forgive an aggregate of $295,000, plus accrued interest, of indebtedness owed by Mr. Travis to the Company. In addition, Parago accelerated certain of the Parago options granted to Mr. Travis, which resulted in compensation expense of $285,000 to the Company and agreed to cancel his remaining options to purchase 60,000 Parago shares.

     Bennett S. Klein, the Company's former Vice President of Business Development, resigned from the Company and his employment agreement was terminated effective as of March 1, 2000. In connection with his resignation from the Company and the termination of his employment agreement, Mr. Klein and the Company entered into a Settlement and Release Agreement which provides, among other things, for Mr. Klein to forgive the remaining amounts due to him from the Company under his Employment Agreement in exchange for the Company's agreement to accelerate the vesting of Mr. Klein's remaining options and to pay the exercise price related to such shares.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CT HOLDINGS, INC.

                            By: /s/ Steven B. Solomon


                                Steven B. Solomon
                                Chief Executive Officer
                                (Principal Executive Officer)

                                Dated: June 28, 2000