Form 10QSB
period 2000-05-31
CT HOLDINGS INC
filed 2000-07-20
CIK 752789

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                Class                               Outstanding at July 7, 2000
--------------------------------------            ------------------------------
Common Stock, Par value $.01 per share                      48,749,718

Transitional Small Business Disclosure Format Yes [ ] No [X]

                                CT HOLDINGS, INC.
                                   FORM 10-QSB
                       QUARTERLY PERIOD ENDED MAY 31, 2000
                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION



                                                                             Page
                                                                             ----
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
           as of May 31, 2000 and February 29, 2000 .......................    3

        Condensed Consolidated Statements of Operations
           for the three months ended May 31, 2000 and 1999 ...............    5

        Condensed Consolidated Statements of Cash Flow
           for the three months ended May 31, 2000 and 1999 ...............    6

        Notes to Condensed Consolidated Financial Statements ..............    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   12



                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings .................................................   34

Item 2. Changes in Securities and Use of Proceeds .........................   35

Item 5. Other Information  ................................................   36

Item 6. Exhibits and Reports on Form 8-K ..................................   36

Signatures ................................................................   37

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                CT HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           MAY 31,        FEBRUARY 29,
                                          ASSETS                            2000              2000
                                                                         -----------      ------------
                                                                         (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                           $   39,533        $  707,412
     Accounts receivable, less allowance for returns and
        doubtful accounts of $1,100,000 and $1,100,000                       64,171            55,241
     Notes receivable from related parties                                  208,934           208,934
     Notes receivable from affiliates                                       600,000                --
     Inventory                                                               78,277            80,617
     Prepaid expenses                                                        40,297            78,535
                                                                         ----------        ----------

     Total current assets                                                 1,031,212         1,130,739

INVESTMENT IN UNCONSOLIDATED AFFILIATES                                   2,486,917           827,350

PROPERTY AND EQUIPMENT, net                                                 170,360           228,102

PURCHASED SOFTWARE, net of accumulated
     amortization of $1,601,584 and $1,505,536                              450,816           546,864

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $922,728 and $785,762               909,969           944,674

OTHER ASSETS                                                                148,221           154,308
                                                                         ----------        ----------

                                                                         $5,197,495        $3,832,037
                                                                         ==========        ==========


        The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED



                                                                                      MAY 31,           FEBRUARY 29,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                          2000                 2000
                                                                                   ------------         ------------
                                                                                    (UNAUDITED)
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                        $    969,865         $  1,030,501
      Accrual for legal settlement                                                    1,912,500                   --
      Payable to affiliate                                                               71,299               71,299
      Current maturities of long-term debt                                              150,000              150,000
      Notes payable                                                                     428,386              111,288
                                                                                   ------------         ------------

      Total current liabilities                                                       3,532,050            1,363,088

      Total liabilities                                                               3,532,050            1,363,088

COMMITMENTS AND CONTINGENCIES                                                                --                   --

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value per share; authorized
        60,000,000 shares; issued, 51,325,325 shares
        at May 31, 2000 and 50,136,400 shares at February 29, 2000                      513,253              501,364
      Preferred stock, $.01 par value per share;
        authorized 1,000,000 shares; issued and outstanding
            Series B convertible, 50 shares (liquidation value $50,000)                       1                    1
      Additional paid-in capital                                                     53,722,197           50,390,070
      Accumulated deficit                                                           (48,734,245)         (44,586,725)
      Notes receivable for exercise of options/warrants                              (1,335,522)          (1,335,522)
      Treasury stock, at cost (4,164,613 shares)                                     (2,500,239)          (2,500,239)
                                                                                   ------------         ------------

      Total stockholders' equity                                                      1,665,445            2,468,949
                                                                                   ------------         ------------

                                                                                   $  5,197,495         $  3,832,037
                                                                                   ============         ============


        The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      THREE MONTHS ENDED
                                                                            MAY 31,
                                                                   2000                 1999
                                                               ------------         ------------
                                                                (UNAUDITED)         (UNAUDITED)
Net sales                                                      $    176,849         $  1,592,485

Cost of sales, excluding depreciation and
         amortization                                                 3,814              937,918
                                                               ------------         ------------
         Gross profit                                               173,035              654,567

Operating expenses
    Selling, general and administrative expense                     936,426            1,989,466
    Research and development expenses                               112,992              303,076
    Nonrecurring litigation settlement charge                     1,912,500                   --
    Depreciation and amortization expense                           296,844              519,703
                                                               ------------         ------------
                                                                  3,258,762            2,812,245
                                                               ------------         ------------
    Operating loss                                               (3,085,727)          (2,157,678)

Other income (expense)
    Interest, net                                                      (909)             (11,478)
    Settlement of lawsuits                                               --              (25,000)
    Other                                                                --               28,276
    Equity in loss of unconsolidated affiliate                   (1,060,884)                  --
                                                               ------------         ------------
                                                                 (1,061,793)              (8,202)
                                                               ------------         ------------

         Loss before minority interest                           (4,147,520)          (2,165,880)

Minority interest in loss of consolidated
         subsidiary                                                      --              283,011
                                                               ------------         ------------
                         Net loss                                (4,147,520)          (1,882,869)

Preferred stock dividend requirement                                     --              (55,452)
                                                               ------------         ------------
Net loss allocable to common stockholders                      $ (4,147,520)        $ (1,938,321)
                                                               ============         ============

Loss per share - basic and diluted

         Net loss per share                                    $      (0.09)        $      (0.05)
                                                               ============         ============

Weighted average shares outstanding                              46,366,436           40,490,633
                                                               ============         ============


        The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                THREE MONTHS ENDED
                                                                                      MAY 31,
                                                                             2000                 1999
                                                                         ------------         ------------
                                                                          (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                  $ (4,147,520)        $ (1,882,869)
      Adjustments to reconcile net loss to net cash
           used by operating activities
                Depreciation and amortization                                 296,844              519,703
                Minority interest in loss of consolidated
                      subsidiary                                                   --             (283,011)
                Equity in loss of unconsolidated affiliate                  1,060,884                   --
                Common stock and options issued as payment
                      of expenses                                              30,439                   --
                Noncash employee severance                                    556,725                   --
      Changes in operating assets and liabilities
           Accounts receivable                                                 (8,930)            (594,197)
           Notes receivable from related parties                                   --              144,460
           Note receivable                                                   (600,000)                  --
           Prepaid expenses                                                    38,238               73,729
           Inventory                                                            2,340                1,722
           Software development costs                                        (102,261)            (129,867)
           Accounts payable and accrued expenses                              (60,636)            (891,258)
           Accrual for legal settlement                                     1,912,500                   --
           Promotional payable                                                     --              254,949
           Other assets                                                            --             (235,622)
                                                                         ------------         ------------
      NET CASH USED BY OPERATING ACTIVITIES                                (1,021,377)          (3,022,261)

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                         --             (151,306)
      Acquisition of companies, net                                                --           (5,057,280)
                                                                         ------------         ------------
      NET CASH USED BY INVESTING ACTIVITIES                                        --           (5,208,586)

CASH FLOW FROM FINANCING ACTIVITIES
      Payments on notes payable                                               (32,902)             (48,149)
      Proceeds from notes payable                                             350,000                   --
      Payments on long-term debt                                                   --              (46,193)
      Proceeds from the sale of subsidiary stock                                   --           11,642,502
      Proceeds from sale of common stock                                       36,400              931,328
                                                                         ------------         ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                               353,498           12,479,488
                                                                         ------------         ------------
      Net increase (decrease) in cash
        and cash equivalents                                                 (667,879)           4,248,641
      Cash and cash equivalents at the beginning
        of the period                                                         707,412            3,386,369
                                                                         ------------         ------------
     Cash and cash equivalents at the end
       of the period                                                     $     39,533         $  7,635,010
                                                                         ============         ============

        The accompanying notes are an integral part of these statements.

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements of CT Holdings, Inc., formerly Citadel Technology, and its majority-owned subsidiaries (collectively, "CT Holdings") as of May 31, 2000 and for the three month period ended May 31, 2000 and May 31, 1999 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations for the interim period. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CT Holdings' Form 10-KSB for the year ended February 29, 2000. The results of operations for the three months ended May 31, 2000 are not necessarily indicative of the results to be expected for the entire year (see "Part II. Item 1. Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Factors"). All significant intercompany accounts and transactions have been eliminated.

Principles  of Accounting for Ownership Interests in Investees

The ownership interests that the Company holds in Parago, Inc. ("Parago"), formerly How2.com, and River Logic, Inc. ("River Logic") as of May 31, 2000 have been accounted for under the equity method for Parago and the cost method for River Logic. The Company records its investments in equity-method and cost-method investees on its consolidated balance sheets as "Investment in Unconsolidated Affiliates" and its share of the equity-method investee's losses in "Equity in Loss of Unconsolidated Affiliate."

For the three months ended May 31, 2000, the Company's investment in Parago is presented under the equity method of accounting, because the Company has the ability to exercise significant influence, but not control, of the investee. Significant influence generally represents an ownership interest of the affiliate's voting stock of between 20% and 50%. Accordingly, under the equity method of accounting, the Company's share of the investee's income or losses is included in the consolidated statements of operations. Under the equity method, when Parago sells its common stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. The Company records a contribution to additional paid in capital representing the difference between the carrying value of the Company's investment and its proportionate share of the underlying net book value of the affiliate after sales of the affiliate's common stock to unrelated parties. If the carrying value of the Company's net investment falls below zero, the Company is required by the guidelines set forth under the equity method of accounting to discontinue applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized during the period the equity method was suspended are recovered by income or an increase in equity. As of May 31, 2000, the Company's share of Parago's net losses during the period the equity method was suspended was approximately $3 million. The Company continues to hold 20,000,000 shares of Parago which represents 45.2% of the outstanding shares of common stock of Parago at May 31, 2000.

At May 31, 1999, the Company had originally accounted for its investment in Parago under the consolidated method of accounting, because the Company held a majority interest in Parago. Under this method, Parago's results of operations were reflected within the Company's consolidated statements of operations. All significant intercompany accounts were eliminated. Participation by other shareholders in the losses of Parago for the three months ended May 31, 1999 is reflected in the caption "Minority interest in loss of consolidated subsidiary" in the Company's consolidated statement of operations for the three months ended May 31, 1999. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the losses recognized by Parago.

Because the Company owned less than 20% of the ownership interest in River Logic at May 31, 2000 the investment has been accounted for under the cost method of accounting. Under this method, the Company's share of the income or losses of River Logic is not included in the Company's consolidated statements of operations. As discussed above, our investment in Parago was reduced to below zero for accounting purposes and, therefore, not recognized on our consolidated balance sheet at May 31, 2000. Accordingly, the investment in affiliate at May 31, 2000 represents our investment in River Logic.

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1. BASIS OF PRESENTATION -- CONTINUED

Reclassifications

Certain amounts for the period ended May 31, 1999 have been reclassified to conform to the presentation for the period ended May 31, 2000.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options. Diluted loss per common share includes the dilutive effect of options and warrants calculated using the treasury stock method, and, includes the effect of convertible preferred stock using the if-converted method. Stock options and warrants to purchase 5,784,105 shares of common stock have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. In addition, approximately 41,000 shares (based on the price per share for the Company's common stock on May 31, 2000), which would be issued upon the conversion of Series B preferred stock, have been excluded from the computation of loss per share.

Cash Flow Requirements

Since inception, we have incurred losses, and at May 31, 2000, we had an accumulated deficit of $48,734,245 and our current liabilities exceeded our current assets by $2,500,898. Our ultimate success in fully implementing our new strategy, continuing our existing business line and meeting our cash flow obligations is dependent on our ability to raise additional capital, as to which there can be no assurances. While the Company currently believes that it has the ability to obtain additional equity or debt financing, we have received a commitment from our President to fund up to $1,500,000 of our expected operating cash flow needs through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due. We have used approximately $400,000 of this commitment through July 17, 2000. We also plan to sell stock in private equity financings during fiscal year 2001 to cover cash flow deficiencies not covered by the commitment by our President and to repay amounts advanced by our President. We expect that our equity investee, Parago, will incur losses in the foreseeable future as it continues to develop and upgrade its technology and infrastructure, develop and expand its product and service offerings, establish and sustain relationships with manufacturers, retailers and service organizations. If Parago does not complete its initial public offering or find an alternative source of funds, its business and results of operations will be seriously harmed.

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

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2. CAPITAL TRANSACTIONS

During the quarter CT Holdings issued 55,583 shares of its common stock in connection with the exercise of certain options and warrants for net proceeds of $36,400. The Company's former Vice President of Business Development resigned from the Company and his employment agreement was terminated effective March 1, 2000. In connection with his resignation and the termination of his employment agreement, the former employee and the Company entered into a Settlement and Release Agreement which provides, among other things, for the accelerated vesting of his 83,342 remaining options, the waiver of payment of the exercise price of those options, and the former employee's forfeiture of any right to severance payments, resulting in a charge of $556,725 for the quarter ended May 31, 2000.

On May 5, 2000, CT Holdings completed a previously announced transaction whereby it acquired a significant minority interest in River Logic, Inc., a Delaware corporation formerly known as iNetze.com, Inc. The Company acquired an aggregate of approximately 5.9% of the outstanding shares of capital stock (as of May 5, 2000) of River Logic, Inc. ("River Logic") from Robert C. Whitehair, Tim Collins, and F. Shanahan McAdoo in exchange for 333,333 shares of the Company's common stock. The Company also acquired shares of Series A Convertible Preferred Stock from River Logic in exchange for the contribution by a wholly-owned subsidiary of the Company of certain assets (the "ESRN Network"), as described below. The acquired shares of Series A Convertible Preferred Stock are convertible into shares of common stock that, upon conversion, would represent approximately 13.1% of the outstanding shares of capital stock of River Logic as of May 5, 2000. In connection with the transaction, the Company, River Logic and certain of River Logic's stockholders entered into a Stockholders Agreement providing for, among other things, restrictions on the transferability of River Logic securities, rights of first refusal and co-sale with respect to River Logic securities, and registration rights with respect to River Logic securities. The Stockholders Agreement also provides the Company with the right to appoint one member of River Logic's Board of Directors so long as the Company continues to own at least 10% of River Logic's capital stock on a fully diluted basis.

In connection with the transaction, the Company also made two $300,000 bridge loans to River Logic that together are convertible into 800,000 shares, in the aggregate, of common stock that, upon conversion, would represent approximately 3.8% of the outstanding capital stock of River Logic as of May 5, 2000. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and (iv) is prepayable by River Logic commencing on its third anniversary date. As a result of the transaction, the Company possesses approximately 19% (22.2% in the event the bridge loans are converted in full) of the voting power with respect to River Logic as of May 5, 2000.

The ESRN Network consists of the EBSCO School Resource Network, an educational network catering to kindergarten through 12th grade ("K-12"). The ESRN Network is designed to support school administrators, teachers, students and parents by providing them with a comprehensive set of tools and resources targeting their specific needs and is comprised of learning applications that integrate EBSCO Industries' database of content relating to K-12. The ESRN Network was acquired by a wholly-owned subsidiary of the Company from EBSCO Industries in connection with the transaction in exchange for 666,667 shares of the Company's common stock.

The consideration paid by the Company in connection with the transaction was determined on the basis of arm's-length negotiations between the parties. In accordance with the terms of the transaction agreements, CT Holdings intends to file a resale registration statement relating to the shares of its common stock issued in connection with the transaction within 90 days of May 5, 2000. Although the Company also received an option to purchase certain additional shares of capital stock of River Logic, the Company elected not to exercise this option prior to its expiration.

River Logic, headquartered in Beverly, Massachusetts, creates and operates integrated decision support networks for industries such as K-12 Education. In addition to K-12 education, River Logic has several other industry-specific networks in development.

The Company has announced that it intends to distribute to its shareholders, shares of common stock of Parago upon compliance with Securities and Exchange Commission (SEC) requirements applicable to CT Holdings and Parago in connection with the proposed spin-off and upon the expiration of a 180 day lockup agreement between the underwriters of Parago's proposed initial public offering and Parago. Compliance with SEC requirements and state law requirements could delay or prevent the completion

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2. CAPITAL TRANSACTIONS - CONTINUED

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

NOTE 3.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

At May 31, 1999, the Company accounted for its investment under the consolidation method. Through subsequent sale and distribution by Parago of shares of its common stock, the Company's ownership was reduced below 50% beginning in July 1999. As a result, beginning July 1999, the Company began accounting for its remaining investment in Parago under the equity method of accounting rather than the consolidated method. Prior to these events, the operating results of Parago were consolidated in the Company's consolidated financial statements. At May 31, 2000, the Company owns 45% of Parago's outstanding shares of common stock.

During the first quarter of fiscal year 2001, Parago raised $21,500,000 through the issuance of 430,000 shares of Series C Convertible Preferred Stock to THLee.Putnam Internet Partners LP, Dain Rauscher Wessels Investors LLC and Watershed Capital I, L.P. At the time of issuance, the Series C preferred stock is convertible into 4,300,000 shares of Parago common stock. In connection with the Series A, B, and C financing, the preferred stockholders were issued 3,300,000 warrants to purchase common stock. The warrants vest immediately and have a weighted average exercise price of $2.13.

The following is the unaudited condensed financial information of Parago at May 31, 2000 and for the three months then ended.



SUMMARIZED BALANCE SHEET         MAY 31, 2000
------------------------     ------------------
Current assets               $       28,418,226
Noncurrent assets                    23,512,340
                             ------------------
         Total assets        $       51,930,566
                             ==================

Current liabilities          $       21,796,688
Long-term debt                          869,445
                             ------------------
         Total liabilities           22,666,133
                             ------------------
Redeemable common stock               2,000,000
Shareholders' equity                 27,264,433
                             ------------------
                             $       51,930,566
                             ==================



                                                     THREE MONTHS ENDED
   SUMMARIZED STATEMENT OF OPERATIONS                   MAY 31, 2000
   ----------------------------------                ------------------
         Revenues                                      $   3,429,996
         Gross profit                                      1,892,184
         Sales and marketing expenses                      1,177,166
         Operating loss                                   (9,039,214)
         Net loss                                         (9,073,221)

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4. COMMITMENTS AND CONTINGENCIES

On January 7, 1998, the Company's former Houston landlord filed a lawsuit against the Company alleging that the Company breached a certain lease covering the Company's former Houston office space. The suit seeks damages to date of approximately $486,000, plus attorney's fees, pre and post judgment interest and court costs. In July 1999, the parties reached an agreement in principle to settle the suit for $325,000 to be paid over nine months. This settlement was paid in full as of May 31, 2000.

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

In July 2000, following mediation of the disputes between us and Janssen-Meyers Associates L.P. ("JMA"), we and JMA entered into an agreement to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash due on or before October 31, 2000 and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October, 2001. The settlement is subject to execution of definitive settlement documents and approval of the boards of directors of the companies. We recognized a charge of approximately $1.9 million based on the cash portion of the settlement and the current value of the 300,000 shares to be issued. We may be required to recognize additional charges to the extent of any difference between the $1.5 million guaranteed value of the shares and the gross proceeds from the sale of the shares by JMA at the relevant periods, in the event our common stock does not trade above $5 per share for five consecutive trading days during the guarantee periods. In August 1998, JMA filed a lawsuit against us arising out of an alleged 1995 contract with our predecessor "("Old Citadel"). The suit alleged that Old Citadel breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Old Citadel. As its damages, JMA claimed that it was entitled to, among other things, the cash value of 1.8 million $0.89 warrants valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York.

In June, 2000, the Company was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claim that they were damaged when they attempted to exercise certain warrants during a time when the Company's related registration statement could not be used. On June 29, 2000, the Company moved to transfer venue from Harris County, Texas, to Dallas County, Texas. On June 30, 2000, the Company answered (subject to its Motion to Transfer Venue). The Company will vigorously defend the claims asserted by the Fergusons.

At this time, the Company is unable to predict the ultimate outcome of some of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any. The Company has, when appropriate, recorded its current estimate of the amounts necessary to settle the litigation.

The Company is also involved in other litigation. Such litigation is not material to the Company's consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         CT Holdings, Inc. is an incubator of Internet service companies that provides early stage ventures with a single source of management capital, as well as consulting on operations, marketing and strategic planning. Our incubator model is designed to enable the start up companies with whom we partner to become online market leaders in their industries. We began our Internet activities in 1999 with the formation of Parago, an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, online multimedia product demonstrations and manuals, and online customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines.

         In addition to our incubation business, we continue to operate our "Citadel Technology" security software line, which is focused on developing and marketing security and administration software products for both computer networks and desktop personal computers. Our integrated, easy-to-use software products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. These software products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. Our Citadel Technology software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity.

         Our core focus will be on our incubation services, and we are currently analyzing various strategic alternatives for our Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing or joint venture arrangements or the sale of the business line. As a result, management believes that the results of operations for our Citadel Technology security software business will continue to be adversely affected in the future by our core focus on incubation services.

OVERVIEW OF PARAGO SUBSIDIARY

         In January 1999, we announced that we had formed a subsidiary, Parago (formerly How2.com), to implement our Internet and e-commerce strategies. Parago is an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides an online suite of continuous customer interaction offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management (including online rebate processing), proactive email, online surveys, online multimedia product demonstrations and manuals, and online customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced continuous customer interaction solutions are marketed across multiple industry lines.

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

         Parago has increased the number of its clients to approximately 160 as of July 15, 2000, which include leading national retailers, manufacturers and service providers. For Parago's quarter ended June 30, 2000, Parago reported record revenues of approximately $4,000,000, a 400% increase over the 1999 second quarter. Parago's gross margins improved to approximately 59% in the second quarter of 2000 from 46% in the first quarter of 2000 (on a normalized basis), as Parago expanded its offerings.

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

         At June 30, 2000, we owned 20,000,000 shares of the common stock of Parago, representing 45.2% of the outstanding common stock of Parago (or 38.8% including preferred stock on an as-if-converted basis). As a result, we account for our ownership interest in Parago using the equity method of accounting. Since its inception, Parago has incurred net losses and now has a substantial accumulated deficit, which have had an impact upon and are reflected in our financial statements. For example, for the quarter ended May 31, 2000, we recorded an "equity in loss of unconsolidated affiliate" of $1,060,884. We understand that Parago expects to incur net losses for the foreseeable future, and, even though our investment in Parago is currently carried at zero and will not be further reduced, we may record significant losses relating to our Parago subsidiary as it continues to develop its business services in the future if increases in Parago equity occur.

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

         In July 2000, River Logic closed a $3 million private placement of shares of its Series B preferred stock to a venture capital firm that specializes in early stage technology firms that offer B2B Internet solutions that provide strong value-oriented models for their prospective market-space.

         In addition, one of River Logic's resellers, Heads Up! Systems, LLC, and PriceWaterhouseCoopers, LLC entered into a strategic alliance offering clients of process- and supply-chain modeling applications reliability in the use of enterprise modeling tools. New software such as COR Technology(c) by River Logic, provides business planners and managers with the ability to identify profit improvement opportunities, design and communicate supply chain and business process information, and to develop model-based tactical and strategic plans. The crucial step of model validation - ensuring that these complex and detailed models accurately and reliably represent business behaviors and financial results - is vital for instilling confidence by users and ensuring that models function properly.

         Our Chief Executive Officer, Steven B. Solomon, serves on the board of directors of River Logic.

         In connection with our investment in River Logic, we also made two $300,000 bridge loans to River Logic that together are convertible into 800,000 shares, in the aggregate, of common stock that would represent approximately 3.8% of the currently outstanding capital stock of River Logic on a post conversion basis as of May 5, 2000. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and (iv) is prepayable by River Logic commencing on its third anniversary date. As a result of the transaction, the Company owned approximately 19% (22.2% in the event the bridge loans and other securities are converted in full) of the voting stock of River Logic as of May 5, 2000.

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

         As the Company holds a less than 20% ownership interest in River Logic the investment has been accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of River Logic is not included in the consolidated statements of operations.

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

FORWARD-LOOKING STATEMENTS

The following discussion and this Quarterly Report on Form 10-QSB contain forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements. Please refer to our annual report on Form 10-KSB for the fiscal year ended February 29, 2000 for further discussion of these and other risk factors related to the CT Holdings and its subsidiaries. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

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

         Although we have yet to make any investments in the investment securities of an incubation startup or existing company other than Parago and River Logic, such investments, if and when made, could fluctuate in value, which may cause the value of such securities to exceed 40% of our total assets.
Unless an exclusion or safe harbor were available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be accomplished in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we may otherwise have preferred. These sales may be at depressed prices and we might never realize anticipated benefits from, and may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

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

RISKS RELATED TO OUR INTERNET SUBSIDIARY, PARAGO, INC.

         The following are some risks related to the business of Parago, Inc., our Internet subsidiary, and should be considered in addition to the risk factors described in this prospectus. Any of these factors could have a material adverse effect on us, as we owned 45.2% of the outstanding shares of common stock (or 38.8% including preferred stock on an as-if converted basis) of Parago at June 30, 2000. Parago filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of shares of its common stock in October 1999, but applied to withdraw this registration statement in March 2000. Parago plans to refile a registration statement covering its proposed initial public offering.

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

PARAGO HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

         Parago had a net loss of approximately $9.1 million for the three months ended May 31, 2000 and an accumulated deficit of approximately $48.4 million at May 31, 2000. Parago anticipates that its operating expenses will increase in the foreseeable future as Parago continues to develop its technology and applications, increase its sales and marketing activities, expand its outsourced solutions capabilities and improve its operational and financial systems. In addition, because its increasing expense levels are based, in part, on expectations of its future revenues, any decline in its revenues below its expectations would have a disproportionately adverse impact on its operating results. Accordingly, Parago expects to incur additional losses for the foreseeable future. If its revenues do not grow as Parago anticipates, Parago may never be profitable.

PARAGO'S REBATE AND RELATED SERVICES HAVE ACCOUNTED FOR SUBSTANTIALLY ALL OF ITS REVENUES SINCE INCEPTION, AND PARAGO EXPECTS TO DEPEND ON ITS PROMOTIONAL MANAGEMENT APPLICATION AND PROCESSING SERVICES FOR A SIGNIFICANT PORTION OF ITS REVENUES FOR THE FORESEEABLE FUTURE.

         Parago's rebate and related services accounted for approximately 96.5% of its total revenues for the three months ended May 31, 2000. Parago anticipates that revenues from its rebate solution will continue to constitute the major portion of its revenues for the foreseeable future. A decrease in the amount of promotional dollars spent on rebate programs by its clients or a decrease in the rebate service fees Parago receives would negatively impact its results of operations.

PARAGO IS DEPENDENT ON FOUR CLIENTS FOR A SUBSTANTIAL PORTION OF ITS BUSINESS.

         Parago is dependent upon its relationship with a small number of clients for a substantial portion of its existing and anticipated revenues. Four of its rebate clients accounted for approximately 84.9% of its aggregate invoiced revenue for the three months ended May 31, 2000. As a result of this concentration of sales, Parago's business, operating results or financial condition would suffer as a result of the termination of or adverse change in its relationship with any of these clients.

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

IN ORDER TO MANAGE ITS GROWTH AND EXPANSION, PARAGO WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

         Since its formation, Parago has experienced significant expansion of its operations. Since its inception in January 1999, Parago has expanded from one employee to more than 360 employees. Further, since inception, Parago has expanded from operating solely from its Dallas headquarters to operating from three additional facilities located in Coppell, Texas and the metropolitan areas of Los Angeles and San Jose, California. This expansion has placed a strain upon its management systems by increasing management responsibilities, consuming more of management's time and making close coordination among its executive, finance, accounting, sales, marketing and operations organizations more complex. Other resources, such as the cash required to meet increased expenses associated with expansion, have also been strained. Its ability to compete effectively and to manage future expansion of its operations, if any, will require it to continue to improve its financial and management controls, reporting systems and procedures as well as continue to train and manage its employee work force. If Parago is unable to manage its growth and expansion, its business will be materially adversely affected.

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

PARAGO IS DEPENDENT ON ITS DOMAIN NAMES, AND PARAGO COULD SUFFER LOSSES IF ITS DOMAIN NAMES ARE NOT PROTECTED.

         Parago currently owns and controls the Internet domain names that Parago currently uses, "www.parago.com" "www.how2.com", "www.how2hq.com" and "www.rebateshq.com" as well as approximately 300 various other related names, and names that Parago acquired in acquisitions of businesses and assets that Parago does not currently use. Generally, Internet regulatory bodies regulate domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, Parago may not acquire or maintain the domain names "www.parago.com" "www.how2.com" "www.how2hq.com" and "www.rebateshq.com" in all of the countries in which Parago conducts business.

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

PARAGO AND OUR COMPANY, CT HOLDINGS, COULD FACE POTENTIAL CONFLICTS OF INTERESTS RELATING TO EACH OTHER.

     o Because of Parago's relationship with us, and because we owned 45.2% of its outstanding shares of common stock at May 31, 2000, and because of our interlocking directors and officers, who collectively owned 16.7% of Parago's outstanding shares of common stock as of May 31, 2000, Parago and we are likely to face potential conflicts of interest relating to each other.

     o Executives, employees and consultants associated with us assisted in the development of Parago's business model. Steven B. Solomon, our CEO and President, is the founder, Chairman and CEO of Parago. In addition, Lawrence Lacerte, Victor K. Kiam II, and Steven B. Solomon serve as directors of both Parago and us.

     o Some of Parago's executive officers, key employees and directors also beneficially own, or hold options or warrants to purchase, approximately 27.1% of our outstanding common stock as of May 31, 2000. Steven B. Solomon owned approximately 11.3% of our common stock as of May 31, 2000.

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

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING.

Since inception, we have incurred losses, and at May 31, 2000, we had an accumulated deficit of $48,734,245 and our current liabilities exceeded our current assets by $2,500,898. Our ultimate success in fully implementing our new strategy, continuing our existing business line and meeting our cash flow obligations is dependent on our ability to raise additional capital, as to which there can be no assurances. While the Company currently believes that it has the ability to obtain additional equity or debt financing, we have received a commitment from our President to fund up to $1,500,000 of our expected operating cash flow needs through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due. We have used approximately $375,000 of this commitment through July 17,2000. We also plan to sell stock in private equity financings during fiscal year 2001 to cover cash flow deficiencies not covered by the commitment by our President and to repay amounts advanced by our President. We expect that our equity investee, Parago, will incur losses in the foreseeable future as it continues to develop and upgrade its technology and infrastructure, develop and expand its product and service offerings, establish and sustain relationships with manufacturers, retailers and service organizations.

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

RESULTS OF OPERATIONS

NET REVENUE

During the three months ended May 31, 2000, the Company had net sales of $176,849, a decrease of $1,415,636, or 88.9%, over net sales of $1,592,485 during the three months ended May 31, 1999. The Company attributes the sales decrease primarily to the effect of the deconsolidation of Parago. During the three months ended May 31, 1999, the Company held a majority interest ownership in the outstanding shares of Parago and, as a result, reflected the operating results of Parago within its consolidated statement of operations in accordance with the consolidated method of accounting. However, as of May 31, 2000, the Company's ownership interest has decreased to approximately 45% and the Company is accounting for its subsidiary's results of operations using the equity method of accounting. Excluding the financial results of Parago in the fiscal quarter ended May 31, 1999, the sales attributed to the Company's software products declined from $200,573 for the three months ended May 31, 1999 to $176,849 for the three months ended May 31, 2000, or a decrease of $23,724, or 11.8%. We attribute the decrease in our software product revenues for the three months ended May 31, 2000 to our focus on our activities as an Internet business incubator, as well as the deferral of OEM/system integrator purchases as a result of year 2000 issues, and the late introduction of our WinShield Secure PC products (desktop and network versions).

COST OF SALES, EXCLUDING DEPRECIATION AND AMORTIZATION

The costs and expenses incurred in connection with producing the Company's products were $3,814 during the quarter, a decrease of $934,104, or 99.6%, over cost of sales of $937,918 for the same period last year. As a percentage of sales, the Company's cost of sales for the quarter decreased from 58.9% for the three months ended May 31, 1999 to 2.2% for the three months ended May 31, 2000. The decrease in cost of sales for the current quarter over the same quarter last year can be attributed to the deconsolidation of the results of operations of Parago, as the Company is now accounting for its investment under the equity method of accounting. The actual cost of sales attributed to the Company's software products decreased from $25,921, or 12.9% of software sales, for the quarter ended May 31, 1999 to $3,814, or 2.2% of software sales, for the three months ended May 31, 2000. This decrease was the result of the Company maintaining an increased supply of its product materials during the current quarter as compared to the lower supply maintained for the same period last year, which required the Company to incur additional expenditures to meet product orders.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended May 31, 2000 were $936,426 as compared to $1,989,466 for the three months ended May 31, 1999, or a decrease of $1,053,040, or 52.9%. Excluding Parago's operating results, which were reflected in the consolidated statement of operations for the three months ended May 31, 1999, the Company's selling, general and administrative expenses decreased $402,796 from $1,339,222 for the three months ended May 31, 1999 to $936,426 for the three months ended May 31, 2000, or 30.1%. The decrease in our selling, general and administrative expenses for the three months ended May 31, 2000 resulted primarily from the shift in our business to an Internet business incubator model and our decreased emphasis on selling and marketing activities related to our software business. Accordingly, we have incurred significantly lower costs in advertising, marketing and other general and administrative activities, as well as reduced employee and recruiting expenses, which resulted from our reduced headcount.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs charged to expense for the quarter ended May 31, 2000, were $112,992 as compared to $303,076 for the same period last year, or a decrease of $190,084, or 62.7%. Excluding the results of Parago for the three months ended May 31, 1999, research and development costs related to the Company's software products were $150,583 resulting in a decrease of $37,591, or 25.0% in the current fiscal quarter. For the quarters ended May 31, 2000 and May 31, 1999, we capitalized approximately $102,261 and $130,000, respectively. The decrease in costs capitalized for the three months ended May 31, 2000 related primarily to a decrease in the level of development work being performed by outside contract consultants during this quarter when compared to the same quarter last year. In fiscal 2000, we internally developed our WinShield Secure PC product ("Secure PC"), the total security solution for desktops, while we have just completed upgrading Secure PC to become Office 2000 compatible during the current fiscal year quarter.

NONRECURRING LITIGATION SETTLEMENT CHARGE

In July 2000, we entered into a settlement term sheet to resolve the disputes between us and Janssen-Meyers Associates L.P. ("JMA"), pursuant to which we and JMA agreed to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement is subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, we recorded approximately $1,912,500 as a nonrecurring charge related to the settlement of the litigation. We may be required to record additional charges (in the amount of the difference between $1,500,000 and the gross proceeds from the sales of the stock by JMA at the relevant periods) in the event our shares of common stock do not trade above $5 per share for five consecutive trading days during the guarantee periods.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense decreased $222,859, or 42.9%, to $296,844 from $519,703 for the three months ended May 31, 2000 and 1999, respectively. This decrease resulted primarily from the depreciation and amortization expense associated with Parago included in the results of operations for the three months ended May 31, 1999. Excluding the effect of Parago's depreciation and amortization expense for the three months ended May 31, 1999, the Company's depreciation and amortization expense decreased by $25,549, or 7.9%, to the current quarter. During the last quarter of the previous fiscal year, the Company wrote-off approximately $2,061,000 of purchased software costs. This reduction in depreciation and amortization expense was offset by the commencement of amortization on certain capitalized product development costs.

OTHER INCOME (EXPENSE)

Interest expense for the three months ended May 31, 2000 and May 31, 1999 was $909 and $11,478, respectively. This decrease in expense resulted primarily from the fact that we had less interest bearing debt during this current fiscal quarter than we did in the same quarter last year. Equity in loss of unconsolidated affiliate was $1,060,884 for the three months ended May 31, 2000, resulting primarily from Parago allocating a considerable amount of resources to development and sales of its business-to-business services. We expect that these losses would continue to be significant for at least the foreseeable future as our Internet subsidiary continues to develop its business services.

Included in other income (expense) for the three months ended May 31, 1999 is a charge to earnings of $25,000 reserved in connection with the settlement of a number of lawsuits.

Other income of $28,276 during the quarter ended May 31, 1999 primarily represents interest income received on interest bearing deposits during the quarter.

OPERATING LOSS BEFORE MINORITY INTEREST

For the three months ended May 31, 1999 the Company reported a loss before minority interest of $2,165,880, compared to a loss of $4,147,520 for the three months ended May 31, 2000.

NET LOSS

As a result of the aforementioned, the Company, for the three months ended May 31, 2000, reported a net loss of $4,147,520 compared to a net loss of approximately $1,882,869 for the same period last year.

DIVIDENDS ON PREFERRED STOCK

For the three months ended May 31, 1999, preferred stock dividends consisted primarily of dividends accrued on Series D preferred stock. In June 1999, the Company converted the $2,000,000 of Series D preferred stock, plus dividends in arrears of approximately $238,000, into 2,081,937 shares of the Company's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at May 31, 2000 were $39,533.

Cash flows used in operations were $1,021,377 for the three months ended May 31, 2000, as compared to $3,022,261 for the three months ended May 31, 1999. Excluding the cash used in operations by Parago for the three months ended May 31, 1999, which totaled approximately $999,000, the decrease results primarily from an increase in our accrued liabilities resulting primarily from our nonrecurring legal settlement charge, offset by an increase in the net loss funded for the three months ended May 31, 2000, which includes the $1,912,500 nonrecurring charge in addition to $1,060,884, which represents our portion of equity losses in Parago. Also offsetting this decrease in cash used for operations is a slight increase resulting from a reduction in our accounts receivable turnover for the three months ended May 31, 2000.

The Company did not use cash for investing activities for the three months ended May 31, 2000 as compared to cash used of $5,208,586 for the same period last fiscal year. The change results from the inclusion of Parago's investing activities related to acquisitions incurred during the three months ended May 31, 1999, which totaled $5,057,280, as reported under the consolidated method of accounting. At May 31, 1999, the Company held a majority-interest ownership in the outstanding shares of Parago and, as a result, reported consolidated results of operations. However, as of May 31, 2000, the Company's ownership interest has decreased to approximately 45% and the Company is accounting for Parago's results of operations using the equity method of accounting.

Cash flows provided by financing activities were $353,498 for the three months ended May 31, 2000, as compared to $12,479,488 for the three months ended May 31, 1999. The decrease primarily results from the inclusion of $11,642,502 of proceeds raised by our subsidiary, Parago, for the sale of its common stock during the three months ended May 31, 1999. This decrease was also due to the fact that during the three months ended May 31, 1999 we received $931,328 from the exercise of stock options and warrants, net of related underwriting fees. In the quarter ended May 31, 2000, our primary source of cash provided by financing activities resulted from $350,000 received from the issuance of a note payable to the Company's Chief Executive Officer and $36,400 from the issuance of common stock through the exercise of stock options and warrants.

As a result of the aforementioned factors, cash and cash equivalents decreased by $667,879 for the three months ended May 31, 2000, versus an increase of $4,248,641 for the same period last fiscal year.

Since inception, we have incurred losses, and at May 31, 2000, we had an accumulated deficit of $48,734,245 and our current liabilities exceed our current assets by $2,500,898. Our ultimate success in fully implementing our new strategy, continuing our existing business line and meeting our cash flow obligations is dependent on our ability to raise additional capital, as to which there can be no assurances. While the Company currently believes that it has the ability to obtain additional equity or debt financing, we have received a commitment from our President to fund up to $1,500,000 of our expected operating cash flow needs through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due. We have used approximately $375,000 of this commitment through July 17,2000. We also plan to sell stock in private equity financings during fiscal year 2001 to cover cash flow deficiencies not covered by the commitment by our President and to repay amounts advanced by our President. We expect that our equity investee, Parago, will incur losses in the foreseeable future as it continues to develop and upgrade its technology and infrastructure, develop and expand its product and service offerings, establish and sustain relationships with manufacturers, retailers and service organizations.

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

In July 2000, following mediation of the disputes between us and Janssen-Meyers Associates L.P. ("JMA"), we and JMA entered into an agreement to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October, 2001, subject to execution of definitive settlement documents and approval of the boards of directors of the companies. In August 1998, JMA filed a lawsuit against us arising out of an alleged 1995 contract with our predecessor "("Old Citadel"). The suit alleged that Old Citadel breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Old Citadel. As its damages, JMA claimed that it was entitled to, among other things, the cash value of 1.8 million $0.89 warrants valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York.

In June, 2000, the Company was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claim that they were damaged when they attempted to exercise certain warrants during a time when the Company's related registration statement could not be used. On June 29, 2000, the Company moved to transfer venue from Harris County, Texas, to Dallas County, Texas. On June 30, 2000, the Company answered (subject to its Motion to Transfer Venue). The Company will vigorously defend the claims asserted by the Fergusons.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

In the quarter ended May 31, 2000, the Company's subsidiary, Parago, Inc., issued 430,000 shares of Series C Convertible Preferred Stock to THLee.Putnam Internet Partners LP, Dain Rauscher Wessels Investors LLC and Watershed Capital I, L.P. pursuant to private placements to qualified institutional buyers (QIBs) and institutional accredited investors under Section 4(2) of the Securities Act, for proceeds of $21,500,000.

ITEM 5. OTHER INFORMATION

On May 5, 2000, we completed the acquisition of a significant minority interest in River Logic, Inc., a Delaware corporation formerly known as iNetze.com, Inc., as described under "Part I - Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview of River Logic." In July 2000, River Logic closed a $3,000,000 private placement by Mercury Ventures Ltd.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Ex - 27   Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

The Company filed two Current Reports on Form 8-K during the quarter ended May 31, 2000 related to the change in its accountants to Ernst & Young, LP. Subsequent to the end of the quarter, on June 12, 2000, the Company filed a Current Report on Form 8-K relating to its acquisition of a minority interest in River Logic.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CT HOLDINGS, INC.
                        (REGISTRANT)


Date: July 19, 2000     By: /s/ STEVEN B. SOLOMON
                        Steven B. Solomon, President and Chief Executive Officer
                        (Duly Authorized Signatory and Principal Executive
                        and Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule



THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF CT HOLDINGS, INC. FOR THE THREE MONTHS ENDED MAY 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONSOLIDATED FINANCIAL STATEMENTS.