Form 10QSB
period 2000-08-31
CT HOLDINGS INC
filed 2000-10-16
CIK 752789

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (MARK ONE)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                Outstanding at October 3, 2000

Common Stock, Par value $.01 per share    49,660,712

Transitional Small Business Disclosure Format Yes [_] No [X]

                               CT HOLDINGS, INC.
                                  FORM 10-QSB
                    QUARTERLY PERIOD ENDED AUGUST 31, 2000
                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION


                                                                          Page
                                                                          ----

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
           as of August 31, 2000 and February 29, 2000..................    3

        Condensed Consolidated Statements of Operations
           for the three and six months ended August 31, 2000 and 1999..    5

        Condensed Consolidated Statements of Cash Flow
           for the six months ended August 31, 2000 and 1999............    6

        Notes to Condensed Consolidated Financial Statements............    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   12



                       PART II. OTHER INFORMATION


Item 1. Legal Proceedings...............................................   35

Item 2. Changes in Securities and Use of Proceeds.......................   36

Item 5. Other Information...............................................   36

Item 6. Exhibits and Reports on Form 8-K................................   36

Signatures..............................................................   36

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               CT HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                             AUGUST 31,   FEBRUARY 29,
                                 ASSETS                                                        2,000           2,000
                                                                                             ----------    -----------
                                                                                             (UNAUDITED)
CURRENT ASSETS
 Cash and cash equivalents                                                                   $1,096,859     $  707,412
 Accounts receivable, less allowance for returns and
  doubtful accounts of $1,100,000 and $1,100,000                                                138,789         55,241
 Accounts receivable, other                                                                     521,000             --
 Notes receivable from related parties                                                          208,934        208,934
 Notes receivable from affiliates                                                               600,000             --
 Inventory                                                                                       77,133         80,617
 Prepaid expenses                                                                                39,197         78,535
                                                                                              ---------      ---------

 Total current assets                                                                         2,681,912      1,130,739

INVESTMENT IN UNCONSOLIDATED AFFILIATES                                                       2,608,025        827,350

PROPERTY AND EQUIPMENT, net                                                                     137,533        228,102

PURCHASED SOFTWARE, net of accumulated
 amortization of $1,697,632 and $1,505,536                                                      354,768        546,864

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
 net of accumulated amortization of $1,062,069 and $785,762                                     770,628        944,674

OTHER ASSETS                                                                                     42,095        154,308
                                                                                             ----------     ----------
                                                                                             $6,594,961     $3,832,037
                                                                                             ==========     ==========

       The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                            AUGUST 31,    FEBRUARY 29,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                  2000          2000
                                                                           ------------   ------------
                                                                           (UNAUDITED)
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                $    718,318   $  1,030,501
      Accrual for legal settlement                                            1,912,500             --
      Payable to affiliate                                                       71,299         71,299
      Current maturities of long-term debt                                      150,000        150,000
      Notes payable                                                              27,500        111,288
                                                                           ------------   ------------

      Total current liabilities                                               2,879,617      1,363,088

      Total liabilities                                                       2,879,617      1,363,088

COMMITMENTS AND CONTINGENCIES                                                        --             --

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value per share; authorized
        60,000,000 shares; issued, 53,825,325 shares
        at August 31, 2000 and 50,136,400 shares at February 29, 2000           538,253        501,364
      Preferred stock, $.01 par value per share;
        authorized 1,000,000 shares; issued and outstanding
            Series B convertible, 50 shares (liquidation value $50,000)               1              1
      Additional paid-in capital                                             56,356,829     50,390,070
      Accumulated deficit                                                   (49,343,978)   (44,586,725)
      Notes receivable for exercise of options/warrants                      (1,335,522)    (1,335,522)
      Treasury stock, at cost (4,164,613 shares)                             (2,500,239)    (2,500,239)
                                                                           ------------   ------------

      Total stockholders' equity                                              3,715,344      2,468,949
                                                                           ------------   ------------

                                                                           $  6,594,961   $  3,832,037
                                                                           ============   ============

       The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        AUGUST 31,                            AUGUST 31,
                                                   2000              1999             2000               1999
                                                -----------      -----------       -----------       -----------
                                                (UNAUDITED)      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Net sales                                       $   175,360      $   901,819       $   352,209       $ 1,102,392

Cost of sales, excluding depreciation and
  amortization                                        2,060           21,856             5,874            47,777
                                                -----------      -----------       -----------       -----------
  Gross profit                                      173,300          879,963           346,335         1,054,615

Operating expenses
 Selling, general and administrative expense        361,837          890,907         1,298,263         2,230,130
 Research and development expenses                       --           94,287           112,992           244,870
 Nonrecurring litigation settlement charge               --               --         1,912,500                --
 Depreciation and amortization expense              274,341          336,316           571,185           658,709
                                                -----------      -----------       -----------       -----------
                                                    636,178        1,321,510         3,894,940         3,133,709
                                                -----------      -----------       -----------       -----------
 Operating loss                                    (462,878)        (441,547)       (3,548,605)       (2,079,094)

Other income (expense)
 Interest expense                                    (1,235)          (3,642)           (2,144)          (15,120)
 Settlement of lawsuits                             (12,326)              --           (12,326)          (25,000)
 Other                                               26,338            9,765            26,338            21,055
 Equity in loss of unconsolidated affiliate        (159,632)      (2,242,169)       (1,220,516)       (2,598,045)
                                                -----------      -----------       -----------       -----------
                                                   (146,855)      (2,236,046)       (1,208,648)       (2,617,110)
                                                -----------      -----------       -----------

                         Net loss                  (609,733)      (2,677,593)       (4,757,253)       (4,696,204)


Preferred stock dividend requirement                     --           (9,041)               --           (64,493)
                                                -----------      -----------       -----------       -----------
Net loss allocable to common stockholders       $  (609,733)     $(2,686,634)      $(4,757,253)      $(4,760,697)
                                                ===========      ===========       ===========       ===========

Loss per share - basic and diluted

  Net loss per share                            $     (0.01)     $     (0.06)      $     (0.10)      $     (0.11)
                                                ===========      ===========       ===========       ===========

Weighted average shares outstanding              47,437,457       42,731,355        46,901,947        41,610,994
                                                ===========      ===========       ===========       ===========

       The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED
                                                                       AUGUST 31,
                                                                  2000           1999
                                                               -----------    -----------
                                                               (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                        $(4,757,253)   $(4,696,204)
      Adjustments to reconcile net loss to net cash
           used by operating activities
                Depreciation and amortization                      571,185        658,709
                Equity in loss of unconsolidated affiliate       1,220,516      2,598,045
                Common stock and options issued as payment
                      of expenses                                   30,439             --
                Noncash employee severance                         556,725             --
      Changes in operating assets and liabilities
           Accounts receivable                                    (604,548)      (315,306)
           Notes receivable from related parties                        --        144,999
         Prepaid expenses                                           39,338         80,302
           Inventory                                                 3,484         (1,186)
           Software development costs                             (102,261)      (292,681)
           Accounts payable and accrued expenses                  (312,183)      (948,631)
           Accrual for legal settlement                          1,912,500             --
         Other assets                                              (21,107)        40,782
                                                               -----------    -----------
      NET CASH USED BY OPERATING ACTIVITIES                     (1,463,165)    (2,731,171)

CASH FLOWS FROM INVESTING ACTIVITIES
      Increase in notes receivable from affiliates                (600,000)            --
      Capital expenditures                                              --        (82,569)
                                                               -----------    -----------
      NET CASH USED BY INVESTING ACTIVITIES                       (600,000)       (82,569)

CASH FLOW FROM FINANCING ACTIVITIES
      Payments on notes payable                                   (433,788)      (197,520)
      Proceeds from notes payable                                  350,000             --
      Proceeds from sale of common stock                         2,536,400        881,928
                                                               -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,452,612        684,408
                                                               -----------    -----------
      Net increase (decrease) in cash
        and cash equivalents                                       389,447     (2,129,332)
      Cash and cash equivalents at the beginning
        of the period                                              707,412      2,210,377
                                                               -----------    -----------
     Cash and cash equivalents at the end
       of the period                                           $ 1,096,859    $    81,045
                                                               ===========    ===========

    The accompanying notes are an integral part of these statements.

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements of CT Holdings, Inc., formerly Citadel Technology, Inc., and its majority-owned subsidiaries (collectively, "CT Holdings") as of August 31, 2000 and for the three and six month periods ended August 31, 2000 and August 31, 1999 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations for the interim period. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CT Holdings' Form 10-KSB for the year ended February 29, 2000. The results of operations for the three and six month periods ended August 31, 2000 are not necessarily indicative of the results to be expected for the entire year (see "Part II. Item
1. Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Factors"). All significant intercompany accounts and transactions have been eliminated.

Principles  of Accounting for Ownership Interests in Investees

The ownership interests that the Company holds in Parago, Inc. ("Parago"), formerly How2.com, and River Logic, Inc. ("River Logic") as of August 31, 2000 have been accounted for under the equity method for Parago and the cost method for River Logic. The Company records its investments in equity-method and cost-method investees on its consolidated balance sheets as "Investment in Unconsolidated Affiliates" and its share of the equity-method investee's losses in "Equity in Loss of Unconsolidated Affiliate."

For the three and six month periods ended August 31, 2000, the Company's investment in Parago is presented under the equity method of accounting, because the Company has the ability to exercise significant influence, but not control, over the investee. Significant influence generally represents an ownership interest of the affiliate's voting stock of between 20% and 50%. Accordingly, under the equity method of accounting, the Company's share of the investee's income or losses is included in the consolidated statements of operations. Under the equity method, when Parago sells its common stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. The Company records a contribution to additional paid in capital representing the difference between the carrying value of the Company's investment and its proportionate share of the underlying net book value of the affiliate after sales of the affiliate's common stock to unrelated parties. The Company's share of any changes in the affiliate's net book value due to stock based compensation incurred by the affiliate is recorded as income by the Company within the "equity in loss of unconsolidated affiliate." If the carrying value of the Company's net investment falls below zero, the Company is required by the guidelines set forth under the equity method of accounting to discontinue applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized during the period the equity method was suspended are recovered by income or an increase in equity. As of August 31, 2000, the Company's share of Parago's net losses during the period the equity method was suspended was approximately $7 million. The Company continues to hold 20,000,000 shares of Parago which represents 45.2% of the outstanding shares of common stock of Parago at August 31, 2000.

Because the Company owned less than 20% of the ownership interest in River Logic at August 31, 2000 the investment has been accounted for under the cost method of accounting. Under this method, the Company's share of the income or losses of River Logic is not included in the Company's consolidated statements of operations. As discussed above, our investment in Parago was reduced to below zero for accounting purposes and, therefore, not recognized on our consolidated balance sheet at August 31, 2000. Accordingly, the investment in affiliate at August 31, 2000 represents our investment in River Logic.

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1. BASIS OF PRESENTATION -- CONTINUED

Reclassifications

Certain amounts for the three and six month periods ended August 31, 1999 have been reclassified to conform to the presentation for the three and six month periods ended August 31, 2000.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options. Diluted loss per common share includes the dilutive effect of options and warrants calculated using the treasury stock method, and, includes the effect of convertible preferred stock using the if-converted method. Stock options and warrants to purchase 5,784,105 shares of common stock have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. In addition, approximately 41,000 shares (based on the price per share for the Company's common stock on August 31, 2000), which would be issued upon the conversion of Series B preferred stock, have been excluded from the computation of loss per share.

Cash Flow Requirements

Since inception, we have incurred losses, and at August 31, 2000, we had an accumulated deficit of $49,343,978 and our current liabilities exceeded our current assets by $197,705. Our ultimate success in fully implementing our new strategy, continuing our existing business line and meeting our cash flow obligations is dependent on our ability to raise additional capital, as to which there can be no assurances. While the Company currently believes that it has the ability to obtain additional equity or debt financing, we have received a commitment from our President to fund up to $1,500,000 of our expected operating cash flow needs through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due. We had used approximately $730,000 of this commitment through July 17, 2000; however, this amount was repaid to our President as of August, 31, 2000. We also plan to sell stock in private equity financings during fiscal year 2001 to cover cash flow deficiencies not covered by the commitment by our President. During the quarter ended August 31, 2000, we sold 2,500,000 restricted shares of common stock to members of our Board of Directors for $2,500,000. We expect that our equity investee, Parago, will incur losses in the foreseeable future as it continues to develop and upgrade its technology and infrastructure, develop and expand its product and service offerings, establish and sustain relationships with manufacturers, retailers and service organizations. If Parago does not complete an initial public offering or find an alternative source of funds, its business and results of operations will be seriously harmed.

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

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2. CAPITAL TRANSACTIONS

During the quarter ended August 31, 2000, CT Holdings sold 2,500,000 restricted shares of its common stock to two members of its Board of Directors for $2,500,000.

During the quarter ended May 31, 2000 CT Holdings issued 55,583 shares of its common stock in connection with the exercise of certain options and warrants for net proceeds of $36,400. The Company and its former Vice President of Business Development agreed to terminate the employee's employment with the Company and his employment agreement was terminated effective March 1, 2000. In connection with the termination of his employment agreement, the former employee and the Company entered into a Settlement and Release Agreement which provides, among other things, for the accelerated vesting of his 83,342 remaining options, the waiver of payment of the exercise price of those options, and the former employee's forfeiture of any right to severance payments, resulting in a charge of $556,725 for the quarter ended May 31, 2000.

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

The Company has announced that it intends to distribute to its shareholders, shares of common stock of Parago upon compliance with Securities and Exchange Commission (SEC) requirements applicable to CT Holdings and Parago in connection with the proposed spin-off and upon the expiration of a 180 day lockup agreement between the underwriters of Parago's proposed initial public offering and Parago. Compliance with SEC requirements and state law requirements could delay or prevent the completion

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2. CAPITAL TRANSACTIONS -- CONTINUED

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

NOTE 3.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

In the first quarter of fiscal year 2000, the Company accounted for its investment in Parago under the consolidation method. Through subsequent sale and distribution by Parago of shares of its common stock, the Company's ownership was reduced below 50% beginning in July 1999. As a result, beginning July 1999, the Company began accounting for its remaining investment in Parago under the equity method of accounting rather than the consolidated method. Prior to these events, the operating results of Parago were consolidated in the Company's consolidated financial statements. At August 31, 2000, the Company owns 45% of Parago's outstanding shares of common stock.

During the fourth quarter of fiscal year 2000 and the first quarter of fiscal year 2001, Parago raised an aggregate of $36,500,000, including $21,500,000 through the issuance of 430,000 shares of Series C Convertible Preferred Stock to THLee.Putnam Internet Partners LP, Dain Rauscher Wessels Investors LLC and Watershed Capital I, L.P. At the time of issuance, the Series C preferred stock is convertible into 4,300,000 shares of Parago common stock. In connection with the Series A, B, and C financing, the preferred stockholders were issued 3,300,000 warrants to purchase common stock. The warrants vest immediately and have a weighted average exercise price of $2.13.

The following is the unaudited condensed financial information of Parago at August 31, 2000 and for the three and six months then ended.


SUMMARIZED BALANCE SHEET                   AUGUST 31, 2000
------------------------                   ---------------
Current assets                             $    12,745,816
Noncurrent assets                               24,679,057
                                           ---------------
  Total assets                             $    37,424,873
                                           ===============

Current liabilities                        $    16,324,825
Long-term debt                                     669,556
                                           ---------------
  Total liabilities                             16,994,381
                                           ---------------
Redeemable common stock                          2,000,000
Shareholders' equity                            18,430,492
                                           ---------------
                                           $    37,424,873
                                           ===============

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
 SUMMARIZED STATEMENT OF OPERATIONS     AUGUST 31, 2000     AUGUST 31, 2000
-----------------------------------    ------------------   ----------------
  Revenues                                $   4,877,084       $   8,307,080
  Gross profit                                2,952,335           4,844,519
  Sales and marketing expenses                1,498,329           2,675,495
  Operating loss                             (8,652,958)        (17,692,172)
  Net loss                                   (8,663,953)        (17,737,174)

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4. COMMITMENTS AND CONTINGENCIES

On January 7, 1998, the Company's former Houston landlord filed a lawsuit against the Company alleging that the Company breached a certain lease covering the Company's former Houston office space. The suit seeks damages to date of approximately $486,000, plus attorney's fees, pre and post judgment interest and court costs. In July 1999, the parties reached an agreement in principle to settle the suit for $325,000 to be paid over nine months. This settlement was paid in full as of August 31, 2000.

In January 2000 the parties in the previously disclosed Vestcom v. Citadel lawsuit reached an agreement to settle the suit for the original amount of the warrants claimed (100,000 shares with an exercise price of $1.375 per share). This action was dismissed for want of prosecution on the announcement of settlement by the parties. Assuming Vestcom received actual or constructive notice of that dismissal near the time of its entry, the Company believes that the time to seek reinstatement of the case, a new trial, or review before the Court of Appeals has expired. However, as of the date of issuance of this Report, no binding agreement has been signed by both parties.

In July 2000, following mediation of the disputes between us and Janssen-Meyers Associates L.P. ("JMA"), we and JMA entered into an agreement to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October, 2001, subject to execution of definitive settlement documents and approval of the boards of directors of the companies. In August 1998, JMA filed a lawsuit against us arising out of an alleged 1995 contract with our predecessor "("Old Citadel"). The suit alleged that Old Citadel breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Old Citadel. As its damages, JMA claimed that it was entitled to, among other things, the cash value of 1.8 million $0.89 warrants valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. The Company has also filed a lawsuit against JMA to recover excess amounts charged by JMA in connection with related bridge loans.

In June 2000, the Company was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claim that they were damaged when they attempted to exercise certain warrants during a time when the Company's related registration statement could not be used. On June 29, 2000, the Company moved to transfer venue from Harris County, Texas, to Dallas County, Texas. On June 30, 2000, the Company answered (subject to its Motion to Transfer Venue). On July 28, 2000, also subject to its Motion to Transfer, the Company filed a third party petition against Yorkton Securities, Inc. and Yorkton Capital, Inc., which acted as the Fergusons' broker in connection with the transaction at issue. In the third party petition, the Company contends that the Yorkton entities are liable to the Company based on negligence and contribution for, among other things, failing to disclose to the Fergusons that the registration statement could not be used. The Company believes that the claims asserted by the Fergusons are without merit and will vigorously defend the claims and the Company will vigorously prosecute the claims it has filed against Yorkton Securities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  We are an incubator of Internet service companies that provides early stage ventures with a single source of management capital, as well as consulting on operations, marketing and strategic planning. Our incubator model is designed to enable the start up companies with whom we partner to become online market leaders in their industries. We began our Internet activities in 1999 with the formation of Parago, Inc., an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, online multimedia product demonstrations and manuals, and online customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. In May 2000, we acquired a minority interest in River Logic, Inc., which is headquartered in Beverly, Massachusetts and creates and operates integrated decision support networks for industries such as K-12 education, utilities, forest products, health care and others. These networks are designed to leverage the flow and processing of knowledge and information to provide a competitive advantage.

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

  Our core focus is on our incubation services, and we are currently analyzing various strategic alternatives for our Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing or joint venture arrangements or the sale of the business line. As a result, management believes that the results of operations for our Citadel Technology security software business will continue to be adversely affected in the future by our core focus on incubation services.

OVERVIEW OF OUR PARAGO SUBSIDIARY

  In January 1999, we announced that we had formed a subsidiary, Parago, Inc. (formerly How2.com), to implement our Internet and e-commerce strategies. Parago is an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides an online suite of continuous customer interaction offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management (including online rebate processing), proactive email, online surveys, online multimedia product demonstrations and manuals, and online customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced continuous customer interaction solutions are marketed across multiple industry lines.

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

  Parago has increased the number of its clients to approximately 170 as of August 31, 2000, which include leading national retailers, manufacturers and service providers. For Parago's quarter ended September 30, 2000, Parago reported record revenues of approximately $5,600,000, a 137% increase over the 1999 third quarter and a 40% increase from the second quarter of 2000.

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

  At August 31, 2000, we owned 20,000,000 shares of the common stock of Parago, representing 45.2% of the outstanding common stock of Parago (or 38.8% including preferred stock on an as-if-converted basis). As a result, we account for our ownership interest in Parago using the equity method of accounting. Since its inception, Parago has incurred net losses and now has a substantial accumulated deficit, which have had an impact upon and are reflected in our financial statements. For example, for the three and six month periods ended August 31, 2000, we recorded an "equity in loss of unconsolidated affiliate" of $159,632 and $1,060,884, respectively. We understand that Parago expects to incur net losses for the foreseeable future, and, even though our investment in Parago is currently carried at zero and will not be further reduced, we may record significant losses relating to our Parago subsidiary as it continues to develop its business services in the future if increases in Parago equity occur.

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

  Our Chief Executive Officer, Steven B. Solomon, serves on the board of directors of River Logic.

  In connection with our investment in River Logic, we also made two $300,000 bridge loans to River Logic that together are convertible into 800,000 shares, in the aggregate, of common stock that would represent approximately 3.8% of the currently outstanding capital stock of River Logic on a post conversion basis as of May 5, 2000. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon our demand and (iv) is prepayable by River Logic commencing on its third anniversary date. As a result of the transaction, we owned approximately 19% (22.2% in the event the bridge loans and other securities are converted in full) of the voting stock of River Logic as of May 5, 2000.

  The ESRN Assets consist of the EBSCO School Resource Network (ESRN Network), an educational network catering to kindergarten through 12th grade (K-12). The ESRN Network is designed to support school administrators, teachers, students and parents by providing them with a comprehensive set of tools and resources targeting their specific needs. The ESRN Network is comprised of learning applications that integrate EBSCO Industries' database of content relating to K-
12. The ESRN Network was acquired by a wholly-owned subsidiary of CT Holdings from a subsidiary of EBSCO Industries in connection with this transaction in exchange for 666,667 shares of CT Holdings' common stock. We have filed a resale registration statement relating to the shares of our common stock issued in connection with this transaction.

  As we hold a less than 20% ownership interest in River Logic the investment has been accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of River Logic is not included in the consolidated statements of operations.

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

LETTER OF INTENT WITH PERCLICK

  As part of our strategy to fund early stage Internet companies, we recently entered into a letter of intent with PerClick.com, Inc. and certain related entities relating to a transaction in which we would make an investment in PerClick. PerClick develops and markets billing and customer management software to Internet telephony service providers. PerClick's strategy is to act as an ASP or service bureau for companies in this market segment, providing turnkey hardware and software support for its clients. PerClick will support voice over internet protocol (VoIP) and voice over Net (VON) services for carriers, telephone companies, Internet service providers and Internet telephony service providers with products and services designed to provide comprehensive customer management, billing and other solutions. We currently anticipate that this transaction will close in the fourth quarter of calendar 2000. The letter of intent provides, among other things, that we will purchase shares of PerClick's preferred stock convertible into shares of PerClick's common stock representing up to 40% of the outstanding shares of PerClick's capital stock in exchange for a bridge loan of $130,000 and cash consideration for an aggregate investment of up to $4 million. A cash investment of $1 million will be made in PerClick stock at the closing of the transaction (inclusive of the bridge loan made prior to closing), and thereafter cash investments will be made on a quarterly basis over a one-year period based on projected cash flow requirements. Some of PerClick's shareholders will also have the option to sell us shares of PerClick stock in consideration of our payment of $640,000 in cash or an equal combination of cash and CT common stock, which payment would be credited against our $1 million payment obligation at closing. We will receive registration rights, rights of first refusal on sales by existing PerClick shareholders and representation on PerClick's board. There can be no assurance that the foregoing transaction will close in the fourth quarter of calendar 2000 or at all.

TERMINATION OF LETTER OF INTENT WITH IDEAVILLAGE.COM

  In the quarter ended August 31, 2000, we determined not to proceed with the previously announced letter of intent with ideavillage.com, based on the results of our due diligence review, and we mutually agreed with ideavillage.com to terminate the letter of intent.

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

     Before you invest in our common stock, you should be aware of various risks, including those described below. Investing in our common stock involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to purchase shares of our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

  In January 2000 we announced that we were changing our business model to focus on the incubation of early stage B2B ventures. Other than our formation and development of Parago, we have little experience in this area. As a consequence, our prior operating history may not provide a meaningful guide to our prospects in the emerging B2B market. Moreover, our new business model and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as B2B e-commerce. We may be unable to execute our strategy of developing our B2B incubation business due to numerous risks, including the following:

  . We may be unable to identify or develop relationships with attractive emerging B2B companies.

  . Any B2B companies that we are able to attract may not succeed and the value of our assets and the price of our common stock could consequently decline.

  . Our new business model is unproven and depends on the willingness of companies to participate in our incubator and collaborate with us and each other.

  . Our expenses will increase as we refocus on our new B2B incubation business model and seek to build the infrastructure necessary to implement this model.

  . We face competition from other incubators of B2B e-commerce companies, some of which are publicly traded companies, venture capital companies and large corporations; many of these competitors have greater financial resources and brand name recognition than we do, which may make it difficult for us to effectively compete.

  . We will require additional capital resources in order to implement our new B2B e-commerce business model and we may not be able to obtain these resources on attractive terms, if at all.

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

WE RECENTLY ANNOUNCED OUR ENTRY INTO A LETTER OF INTENT TO MAKE AN INVESTMENT IN PERCLICK.COM, INC. AND WE ANTICIPATE MAKING INVESTMENTS IN OTHER COMPANIES IN THE FUTURE; THERE CAN BE NO ASSURANCE, HOWEVER, THAT WE WILL COMPLETE OUR INVESTMENT IN PERCLICK OR IN ANY OTHER COMPANY OR, IF COMPLETED, ANY OF THESE INVESTMENTS WILL PROVE ATTRACTIVE.

  As part of our strategy to fund early stage Internet companies, we recently entered into a letter of intent with PerClick and its stockholders relating to a transaction in which we would make an investment in PerClick. The letter of intent provides, among other things, that we will purchase shares of PerClick preferred stock convertible into shares of PerClick's common stock representing up to 40% of the outstanding shares of PerClick's capital stock in exchange for a bridge loan of $130,000 and cash consideration for an aggregate investment of up to $4 million.

  We have not yet determined how we will finance the cash required to complete this investment. We anticipate closing the PerClick transaction in the third quarter of fiscal 2001, although our completion of this transaction is subject to a number of conditions and circumstances, many of which are beyond our control. Further, inasmuch as PerClick is an early-stage venture, it is difficult to judge its future prospects. Although we expect to make an investment in PerClick and other companies in the future, there can be no assurance that any of these investments will be completed or, if completed, will prove to be attractive.

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

RISKS RELATED TO OUR INTERNET SUBSIDIARY, PARAGO, INC.

  The following are some risks related to the business of Parago, Inc., our Internet subsidiary, and should be considered in addition to the risk factors described in this Report. Any of these factors could have a material adverse effect on us, as we owned 45.2% of the outstanding shares of common stock (or 38.8% including preferred stock on an as-if converted basis) of Parago at August 31, 2000. Parago filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of shares of its common stock in October 1999, but applied to withdraw this registration statement in March 2000. Parago plans to refile a registration statement covering its proposed initial public offering.

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

  Parago was formed in January 1999. Since its formation, Parago has:

     .  acquired its rebates operation in May 1999;

     .  launched its Web site in September 1999; and

     . completed the initial development of its online rebate application in December 1999.

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

PARAGO HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

  Parago had a net loss of approximately $8.7 million and $17.7 million for the three and six month periods ended August 31, 2000 and an accumulated deficit of approximately $57.1 million at August 31, 2000. Parago anticipates that its operating expenses will increase in the foreseeable future as Parago continues to develop its technology and applications, increase its sales and marketing activities, expand its outsourced solutions capabilities and improve its operational and financial systems. In addition, because its increasing expense levels are based, in part, on expectations of its future revenues, any decline in its revenues below its expectations would have a disproportionately adverse impact on its operating results. Accordingly, Parago expects to incur additional losses for the foreseeable future. If its revenues do not grow as Parago anticipates, Parago may never be profitable.

PARAGO'S REBATE AND RELATED SERVICES HAVE ACCOUNTED FOR SUBSTANTIALLY ALL OF ITS REVENUES SINCE INCEPTION, AND PARAGO EXPECTS TO DEPEND ON ITS PROMOTIONAL MANAGEMENT APPLICATION AND PROCESSING SERVICES FOR A SIGNIFICANT PORTION OF ITS REVENUES FOR THE FORESEEABLE FUTURE.

  Parago's rebate and related services accounted for substantially all of its total revenues for the three months ended August 31, 2000. Parago anticipates that revenues from its rebate solution will continue to constitute the major portion of its revenues for the foreseeable future. A decrease in the amount of promotional dollars spent on rebate programs by its clients or a decrease in the rebate service fees Parago receives would negatively impact its results of operations.

PARAGO IS DEPENDENT ON FOUR CLIENTS FOR A SUBSTANTIAL PORTION OF ITS BUSINESS.

  Parago is dependent upon its relationship with a small number of clients for a substantial portion of its existing and anticipated revenues. Four of its rebate clients accounted for approximately 86.9% of its aggregate invoiced revenue for the three months ended August 31, 2000. As a result of this concentration of sales, Parago's business, operating results or financial condition would suffer as a result of the termination of or adverse change in its relationship with any of these clients.

  In addition, Parago cannot assure you that its relationship with these clients will continue, or if continued, that the revenues from these clients will remain at current levels or increase in any future period. The initial term of its agreement with Staples expired in July 2000 and is in the process of being renewed. In addition, Staples' vendors may not use, or may discontinue their use of, Parago's rebate solution. Based on the nature of these agreements, Parago cannot assure you that Parago will generate significant revenues in future periods from any of its principal rebate clients. The loss of all or any part of Parago's relationship with any of these clients would seriously harm its business.

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

  Its quarterly operating results, as well as its operating results generally, may also vary depending on a number of factors, including but not limited to:

  . demand for its online promotional management and product information solutions;

  . fluctuations in the average promotion amount and number of the transactions processed by it;

  . seasonality in its clients' rebate promotions;

  . its ability to develop, introduce and market new applications and enhancements to its existing applications on a timely basis;

  . its ability to attract and retain clients and to generate client satisfaction;

  . changes in its pricing policies or those of its competitors;

  . changes in accounting standards and revenue recognition policies; and

  . costs related to the acquisition of technologies and businesses.

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

PARAGO'S BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION AND LOYALTY NECESSARY TO SUCCEED.

  Parago believes that broad recognition and favorable business perception of the Parago brand are essential to its future success. Accordingly, Parago is pursuing an aggressive brand-enhancement strategy, which includes advertising, trade shows, promotional programs and public relations activities. Successful positioning of its Parago brand will largely depend upon:

  . its ability to provide high quality service to its clients and their customers, including online and offline responses to customer inquiries regarding the status of their promotional proceeds;

  . the success of its promotional programs and public relations activities; and

  . the technical performance and visual appearance of its applications and Web site.

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

  Since formation in January 1999, Parago has employed many of its key personnel, including Steven B. Solomon, its Chairman, Kenneth R. Johnsen, its President and Chief Executive Officer, and the key employees in its finance, technology, legal, sales and marketing operations. Parago has applied for life insurance policies that would pay proceeds to it upon the death of Messrs. Solomon and Johnsen. Parago's business could be negatively impacted if it were to lose the services of one or more of these persons.


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

PARAGO'S BUSINESS IS VERY DEPENDENT ON ITS TECHNICAL SUPPORT AND SALES
PERSONNEL.

  Parago's future success depends on its ability to attract, hire, train and retain highly skilled personnel. In addition, Parago will need to add a significant number of new technical support and sales personnel to develop and market its existing and new applications. Competition for qualified personnel is intense, and Parago may fail to attract or retain these personnel, in which case its business would be negatively impacted. Parago expects to hire approximately 40 additional technical support and sales and marketing employees by the end of 2000.

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


PARAGO HAS NO REGISTERED TRADEMARKS AND MAY NOT RECEIVE ANY TRADEMARKS.

  Parago has filed 23 trademark applications with respect to trademarks that Parago has used or is using in connection with its business, but Parago has received no legal opinion and has not conducted full searches regarding the registrability of its marks. Parago has not conducted extensive searches regarding the availability of any of the trademarks for which Parago has filed applications. Parago has received no trademark registrations to date. Any of its trademarks may be successfully challenged or may not provide it with any competitive advantages. None of its trademarks may be registrable and other parties may have priority of use of such trademarks or variants thereof. Parago may not successfully carry out its business strategy of establishing a strong brand name for Parago if Parago cannot prevent others from using its trademarks. This could impair its ability to increase market share and revenues.

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

PARAGO IS DEPENDENT ON ITS DOMAIN NAMES, AND PARAGO COULD SUFFER LOSSES IF ITS DOMAIN NAMES ARE NOT PROTECTED.

  Parago currently owns and controls the Internet domain names that Parago currently uses, "www.parago.com" and "www.rebateshq.com" as well as approximately 300 various other names, and names that Parago acquired in acquisitions of businesses and assets that Parago does not currently use. Generally, Internet regulatory bodies regulate domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, Parago may not acquire or maintain the domain names "www.parago.com" and "www.rebateshq.com" in all of the countries in which Parago conducts business.

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

CAPACITY CONSTRAINTS AND SYSTEM FAILURES COULD HARM PARAGO'S BUSINESS.

  While Parago has not experienced capacity constraint or system failure problems in the past, if Parago cannot expand its systems in the future to cope with any increased demand, or its technology systems fail to perform properly, Parago could experience:

  . unanticipated disruptions in service;

  . slower response times;

  . decreased client service and satisfaction;

  . decreased customer service and satisfaction; or

  . delays in the introduction of new products and services.

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

PARAGO AND OUR COMPANY, CT HOLDINGS, COULD FACE POTENTIAL CONFLICTS OF INTERESTS RELATING TO EACH OTHER.

  . Because of Parago's relationship with us, and because we owned 45.2% of its outstanding shares of common stock at August 31, 2000, and because of our interlocking directors and officers, who collectively owned 16.7% of Parago's outstanding shares of common stock as of August 31, 2000, Parago and we are likely to face potential conflicts of interest relating to each other.

  . Executives, employees and consultants associated with us assisted in the development of Parago's business model. Steven B. Solomon, our CEO and President, is the founder, Chairman and CEO of Parago. In addition, Lawrence Lacerte, Victor K. Kiam II, and Steven B. Solomon serve as directors of both Parago and us.

  . Some of Parago's executive officers, key employees and directors also beneficially own, or hold options or warrants to purchase, approximately 30.4% of our outstanding common stock as of August 31, 2000. Steven B. Solomon owned approximately 11.0% of our common stock as of August 31, 2000.

  . Accordingly, conflicts of interest may arise from time to time between Parago and us, particularly with respect to the pursuit of overlapping business opportunities. Parago has not adopted any formal plan or arrangement to address these potential conflicts of interest and intends to review related-party transactions with CT Holdings on a case-by-case basis.

  . Because Parago has interlocking directors and officers with us, there may be inherent conflicts of interest for these directors and officers related to transactions between Parago and us. Directors may be required to abstain from voting with respect to matters involving both us and Parago. Parago may lose valuable management input from the directors and officers who have conflicts.

IN THE EVENT OF THE COMPLETION OF PARAGO'S INITIAL PUBLIC OFFERING, PARAGO'S STOCK PRICE IS LIKELY TO BE VERY VOLATILE.

  . Currently, Parago's common stock can not be bought or sold publicly. Although it is anticipated that the initial public offering price will be determined based on several factors, the market price after the offering may vary significantly from the initial offering price. The market price of Parago's common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors that are beyond its control. A decline in Parago's stock price will adversely affect our stock price.

  . Domestic and international stock markets often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, could adversely affect the market price of Parago's common stock.

  . The market prices for stocks of Internet-related and technology companies, particularly following an initial public offering, frequently increase to levels that bear no relationship to the operating performance of these companies. Those market prices generally are not sustainable and are subject to wide variations. If Parago's common stock trades at levels significantly above its initial public offering price, its common stock likely will experience a material decline.

  . Sales of a substantial number of shares of Parago's common stock in the public market after its initial public offering could depress the market price of the Parago common stock and could impair Parago's ability to raise capital through the sale of additional equity securities.

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

  We have been subject to substantial fluctuations in quarterly net revenues, and these fluctuations may occur in the future. Fluctuations may be caused by a number of factors, including:

  . the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

  . the introduction of competitive products by existing or new competitors;

  . reduced demand for any given product;

  . seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

  . the market's transition between operating systems.

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

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING.

Since inception, we have incurred losses, and at August 31, 2000, we had an accumulated deficit of $49,343,978 and our current liabilities exceeded our current assets by $197,705. Our ultimate success in fully implementing our new strategy, continuing our existing business line and meeting our cash flow obligations is dependent on our ability to raise additional capital, as to which there can be no assurances. While the Company currently believes that it has the ability to obtain additional equity or debt financing, we have received a commitment from our President to fund up to $1,500,000 of our expected operating cash flow needs through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due. We had used approximately $730,000 of this commitment, which amount had been repaid as of August 31, 2000. We also plan to sell stock in private equity financings during fiscal year 2001 to cover cash flow deficiencies not covered by the commitment by our President and to repay amounts advanced by our President. During the quarter ended August 31, 2000, we sold 2,500,000 restricted shares of common stock for $2,500,000 to certain members of our Board of Directors. We expect that our equity investee, Parago, will incur losses in the foreseeable future as it continues to develop and upgrade its technology and infrastructure, develop and expand its product and service offerings, establish and sustain relationships with manufacturers, retailers and service organizations.

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

RESULTS OF OPERATIONS

NET REVENUE

During the three months ended August 31, 2000, the Company had net sales of $175,360, a decrease of $726,459 or 80.6%, over net sales of $901,819 during the three months ended August 31, 1999. For the six months ended August 31, 2000, the Company had net sales of $352,209, a decrease of $750,183 or 68.1%, over net sales of $1,102,392 during the six months ended August 31, 1999. We attribute the decrease in our software product revenues for the three and six month periods ended August 31, 2000 to our focus on our activities as an Internet business incubator, as well as the deferral of OEM/system integrator purchases as a result of year 2000 issues, and the late introduction of desktop and network versions of our WinShield Secure PC products.

COST OF SALES, EXCLUDING DEPRECIATION AND AMORTIZATION

The costs and expenses incurred in connection with producing the Company's products were $2,060 during the three months ended August 31, 2000, a decrease of $19,796 or 90.6%, over cost of sales of $21,856 for the same period last year. For the six months ended August 31, 2000, cost of sales were $5,874, a decrease of $41,903 or 87.7%, over cost of sales of $47,777 for the six months ended August 31, 1999. As a percentage of sales, the Company's cost of sales for the three and six month periods ended August 31, 2000 were 1.2% and 1.7%, respectively, as compared to 2.4% and 4.3% for the three and six month periods ended August 31, 1999. This decrease was the result of the Company maintaining an increased supply of its product materials during the three and six month periods ended August 31, 2000 as compared to the lower supply maintained for the same periods last year, which required the Company to incur additional expenditures such as higher shipping costs to meet product orders.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended August 31, 2000 were $361,837 as compared to $890,907 for the three months ended August 31, 1999, or a decrease of $529,070 or 59.4%. For the six months ended August 31, 2000, selling, general and administrative expenses decreased $931,867 or 41.8% to $1,298,263 for the six month period ended August 31, 2000 as compared to $2,230,130 for the same period in prior year. The decrease in our selling, general and administrative expenses for the three and six month periods ended August 31, 2000 resulted primarily from the shift in our business to an Internet business incubator model and our decreased emphasis on selling and marketing activities related to our software business. Accordingly, we have incurred significantly lower costs in advertising, marketing and other general and administrative activities, as well as reduced employee and recruiting expenses, which resulted from our reduced headcount.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs charged to expense for the quarter ended August 31, 2000, were $0 as compared to $94,287 for the same period last year, or a decrease of $94,287, or 100.0%. For the six month period ended August 31, 2000, research and development costs charged to expense were $112,992 as compared to $244,870 for the same period last year, or a decrease of $131,878, or 53.9%.
For the three month periods ended August 31, 2000 and August 31, 1999, we capitalized $0 and $165,000, respectively. For the six month periods ended August 31, 2000 and August 31, 1999 we capitalized approximately $102,261 and $293,000, respectively. The decrease in costs capitalized for the three and six month periods ended August 31, 2000 related primarily to a decrease in the level of development work being performed by outside contract consultants when compared to the same periods last year. In fiscal 2000, we internally developed our WinShield Secure PC product ("Secure PC"), the total security solution for desktops, while we completed upgrading Secure PC to become Office 2000 compatible during the first quarter of fiscal year 2001.

NONRECURRING LITIGATION SETTLEMENT CHARGE

In July 2000, we entered into a settlement term sheet to resolve the disputes between us and Janssen-Meyers Associates L.P. ("JMA"), pursuant to which we and JMA agreed to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement is subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, we recorded approximately $1,912,500 as a nonrecurring charge related to the settlement of the litigation during the first fiscal quarter of 2001. We may be required to record additional charges (in the amount of the difference between $1,500,000 and the gross proceeds from the sales of the stock by JMA at the relevant periods) in the event our shares of common stock do not trade above $5 per share for five consecutive trading days during the guarantee periods.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense decreased $61,975, or 18.4%, to $274,341 for the three months ended August 31, 2000 from $336,316 for the three months ended August 31, 1999. For the six months ended August 31, 2000, depreciation and amortization expense was $571,185 compared to $658,709 for the same period in prior year, or a decrease of $87,524, or 13.3%. During the last quarter of the fiscal year 1999, the Company wrote-off approximately $1,400,000 of purchased software costs. This reduction in depreciation and amortization expense was offset by the commencement of amortization on certain capitalized product development costs.

OTHER INCOME (EXPENSE)

Interest expense for the three and six month periods ended August 31, 2000 were $1,235 and $2,144, respectively as compared to $3,642 and $15,120 for the same periods in prior year. This decrease in expenses resulted primarily from the Company having less interest bearing debt during these periods than we did in the same periods last year. Equity in loss of unconsolidated affiliate was $159,632 and $1,220,516 for the three and six month periods ended August 31, 2000, resulting primarily from Parago allocating a considerable amount of resources to development and sales of its business-to-business services. We expect that these losses would continue to be significant for at least the foreseeable future as our Internet subsidiary continues to develop its business services.

Included in other income (expense) for the six months ended August 31, 2000 and August 31, 1999 is a charge to earnings of $12,326 and $25,000, respectively, reserved in connection with the settlement of a number of lawsuits.

Other income of $26,338 during the quarter ended August 31, 2000 primarily represents interest income earned on notes receivable from affiliate during the quarter.

NET LOSS

As a result of the aforementioned, the Company, for the three months ended August 31, 2000, reported a net loss of $609,733 compared to a net loss of approximately $2,686,634 for the same period last year. For the six months ended August 31, 2000, the Company reported a net loss of $4,757,253 compared to a net loss of $4,760,697 for the six months ended August 31, 1999.

DIVIDENDS ON PREFERRED STOCK

For the six months ended August 31, 1999, preferred stock dividends consisted primarily of dividends accrued on Series D preferred stock. In June 1999, the Company converted the $2,000,000 of Series D preferred stock, plus dividends in arrears of approximately $238,000, into 2,081,937 shares of the Company's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at August 31, 2000 were $1,096,859.

Cash flows used in operations were $1,463,165 for the six months ended August 31, 2000, as compared to $2,731,171 for the six months ended August 31, 1999. The decrease results primarily from an increase in our accrued liabilities resulting primarily from our nonrecurring legal settlement charge, offset by an increase in other accounts receivable related to shares of common stock sold on August 21, 2000 in which part of the proceeds were received after August 31, 2000.

Cash flows used for investing activities were $600,000 for the six months ended August 31, 2000 as compared to cash used of $82,569 for the same period last fiscal year. The change results from an increase in notes receivable from affiliates related to the bridge loan issued to River Logic, Inc.

Cash flows provided by financing activities were $2,452,612 for the six months ended August 31, 2000, as compared to $684,408 for the six months ended August 31, 1999. The increase primarily results from the sale of our common stock during the six months ended August 31, 2000 for $2,500,000 and the issuance of common stock through the exercise of stock options and warrants for $36,400.

As a result of the aforementioned factors, cash and cash equivalents increased by $389,447 for the six months ended August 31, 2000, versus a decrease of $2,129,332 for the same period last fiscal year.

Since inception, we have incurred losses, and at August 31, 2000, we had an accumulated deficit of $49,343,978 and our current liabilities exceed our current assets by $197,705. Our ultimate success in fully implementing our new strategy, continuing our existing business line and meeting our cash flow obligations is dependent on our ability to raise additional capital, as to which there can be no assurances. While the Company currently believes that it has the ability to obtain additional equity or debt financing, we have received a commitment from our President to fund up to $1,500,000 of our expected operating cash flow needs through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due. We had used approximately $730,000 of this commitment through July 17,2000; however, this amount has been repaid as of August 31, 2000. We also plan to sell stock in private equity financings during fiscal year 2001 to cover cash flow deficiencies not covered by the commitment by our President. We expect that our equity investee, Parago, will incur losses in the foreseeable future as it continues to develop and upgrade its technology and infrastructure, develop and expand its product and service offerings, establish and sustain relationships with manufacturers, retailers and service organizations.

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

ITEM 1.   LEGAL PROCEEDINGS

  Set forth below are certain litigation matters in which we are a party. We believe that we have meritorious defenses and will vigorously defend ourselves. However, an unfavorable resolution of or settlement or defense costs related to one or more of these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

  In January 2000 the parties in the previously disclosed Vestcom v. Citadel lawsuit reached an agreement to settle the suit for the original amount of the warrants claimed (100,000 shares with an exercise price of $1.375 per share). This action was dismissed for want of prosecution on the announcement of settlement by the parties. Assuming Vestcom received actual or constructive notice of that dismissal near the time of its entry, the Company believes that the time to seek reinstatement of the case, a new trial, or review before the Court of Appeals has expired. However, as of the date of issuance of this Report, no binding agreement has been signed by both parties.

In July 2000, following mediation of the disputes between us and Janssen-Meyers Associates L.P. ("JMA"), we and JMA entered into an agreement to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October, 2001, subject to execution of definitive settlement documents and approval of the boards of directors of the companies. In August 1998, JMA filed a lawsuit against us arising out of an alleged 1995 contract with our predecessor "("Old Citadel"). The suit alleged that Old Citadel breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Old Citadel. As its damages, JMA claimed that it was entitled to, among other things, the cash value of 1.8 million $0.89 warrants valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. The Company has also filed a lawsuit against JMA to recover excess amounts charged by JMA in connection with related bridge loans.

  In June 2000, the Company was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claim that they were damaged when they attempted to exercise certain warrants during a time when the Company's related registration statement could not be used. On June 29, 2000, the Company moved to transfer venue from Harris County, Texas, to Dallas County, Texas. On June 30, 2000, the Company answered (subject to its Motion to Transfer Venue). On July 28, 2000, also subject to its Motion to Transfer, the Company filed a third party petition against Yorkton Securities, Inc. and Yorkton Capital, Inc., which acted as the Fergusons' broker in connection with the transaction at issue. In the third party petition, the Company contends that the Yorkton entities are liable to the Company based on negligence and contribution for, among other things, failing to disclose to the Fergusons that the registration statement could not be used. The Company believes that the claims asserted by the Fergusons are without merit and will vigorously defend the claims, and the Company will vigorously prosecute the claims it has filed against Yorkton Securities.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

During the fiscal quarter ended August 31, 2000, the Company sold 2,500,000 restricted shares of its common stock to two of its directors pursuant to private placements to accredited investors under Section 4(2) of the Securities Act, for proceeds of $2,500,000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Ex - 27   Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

The Company filed a Current Report on Form 8-K during the quarter ended August 31, 2000 related to its acquisition of a minority interest in River Logic.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             CT HOLDINGS, INC.
             (REGISTRANT)


Date: October 16, 2000  By: /s/ STEVEN B. SOLOMON
             Steven B. Solomon, President and Chief Executive Officer (Duly Authorized Signatory and Principal Executive
             and Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION

27                Financial Data Schedule


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF CT HOLDINGS, INC. FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONSOLIDATED FINANCIAL STATEMENTS.

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM (A) THE CONSOLIDATED FINANCIAL STATEMENTS OF CT HOLDINGS, INC. FOR THE QUARTER ENDED AUGUST 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH (B) FINANCIAL STATEMENTS.