Form 10-Q
period 2000-09-30
CT HOLDINGS INC
filed 2000-11-16
CIK 752789

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         Class                                 Outstanding at November 8, 2000

Common Stock, Par value $.01 per share         49,660,712

Transitional Small Business Disclosure Format Yes [_] No [X]

                               CT HOLDINGS, INC.
                                  FORM 10-QSB
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION




                                                                            Page
                                                                            ----
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets

           as of September 30, 2000 and February 29, 2000 ...................  3

        Condensed Consolidated Statements of Operations

           for the three and seven months ended September 30, 2000 and 1999 .  5

        Condensed Consolidated Statements of Cash Flow

           for the seven months ended September 30, 2000 and 1999 ..........   6

        Notes to Condensed Consolidated Financial Statements .............     7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................



                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings .................................................

Item 2. Changes in Securities and Use of Proceeds .........................

Item 5. Other Information  ................................................

Item 6. Exhibits and Reports on Form 8-K ..................................

Signatures ................................................................

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               CT HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,    FEBRUARY 29,
                                          ASSETS                       2000              2000
                                                                   -----------      ------------
                                                                   (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                      $1,310,840        $  707,412
     Accounts receivable, less allowance for returns and
        doubtful accounts of $1,100,000 and $1,100,000                 168,027            55,241
     Accounts receivable, other                                         24,000                --
     Notes receivable from related parties                             208,934           208,934
     Notes receivable from affiliates                                  600,000                --
     Inventory                                                          76,733            80,617
     Prepaid expenses                                                   19,631            78,535
                                                                    ----------        ----------

     Total current assets                                            2,408,165         1,130,739

INVESTMENT IN UNCONSOLIDATED AFFILIATES                              2,755,775           827,350

PROPERTY AND EQUIPMENT, net                                            126,598           228,102

PURCHASED SOFTWARE, net of accumulated
     amortization of $1,729,648 and $1,505,536                         322,752           546,864

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $1,105,760 and $785,762        726,936           944,674

OTHER ASSETS                                                            42,095           154,308
                                                                    ----------        ----------

                                                                    $6,382,321        $3,832,037
                                                                    ==========        ==========

       The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                           SEPTEMBER 30,        FEBRUARY 29,
           LIABILITIES AND STOCKHOLDERS' EQUITY                                2000                 2000
                                                                           -------------        ------------
                                                                           (UNAUDITED)
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                $    708,815         $  1,030,501
      Accrual for legal settlement                                            1,912,500                   --
      Payable to affiliate                                                       71,299               71,299
      Current maturities of long-term debt                                      150,000              150,000
      Notes payable                                                              27,500              111,288
                                                                           ------------         ------------

      Total current liabilities                                               2,870,114            1,363,088

      Total liabilities                                                       2,870,114            1,363,088

COMMITMENTS AND CONTINGENCIES                                                        --                   --

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value per share; authorized 60,000,000 shares; issued, 53,825,325 shares at September 30,
        2000 and 50,136,400 shares at February 29, 2000                         538,253              501,364
      Preferred stock, $.01 par value per share;
        authorized 1,000,000 shares; issued and outstanding
        Series B convertible, 50 shares (liquidation value $50,000)                   1                    1
      Additional paid-in capital                                             56,356,829           50,390,070
      Accumulated deficit                                                   (49,547,115)         (44,586,725)
      Notes receivable for exercise of options/warrants                      (1,335,522)          (1,335,522)
      Treasury stock, at cost (4,164,613 shares)                             (2,500,239)          (2,500,239)
                                                                           ------------         ------------

      Total stockholders' equity                                              3,512,207            2,468,949
                                                                           ------------         ------------

                                                                           $  6,382,321         $  3,832,037
                                                                           ============         ============

        The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED       SEVEN MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                         2000               1999       2000           1999
                                                  -------------       ------------   ---------     ----------
                                                    (UNAUDITED)       (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Net sales                                         $     200,614       $    793,030    $   412,825   $1,175,617

Cost of sales, excluding depreciation and
         amortization                                     2,316              6,981         47,900
                                                  -------------       ------------    -----------  -----------
         Gross profit                                   198,298            772,920        405,844    1,127,717

Operating expenses
    Selling, general and administrative
            expense                                     458,378            662,898      1,474,777    2,473,620
    Research and development expenses                        --             94,287        112,992      244,870
    Nonrecurring litigation settlement charge                --                 --      1,912,500           --
    Depreciation and amortization expense               269,335            428,350        657,828      855,998
                                                  -------------       ------------    -----------  -----------
                                                        727,713          1,185,535      4,158,097    3,574,488
                                                  -------------       ------------    -----------  -----------
    Operating loss                                     (529,415)          (412,615)    (3,752,253)  (2,446,771)

Other income (expense)
    Interest (expense)                                     (352)            (2,923)        (1,883)     (16,134)
    Settlement of lawsuits                               (9,232)           (46,500)       (15,076)     (25,000)
    Other                                                15,000             54,851         29,338       21,555
    Equity in loss of unconsolidated
            affiliate                                  (105,734)        (3,779,733)    (1,220,516)  (4,855,462)
                                                  -------------       ------------    -----------  -----------
                                                       (100,318)        (3,774,305)    (1,208,137)  (4,875,041)
                                                  -------------       ------------    -----------  -----------

                                Net loss               (629,733)        (4,186,920)    (4,960,390)  (7,321,812)

Preferred stock dividend requirement                         --             (9,041)            --      (64,493)
                                                  -------------       ------------    -----------  -----------
Net loss allocable to common
           stockholders                           $    (629,733)      $ (4,195,961)   $(4,960,390) $(7,386,305)
                                                  =============       ============    ===========  ===========

Loss per share - basic and diluted

         Net loss per share                       $       (0.01)      $      (0.10)   $     (0.10) $     (0.18)
                                                  =============       ============    ===========  ===========

Weighted average shares outstanding                  48,252,675         43,192,209     47,289,391   41,851,728
                                                  =============       ============    ===========  ===========

        The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SEVEN MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  2000                 1999
                                                              ------------         ------------
                                                                (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                       $ (4,960,390)        $ (7,321,812)
      Adjustments to reconcile net loss to net cash
           used by operating activities
                Depreciation and amortization                      657,828              855,998
                Equity in loss of unconsolidated affiliate       1,220,516            4,855,462
                Common stock and options issued as payment
                      of expenses                                   30,439                   --
                Noncash employee severance                         556,725                   --
      Changes in operating assets and liabilities
           Accounts receivable                                    (136,786)            (218,828)
           Notes receivable from related parties                        --                5,201
        Prepaid expenses                                            58,904              131,865
           Inventory                                                 3,884                 (656)
           Software development costs                             (102,261)            (313,376)
           Accounts payable and accrued expenses                  (321,686)          (1,038,877)
           Accrual for legal settlement                          1,912,500              289,907
        Other assets                                              (168,857)             102,302
                                                              ------------         ------------
      NET CASH USED BY OPERATING ACTIVITIES                     (1,249,184)          (2,652,814)

CASH FLOWS FROM INVESTING ACTIVITIES
      Increase in notes receivable from affiliates                (600,000)                  --
      Capital expenditures                                              --              (70,388)
      Cash contributions to unconsolidated affiliate                    --             (140,786)
      Reduction in cash due to deconsolidation of Parago, Inc.          --           (1,176,292)
                                                              ------------         ------------
      NET CASH USED BY INVESTING ACTIVITIES                       (600,000)          (1,387,466)

CASH FLOW FROM FINANCING ACTIVITIES
      Payments on notes payable                                   (433,788)            (219,347)
      Proceeds from notes payable                                  350,000                   --
      Proceeds from sale of common stock                         2,536,400              873,258
                                                              ------------         ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,452,612              653,911
                                                              ------------         ------------
      Net increase (decrease) in cash
        and cash equivalents                                       603,428           (3,386,369)
      Cash and cash equivalents at the beginning
        of the period                                              707,412            3,386,369
                                                              ------------         ------------
      Cash and cash equivalents at the end
        of the period                                         $  1,310,840         $         --
                                                              ============         ============

The accompanying notes are an integral part of these statements.

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

CT Holdings, Inc., formerly Citadel Technology, Inc., and its majority-owned subsidiaries (collectively, "CT Holdings") is an incubator of Internet service companies that provides early stage ventures with a single source of management capital, as well as consulting on operations, marketing and strategic planning. Its incubator model is designed to enable the start up companies with whom it partners to become online market leaders in their industries. CT Holdings began its Internet activities in 1999 with the formation of Parago, Inc., an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, online multimedia product demonstrations and manuals, and online customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. In May 2000, CT Holdings acquired a minority interest in River Logic, Inc., which is headquartered in Beverly, Massachusetts and creates and operates integrated decision support networks for industries such as K-12 education, utilities, forest products, health care and others. These networks are designed to leverage the flow and processing of knowledge and information to provide a competitive advantage. Inherent in the incubation of early stage ventures are risks that our investments may become impaired and could result in the complete loss of the Company's investments. (See Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - General Risks).

In addition to its incubation business, CT Holdings continues to operate its "Citadel Technology" security software line, which is focused on developing and marketing security and administration software products for both computer networks and desktop personal computers. Its integrated, easy-to-use software products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. These software products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. The Citadel Technology software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity.

CT Holdings' core focus is on its incubation services, and CT Holdings is currently analyzing various strategic alternatives for its Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing or joint venture arrangements or the sale of the business line. As a result, management believes that the results of operations for the Citadel Technology security software business will continue to be adversely affected in the future by CT Holdings' core focus on incubation services.

The consolidated financial statements of CT Holdings as of September 30, 2000 and for the three and seven month periods ended September 30, 2000 and September 30, 1999 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations for the interim period. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CT Holdings' Form 10-KSB for the year ended February 29, 2000. The results of operations for the three and seven month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year (see "Part II. Item 1. Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Factors"). All significant intercompany accounts and transactions have been eliminated.

In October 2000, CT Holdings changed its fiscal year end from February 28 to December 31. Therefore, the seven months ended September 30, 2000 represents the period from March 1, 2000 through September 30, 2000. The fiscal year ending December 31, 2000 will be a transition period consisting of a ten month period.

Principles  of Accounting for Ownership Interests in Investees

The ownership interests that the Company holds in Parago, Inc. ("Parago"), formerly How2.com, and River Logic, Inc. ("River Logic") as of September 30, 2000 have been accounted for under the equity method for Parago and the cost method for River Logic. The Company records its investments in equity-method and cost-method investees on its consolidated balance sheets as "Investment in Unconsolidated Affiliates" and its share of the equity-method investee's losses in "Equity in Loss of Unconsolidated Affiliate."

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1. BASIS OF PRESENTATION -- CONTINUED


For the three and seven month periods ended September 30, 2000, the Company's investment in Parago is presented under the equity method of accounting, because the Company has the ability to exercise significant influence, but not control, over the investee. Significant influence generally represents an ownership interest of the affiliate's voting stock of between 20% and 50%. Accordingly, under the equity method of accounting, the Company's share of the investee's income or losses is included in the consolidated statements of operations. Under the equity method, when Parago sells its common stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. The Company records a contribution to additional paid in capital representing the difference between the carrying value of the Company's investment and its proportionate share of the underlying net book value of the affiliate after sales of the affiliate's common stock to unrelated parties. The Company's share of any changes in the affiliate's net book value due to stock based compensation incurred by the affiliate is recorded as income by the Company within the "equity in loss of unconsolidated affiliate." If the carrying value of the Company's net investment falls below zero, the Company is required by the guidelines set forth under the equity method of accounting to discontinue applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized during the period the equity method was suspended are recovered by income or an increase in equity. As of September 30, 2000, the Company's share of Parago's net losses during the period the equity method was suspended was approximately $8 million. The Company continues to hold 20,000,000 shares of common stock of Parago at September 30, 2000.

Because the Company owned less than 20% of the ownership interest in River Logic at September 30, 2000 the investment has been accounted for under the cost method of accounting. Under this method, the Company's share of the income or losses of River Logic is not included in the Company's consolidated statements of operations. As discussed above, our investment in Parago was reduced to below zero for accounting purposes and, therefore, not recognized on our consolidated balance sheet at September 30, 2000. Accordingly, the investment in affiliate at September 30, 2000 represents our investment in River Logic.

Reclassifications

Certain amounts for the three and seven month periods ended September 30, 1999 have been reclassified to conform to the presentation for the three and seven month periods ended September 30, 2000.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options. Diluted loss per common share includes the dilutive effect of options and warrants calculated using the treasury stock method, and, includes the effect of convertible preferred stock using the if-converted method. Stock options and warrants to purchase 5,784,105 shares of common stock have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. In addition, approximately 41,000 shares (based on the price per share for the Company's common stock on September 30, 2000), which would be issued upon the conversion of Series B preferred stock, have been excluded from the computation of loss per share.

Cash Flow Requirements

Since inception, we have incurred losses, and at September 30, 2000, we had an accumulated deficit of $49,547,115 and our current liabilities exceeded our current assets by $461,949. Our ultimate success in fully implementing our new strategy, continuing our existing business line and meeting our cash flow obligations is dependent on our ability to raise additional capital, as to which there can be no assurances. While the Company currently believes that it has the ability to obtain additional equity or debt financing, we have received a commitment from our President to fund up to $1,500,000 of our expected operating cash flow needs through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due. We had used approximately $400,000 of this commitment through July 17, 2000; however, this amount was repaid to our President as of September 30, 2000. We also plan to sell stock in private equity financings during fiscal year 2001 to cover cash flow deficiencies not covered by the

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1. BASIS OF PRESENTATION -- CONTINUED

commitment by our President. During the quarter ended September 30, 2000, we sold 2,500,000 restricted shares of common stock to members of our Board of Directors for $2,500,000. We expect that our equity investee, Parago, will incur losses in the foreseeable future as it continues to develop and upgrade its technology and infrastructure, develop and expand its product and service offerings, establish and sustain relationships with manufacturers, retailers and service organizations. If Parago does not complete an initial public offering or find an alternative source of funds, its business and results of operations will be seriously harmed.

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

NOTE 2. CAPITAL TRANSACTIONS

During the quarter ended September 30, 2000, CT Holdings sold 2,500,000 restricted shares of its common stock to two members of its Board of Directors for $2,500,000.

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

NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In the first quarter of fiscal year 2000, the Company accounted for its investment in Parago under the consolidation method. Through subsequent sale and distribution by Parago of shares of its common stock, the Company's ownership was reduced below 50% beginning in July 1999. As a result, beginning July 1999, the Company began accounting for its remaining investment in Parago under the equity method of accounting rather than the consolidated method. Prior to these events, the operating results of Parago were consolidated in the Company's consolidated financial statements. At September 30, 2000, the Company owns 45% of Parago's outstanding shares of common stock.

From January to March 2000, Parago raised an aggregate of $36,500,000, including $21,500,000 through the issuance of 430,000 shares of Series C Convertible Preferred Stock to THLee.Putnam Internet Partners LP, Dain Rauscher Wessels Investors LLC and Watershed Capital I, L.P. At the time of issuance, the Series C preferred stock is convertible into 4,300,000 shares of Parago common stock. In addition, in September 2000, Parago sold an additional $10,000,000 in Series D Preferred Stock to THLee.Putnam and Watershed Capital, with a commitment for and additional $5,000,000 from THLee.Putnam subject to customary closing conditions including satisfaction of Hart-Scott-Rodino requirements related to the investment. In connection with the Series A, B, C and D preferred stock financings, the preferred stockholders were issued approximately 5,618,000 warrants to purchase common stock. The warrants vest immediately and have a weighted average exercise price of $1.25.

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3.  INVESTMENT IN UNCONSOLIDATED AFFILIATE -- CONTINUED

The following is the unaudited condensed financial information of Parago at September 30, 2000 and for the three and seven months then ended.

SUMMARIZED BALANCE SHEET     SEPTEMBER 30, 2000
------------------------     ------------------
Current assets               $       13,949,928
Noncurrent assets                    24,046,727
                             ------------------
         Total assets        $       37,996,665
                             ==================

Current liabilities          $       16,509,538
Long-term debt                        1,326,415
                             ------------------
         Total liabilities           17,835,953
                             ------------------
Redeemable common stock               2,000,000
Shareholders' equity                 18,160,702
                             ------------------
                             $       37,996,655
                             ==================

                                                   THREE MONTHS ENDED  SEVEN MONTHS ENDED
   SUMMARIZED STATEMENT OF OPERATIONS              SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
   ----------------------------------              ------------------  -----------------
         Revenues                                    $   5,564,207     $  10,583,482
         Operating expenses                             13,477,343        30,681,566
         Loss on sale of assets                          1,490,000         1,490,000
         Net loss                                       (9,464,618)      (21,678,517)

NOTE 4. COMMITMENTS AND CONTINGENCIES

On January 7, 1998, the Company's former Houston landlord filed a lawsuit against the Company alleging that the Company breached a certain lease covering the Company's former Houston office space. The suit seeks damages to date of approximately $486,000, plus attorney's fees, pre and post judgment interest and court costs. In July 1999, the parties reached an agreement in principle to settle the suit for $325,000 to be paid over nine months. This settlement was paid in full as of September 30, 2000.

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

In July 2000, following mediation of the disputes between us and Janssen-Meyers Associates L.P. ("JMA"), we and JMA entered into an agreement to settle the lawsuit for $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October, 2001, subject to execution of definitive settlement documents and approval of the boards of directors of the companies. The Company recorded an estimated accrual for legal settlement as of May 31, 2000 for $1,912,500. The Company may be required to record additional charges (in the amount of the difference between $1.5 million and the gross proceeds from the sales of the stock by JMA at the relevant periods) in the event its shares of common stock do not trade above $5 per share for the five consecutive trading days during the guarantee periods. In August 1998, JMA filed a lawsuit against us arising out of an alleged 1995 contract with our predecessor "("Old Citadel"). The suit alleged that Old Citadel breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Old Citadel. As its damages, JMA claimed that it was entitled to, among other things, the cash value of 1.8 million $0.89 warrants valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. The Company has also filed a lawsuit against JMA to recover excess amounts charged by JMA in connection with related bridge loans.

CT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4. COMMITMENTS AND CONTINGENCIES -- CONTINUED

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

    Parago has increased the number of its clients to approximately 175 as of September 30, 2000, which include leading national retailers, manufacturers and service providers. For Parago's quarter ended September 30, 2000, Parago reported record revenues of approximately $5,600,000, a 137% increase over the 1999 third quarter and a 40% increase from the second quarter of 2000.

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

    At September 30, 2000, we owned 20,000,000 shares of the common stock of Parago, representing less than 50% of the outstanding common stock of Parago. As a result, we account for our ownership interest in Parago using the equity method of accounting. Since its inception, Parago has incurred net losses and now has a substantial accumulated deficit, which have had an impact upon and are reflected in our financial statements. For example, for the three and seven month periods ended September 30, 2000, we recorded an "equity in loss of unconsolidated affiliate" of $105,734 and $1,220,516, respectively. We understand that Parago expects to incur net losses for the foreseeable future, and, even though our investment in Parago is currently carried at zero and will not be further reduced, we may record significant losses relating to our Parago subsidiary as it continues to develop its business services in the future if increases in Parago equity occur.

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

TERMINATION OF LETTERS OF INTENT

    In the quarter ended September 30, 2000, we determined not to proceed with the previously announced letters of intent with ideavillage.com and PerClick.com, based on the results of our due diligence reviews.

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

            RISKS RELATED TO OUR INTERNET SUBSIDIARY, PARAGO, INC.

    The following are some risks related to the business of Parago, Inc., our Internet subsidiary, and should be considered in addition to the risk factors described in this Report. Any of these factors could have a material adverse effect on us, as we owned 20,000,000 of the outstanding shares of common stock of Parago at September 30, 2000. Parago filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of shares of its common stock in October 1999, but applied to withdraw this registration statement in March 2000. Parago plans to refile a registration statement covering its proposed initial public offering.

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

PARAGO HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

    Parago had a net loss of approximately $9.5 million and $21.7 million for the three and seven month periods ended September 30, 2000 which includes an estimated loss on the sale of 2Lane assets of $1.5 million. Parago also has an accumulated deficit of approximately $59.5 million at September 30, 2000. Parago anticipates that its operating expenses will increase in the foreseeable future as Parago continues to develop its technology and applications, increase its sales and marketing activities, expand its outsourced solutions capabilities and improve its operational and financial systems. In addition, because its increasing expense levels are based, in part, on expectations of its future revenues, any decline in its revenues below its expectations would have a disproportionately adverse impact on its operating results. Accordingly, Parago expects to incur additional losses for the foreseeable future. If its revenues do not grow as Parago anticipates, Parago may never be profitable.

PARAGO'S REBATE AND RELATED SERVICES HAVE ACCOUNTED FOR SUBSTANTIALLY ALL OF ITS REVENUES SINCE INCEPTION, AND PARAGO EXPECTS TO DEPEND ON ITS PROMOTIONAL MANAGEMENT APPLICATION AND PROCESSING SERVICES FOR A SIGNIFICANT PORTION OF ITS REVENUES FOR THE FORESEEABLE FUTURE.

    Parago's rebate and related services accounted for substantially all of its total revenues for the three months ended September 30, 2000. Parago anticipates that revenues from its rebate solution will continue to constitute the major portion of its revenues for the foreseeable future. A decrease in the amount of promotional dollars spent on rebate programs by its clients or a decrease in the rebate service fees Parago receives would negatively impact its results of operations.

PARAGO IS DEPENDENT ON FOUR CLIENTS FOR A SUBSTANTIAL PORTION OF ITS BUSINESS.

    Parago is dependent upon its relationship with a small number of clients for a substantial portion of its existing and anticipated revenues. Four of its rebate clients accounted for approximately 87.0% of its aggregate invoiced revenue for the three months ended September 30, 2000. As a result of this concentration of sales, Parago's business, operating results or financial condition would suffer as a result of the termination of or adverse change in its relationship with any of these clients.

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

    Since formation in January 1999, Parago has employed many of its key personnel, including Steven B. Solomon, its Chairman, Kenneth R. Johnsen, its President and Chief Executive Officer, and the key employees in its finance, technology, legal, sales and marketing operations. Parago has life insurance policies that would pay proceeds to it upon the death of Messrs. Solomon and Johnsen. Parago's business could be negatively impacted if it were to lose the services of one or more of these persons.

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

PARAGO AND OUR COMPANY, CT HOLDINGS, COULD FACE POTENTIAL CONFLICTS OF INTERESTS RELATING TO EACH OTHER.

     . Because of Parago's relationship with us, and because we owned 20,000,000 of its outstanding shares of common stock at September 30, 2000, and because of our interlocking directors and officers, who collectively owned 16.7% of Parago's outstanding shares of common stock as of September 30, 2000, Parago and we are likely to face potential conflicts of interest relating to each other.

     . Executives, employees and consultants associated with us assisted in the development of Parago's business model. Steven B. Solomon, our CEO and President, is the founder, Chairman and CEO of Parago. In addition, Lawrence Lacerte, Victor K. Kiam II, and Steven B. Solomon serve as directors of both Parago and us.

     . Some of Parago's executive officers, key employees and directors also beneficially own, or hold options or warrants to purchase, approximately 30.4% of our outstanding common stock as of September 30, 2000. Steven B. Solomon owned approximately 11.0% of our common stock as of September 30, 2000.

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

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING.

Since inception, we have incurred losses, and at September 30, 2000, we had an accumulated deficit of $49,547,115 and our current liabilities exceeded our current assets by $461,949. Our ultimate success in fully implementing our new strategy, continuing our existing business line and meeting our cash flow obligations is dependent on our ability to raise additional capital, as to which there can be no assurances. While the Company currently believes that it has the ability to obtain additional equity or debt financing, we have received a commitment from our President to fund up to $1,500,000 of our expected operating cash flow needs through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due. We had used approximately $400,000 of this commitment, which amount had been repaid as of September 30, 2000. We also plan to sell stock in private equity financings during fiscal year 2001 to cover cash flow deficiencies not covered by the commitment by our President and to repay amounts advanced by our President. During the quarter ended September 30, 2000, we sold 2,500,000 restricted shares of common stock for $2,500,000 to certain members of our Board of Directors. We expect that our equity investee, Parago, will incur losses in the foreseeable future as it continues to develop and upgrade its technology and infrastructure, develop and expand its product and service offerings, establish and sustain relationships with manufacturers, retailers and service organizations.

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

RESULTS OF OPERATIONS

NET REVENUE

During the three months ended September 30, 2000, the Company had net sales of $200,614, a decrease of $592,416 or 74.7%, over net sales of $793,030 during the three months ended September 30, 1999. For the seven months ended September 30, 2000, the Company had net sales of $412,825, a decrease of $762,792 or 64.9%, over net sales of $1,175,617 during the seven months ended September 30, 1999. We attribute the decrease in our software product revenues for the three and seven month periods ended September 30, 2000 to our focus on our activities as an Internet business incubator and the late introduction of desktop and network versions of our WinShield Secure PC products.

COST OF SALES, EXCLUDING DEPRECIATION AND AMORTIZATION

The costs and expenses incurred in connection with producing the Company's products were $2,316 during the three months ended September 30, 2000, a decrease of $17,794 or 88.5%, over cost of sales of $20,110 for the same period last year. For the seven months ended September 30, 2000, cost of sales were $6,981, a decrease of $40,919 or 85.4%, over cost of sales of $47,900 for the seven months ended September 30, 1999. As a percentage of sales, the Company's cost of sales for the three and seven month periods ended September 30, 2000 were 1.2% and 1.7%, respectively, as compared to 2.5% and 4.1% for the three and seven month periods ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2000 were $458,378 as compared to $757,185 for the three months ended September 30, 1999, or a decrease of $298,807 or 39.5%. For the seven months ended September 30, 2000, selling, general and administrative expenses decreased $998,843 or 40.4% to $1,474,777 for the seven month period ended September 30, 2000 as compared to $2,473,620 for the same period in prior year. The decrease in our selling, general and administrative expenses for the three and seven month periods ended September 30, 2000 resulted primarily from the shift in our business to an Internet business incubator model and our decreased emphasis on selling and marketing activities related to our software business. Accordingly, we have incurred significantly lower costs in advertising, marketing and other general and administrative activities, as well as reduced employee and recruiting expenses, which resulted from our reduced headcount.

RESEARCH AND DEVELOPMENT EXPENSE

For the seven month period ended September 30, 2000, research and development costs charged to expense were $112,992 as compared to $244,870 for the same period last year, or a decrease of $131,878, or 53.9%. For the three month periods ended September 30, 2000 and September 30, 1999, we capitalized $0 and $165,000, respectively. For the seven month periods ended September 30, 2000 and September 30, 1999 we capitalized approximately $102,261 and $293,000, respectively. The decrease in costs capitalized for the three and seven month periods ended September 30, 2000 related primarily to a decrease in the level of development work being performed by outside contract consultants when compared to the same periods last year. In fiscal 2000, we internally developed our WinShield Secure PC product ("Secure PC"), the total security solution for desktops, while we completed upgrading Secure PC to become Office 2000 compatible during the first quarter of fiscal year 2001.

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

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense decreased $159,015, or 37.1%, to $269,335 for the three months ended September 30, 2000 from $428,350 for the three months ended September 30, 1999. For the seven months ended September 30, 2000, depreciation and amortization expense was $657,828 compared to $855,998 for the same period in prior year, or a decrease of $198,170, or 23.2%. During the last quarter of the fiscal year 1999, the Company wrote-off approximately $1,400,000 of purchased software costs. This reduction in depreciation and amortization expense was offset by the commencement of amortization on certain capitalized product development costs.

OTHER INCOME (EXPENSE)

Interest expense for the three and seven month periods ended September 30, 2000 were $352 and $1,883, respectively as compared to $2,923 and $16,134 for the same periods in prior year. This decrease in expenses resulted primarily from the Company having less interest bearing debt during these periods than we did in the same periods last year. Equity in loss of unconsolidated affiliate was $105,734 and $1,220,516 for the three and seven month periods ended September 30, 2000, resulting primarily from Parago allocating a considerable amount of resources to development and sales of its business-to-business services. We expect that these losses would continue to be significant for at least the foreseeable future as our Internet subsidiary continues to develop its business services.

Included in other income (expense) for the seven months ended September 30, 2000 and September 30, 1999 is a charge to earnings of $15,076 and $25,000, respectively, reserved in connection with the settlement of a number of lawsuits.

Other income of $29,338 during the seven months ended September 30, 2000 primarily represents interest income earned on notes receivable from affiliate during the quarter.

DIVIDENDS ON PREFERRED STOCK

For the seven months ended September 30, 1999, preferred stock dividends consisted primarily of dividends accrued on Series D preferred stock. In June 1999, the Company converted the $2,000,000 of Series D preferred stock, plus dividends in arrears of approximately $238,000, into 2,081,937 shares of the Company's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at September 30, 2000 were $1,310,840.

Cash flows used in operations were $1,249,184 for the seven months ended September 30, 2000, as compared to $2,652,814 for the seven months ended September 30, 1999. The decrease results primarily from an increase in our accrued liabilities resulting primarily from our nonrecurring legal settlement charge.

Cash flows used for investing activities were $600,000 for the seven months ended September 30, 2000 as compared to cash used of $1,387,466 for the same period last fiscal year. The change results from an increase in notes receivable from affiliates related to the bridge loan issued to River Logic, Inc offset by the reduction in cash due to deconsolidation of Parago in 1999.

Cash flows provided by financing activities were $2,452,612 for the seven months ended September 30, 2000, as compared to $653,911 for the seven months ended September 30, 1999. The increase primarily results from the sale of our common stock during the seven months ended September 30, 2000 for $2,500,000.

As a result of the aforementioned factors, cash and cash equivalents increased by $603,428 for the seven months ended September 30, 2000, versus a decrease of $3,386,369 for the same period last fiscal year.

Since inception, we have incurred losses, and at September 30, 2000, we had an accumulated deficit of $49,547,115 and our current liabilities exceed our current assets by $461,949. Our ultimate success in fully implementing our new strategy, continuing our existing business line and meeting our cash flow obligations is dependent on our ability to raise additional capital, as to which there can be no assurances. While the Company currently believes that it has the ability to obtain additional equity or debt financing, we have received a commitment from our President to fund up to $1,500,000 of our expected operating cash flow needs through March 1, 2001 in the event the Company's cash flows from operating, investing and financing activities are insufficient to meet the expected operating obligations of the Company as they come due. We had used approximately $400,000 of this commitment through July 17, 2000; however, this amount has been repaid as of September 30, 2000. We also plan to sell stock in private equity financings during fiscal year 2001 to cover cash flow deficiencies not covered by the commitment by our President. We expect that our equity investee, Parago, will incur losses in the foreseeable future as it continues to develop and upgrade its technology and infrastructure, develop and expand its product and service offerings, establish and sustain relationships with manufacturers, retailers and service organizations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

During the fiscal quarter ended September 30, 2000, the Company sold 2,500,000 restricted shares of its common stock to two of its directors pursuant to private placements to accredited investors under Section 4(2) of the Securities Act, for proceeds of $2,500,000.

ITEM 5.  OTHER INFORMATION

In October 2000, we changed our fiscal year end from February 28 to December 31, as described in "Part I -- Financial Information, Notes to Condensed Consolidated Financial Statements, Note 1. Basis Of Presentation."

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Ex - 27   Financial Data Schedule
     Ex - 99   Parago Shareholder Letter

(b)  REPORTS ON FORM 8-K.

The Company filed a Current Report on Form 8-K during the quarter ended September 30, 2000 related to its acquisition of a minority interest in River Logic. The Company also filed a Current Report on Form 8-K during the quarter ended September 30, 2000 related to its change in fiscal year end from February 28 to December 31.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CT HOLDINGS, INC.
                        (REGISTRANT)

Date: November 16, 2000      By: /s/ STEVEN B. SOLOMON
                             Steven B. Solomon, President and Chief
                             Executive Officer (Duly Authorized Signatory and
                             Principal Executive and Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION

27                  Financial Data Schedule
99                  Parago Stockholder Letter

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF CT HOLDINGS, INC. FOR THE SEVEN MONTHS ENDED SEPTEMBER 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONSOLIDATED FINANCIAL STATEMENTS.

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM (A) THE CONSOLIDATED FINANCIAL STATEMENTS OF CT HOLDINGS, INC. FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH (B) FINANCIAL STATEMENTS.