Form 10KSB
period 2000-12-31
CT HOLDINGS INC
filed 2001-04-16
CIK 752789

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

     [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TEN MONTHS ENDED DECEMBER 31, 2000

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $460,985

As of April 12, 2001, the last reported sale price of the Company's common stock was $0.38 per share. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $12,747,286 as of April 12, 2001.

As of April 12, 2001, there were 53,825,300 shares of common stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's Annual Meeting of Stockholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format.  Yes [ ] No [X]

                               CT HOLDINGS, INC.
                                  FORM 10-KSB
                                 ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2000

                               Table of Contents

PART I

Item 1.  Description of Business                                               5

Item 2.  Description of Property                                              31

Item 3.  Legal Proceedings                                                    32

Item 4.  Submission of Matters to a Vote of Security Holders                  33

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             34

Item 6.  Management's Discussion and Analysis                                 35

Item 7.  Financial Statements                                                 44

Item 8.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                          44

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act                             44

Item 10. Executive Compensation                                               44

Item 11. Security Ownership of Certain Beneficial Owners and Management       45

Item 12. Certain Relationships and Related Transactions                       45

Item 13. Exhibits and Reports on Form 8-K                                     45

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF CT HOLDINGS

We assist in the development of technology-based companies and we provide early stage ventures with management capital, as well as consulting on operations, marketing and strategic planning. In addition, we may pursue acquisitions of complementary companies that fit our business strategy. Our business model is designed to enable the companies with whom we partner to become market leaders in their industries. We believe that by focusing on technology companies, we are positioned to identify the latest trends and opportunities and attract promising companies and talent in this industry. We may also pursue business opportunities in markets other than technology for companies with compelling valuations and strong business models. Our strategy is to leverage the expertise of our management and affiliates and to capitalize upon opportunities to cross-pollinate the strongest qualities among the companies we assist. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures.

We began our development activities in 1999 with the formation of Parago, Inc., an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides a suite of technology offerings (including PromoCenter, ValueRewards(SM) and KnowledgeCenter) designed to increase sales, reduce costs, and retain customers for retailers, manufacturers and service organizations. Parago's continuous customer interaction services include online promotional management (including online rebate processing), proactive email, online surveys, and customer data analysis and reporting. Parago markets its solutions to retailers, manufacturers and service providers across multiple industries. Parago provides its online solutions to approximately 180 clients at December 31, 2000, an increase of more than 38.5% over last year. Parago's preliminary unaudited results for the year ended December 31, 2000 included revenues of approximately $19.5 million. Through December 2000, Parago had received approximately $81.3 million in private equity financing from venture capital investors including THLee.Putnam Internet

Partners, Dain Rauscher Wessels Investors, Watershed Capital and Seaboard Ventures, as well as angel investors. CT Holdings continues to hold 20 million shares of Parago common stock.

In May 2000, we acquired a minority interest in River Logic, Inc. River Logic develops decision-support applications for industry. Using COR Technology(TM), a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise.

Headquartered in Beverly, Massachusetts, with offices in Atlanta, Austin, Dallas, and Portland, River Logic is a privately held corporation receiving venture capital support from Cardinal Investment, CT Holdings, EBSCO CASIAS, eMed Ventures, the Intel 64 Fund, and Mercury Ventures. River Logic's solutions incorporate several patented technologies and leverages research originally conducted at University of Massachusetts and the Russian Academy of Sciences.

In April 2001, River Logic received a strategic investment from the Intel
64 Fund, an affiliate of Intel Corporation, Cardinal Investment, eMed Ventures and Mercury Ventures, and we converted a portion of our convertible notes into shares of the Series C Preferred Stock offered by River Logic.

In addition to our business development strategy, we continue to operate our "Citadel Technology" security software line, which is focused on developing and marketing security and administration software products for both computer networks and desktop personal computers. Our integrated, easy-to-use software products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. These software products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. Our Citadel Technology software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity.

Our core focus is on our business development services, and we are currently analyzing various strategic alternatives for our Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing or joint venture arrangements or the sale of the business line. As a result, management believes that the results of operations for our Citadel Technology security software business will continue to be adversely affected in the future by our core focus on business development services.

We have received a report from our independent auditors for our fiscal year ended December 31, 2000 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they rendered their opinion, we did not have access to sufficient committed capital to meet our projected operating needs for at least the next 12 months. Please see Management's Discussion and Analysis -- Liquidity and Capital Resources and Note A to our financial statements which discuss some of the conditions that could impact our ability to continue operations under the current business conditions.

OVERVIEW OF PARAGO

Parago's Technology Approach to Promotional Management

Parago offers a technology platform that designed to improve the promotional management industry by using the power of the Internet. Potential clients for Parago include any retailer, manufacturer or service provider who is looking to increase the return on their marketing investment while improving customer retention and operational efficiencies.

Current State of the Industry

Currently there is a substantial amount of dissatisfaction and ineffectiveness associated with marketing programs such as rebates and instant discounts. Many companies feel that these programs are a necessary evil required to maintain or increase their position in their competitive marketplaces. The evolution of the Internet as a purchasing channel has made promotional marketing even more necessary. Online customers have a much easier task when it comes to product and price comparisons. With many products viewed by consumers as interchangeable, price and/or promotional incentives are often a deciding factor. Consequently, many companies offer incentive programs to influence the purchase decision.

One disadvantage of many traditional promotional programs is that they tend to condition customers to be price sensitive. Additionally, they often fail to address the retention of the customer: a company offers a promotion (rebate/discount), a customer accepts the offer, and the interaction between the company and their customer ends after the check is sent or the discount received. These programs focus on acquiring customers rather than retaining them through enhanced continuous customer interaction. Customers may be satisfied with that particular experience, but there is no real reason for them to return unless companies continue to discount their product or service.

Parago's PromoCenter solution offers its business clients the opportunity to increase sales, strengthen brand loyalty and increase customer retention via a fully functional web-based promotion center, branded with the "look and feel" of the clients' own web sites and "powered by Parago". To the customers of Parago's clients, the PromoCenter is a part of the clients' web sites, while behind the scenes, it is completely developed, maintained and serviced by Parago.

Parago's Solutions

With Parago, companies may actually benefit from increased redemptions. At the point of redemption, Parago introduces a patent-pending, technology upsell/cross-sell platform called ValueRewards(SM), which allows customers to exchange their promotional offer for other products and services of a higher retail value. Often, these products and services complement the product or service just purchased. Additionally, ValueRewards can be customized and dynamically changed at any time. By leveraging the power of the Internet, this targeted upsell/cross-sell offering all happens online.

When customers exchange promotional dollars for ValueReward items, Parago believes that everybody can benefit. The company offering the promotion recognizes additional revenue, lower overall promotional costs and better customer relationships. Customers may be more satisfied with the incremental value received from ValueRewards, and loyalty increases as the client company demonstrates an understanding of customer needs and preferences.

All transactions from promotions and ValueRewards are aggregated into KnowledgeCenter (Parago's data warehouse). Parago and its clients can analyze this data to determine promotional effectiveness in real time. In addition, Parago clients can use this fresh, accurate and usable data derived from KnowledgeCenter to target new promotions through an email campaign.

This combination of a promotional transaction with a ValueReward option and collection of resulting data through Parago's technology platform is called Continuous Customer Interaction(SM).

Parago believes that the following benefits result from its Continuous Customer Interaction model:

Increased Sales: When a customer selects a ValueReward in exchange for the promotional offer, the value of the offer becomes additional top-line revenue to the client company offering the promotion (to the extent the ValueReward is a product or service offered by the client). There is also an opportunity for additional transactions when Parago integrates into the client's shopping cart. Additionally, since companies will now know the e-mail address of their customers who have opted in, the client is in a position to initiate additional commerce discussions, potentially resulting in increased sales of higher margin products and/or services.

Reduced Promotion Costs: Every time a customer selects ValueRewards, the client's overall promotion cost is reduced. A higher value product and/or service is typically offered to the customer that bears a lower cost to the client.

Improved Marketing Efficiencies: Parago collects and aggregates the promotion and transaction information that it collects on behalf of its clients into its KnowledgeCenter solution. Information on the success of the promotional program can be evaluated daily, and the promotion can be modified to improve effectiveness. This detailed information can be analyzed to determine, among other things, how best to promote products, what channels are effective for each type of promotion and which customers will be most likely to take advantage of a promotional offer. Parago clients may realize a better return on their promotional investment when effectively using the data analysis available in KnowledgeCenter.

Enhanced Customer Relationships: As a result of Parago's innovative approach to promotional marketing, clients may develop better relationships with their customers. Features such as proactive email to confirm the receipt of their promotional request, the ability of customers to do online status checks, and a quick turnaround time on check payment all contribute to increased customer satisfaction and ultimately to customer loyalty. Further, ValueRewards opportunities create a value-add for customers, and future targeted marketing of peripheral products and services may extend the customer relationship.

The ideal Parago client is a company who is looking at promotions not just as a short-term selling tactic, but as part of an overall Customer Relationship Management (CRM) solution. Parago helps clients integrate this lofty but critical discipline into their day-to-day business operations. Leveraging Parago's Continuous Customer Interaction technology platform may enable clients to increase sales, lower costs and enhance relationships with their customers.

At December 31, 2000, CT Holdings owned 20,000,000 shares of the common stock of Parago, representing less than 50% of the outstanding common stock of Parago. As a result, we account for our ownership interest in Parago using the equity method of accounting. Since its inception, Parago has incurred net losses and now has a substantial accumulated deficit, which have had an impact upon and are reflected in our financial statements. For example, for the ten month period ended December 31, 2000, we recorded an "equity in loss of unconsolidated affiliate" of $1,220,516. We understand that Parago expects to incur net losses for the foreseeable future, and, even though our investment in Parago is currently carried at zero, we may record significant losses relating to our Parago subsidiary in our investment is carried at an amount greater than zero and Parago incurs losses.

Parago filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of shares of its common stock in October 1999, but applied to withdraw this registration statement in March 2000. We previously announced that we intend to distribute 15% of the shares of Parago common stock that we hold to our stockholders, subject to compliance with the SEC requirements applicable to the proposed distribution and upon the expiration of a 180-day lock-up agreement between the underwriters of the Parago proposed initial public offering and us. If there are problems associated with compliance with SEC requirements or state law, then the distribution of Parago shares may be delayed or may not occur. There can be no assurance that Parago's initial public offering will be completed, or that we will otherwise complete the distribution of a portion of our Parago shares to our stockholders on the proposed terms or at all.

OVERVIEW OF RIVER LOGIC

In May 2000, we acquired a minority interest in River Logic, Inc. River Logic develops decision-support applications for industry. Using COR Technology(TM), a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise.

As part of this transaction we acquired approximately 1.19 million, or 5.9%, shares of common stock of River Logic from several of its existing shareholders in exchange for 333,333 shares of our common stock. We also acquired shares of Series A Convertible Preferred Stock from River Logic in exchange for the contribution by one of our wholly-owned subsidiaries of the ESRN Assets, as described below. The acquired shares of River Logic's preferred stock were convertible into shares of common stock that represented approximately 13.1% of the currently outstanding shares of capital stock of River Logic on a post conversion basis as of May 5, 2000 when the initial transaction was completed.

In connection with our investment in River Logic, we also made two $300,000 bridge loans to River Logic that together were convertible into 800,000 shares, in the aggregate, of common stock that represented approximately 3.8% of the currently outstanding capital stock of River Logic on a post conversion basis as of May 5, 2000. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and (iv) is prepayable by River Logic commencing on its third anniversary date. In connection with the Series C Preferred Stock round described below, we converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock. Following these transactions, we own approximately 10% of the capital stock of River Logic.

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

In July 2000, River Logic closed a $3 million private placement of shares of its Series B preferred stock to a venture capital firm that specializes in early stage technology firms that offer Internet solutions that provide strong value-oriented models for their prospective market-space.

In April 2001, River Logic received a strategic investment in shares of its Series C Preferred Stock from the Intel 64 Fund, an affiliate of Intel Corporation, Cardinal Investment, Inc., eMed Ventures and Mercury Ventures, and we converted a portion of our convertible notes into shares of the Series C Preferred Stock offered by River Logic.

In addition, River Logic, PricewaterhouseCoopers, LLC and one of River Logic's resellers, Heads Up! Systems, LLC, entered into a strategic alliance offering clients of process- and supply-chain modeling applications reliability in the use of enterprise modeling tools. New software such as COR Technology(C) by River Logic, provides business planners and managers with the ability to identify profit improvement opportunities, design and communicate supply chain and business process information, and to develop model-based tactical and strategic plans. The crucial step of model validation - ensuring that these complex and detailed models accurately and reliably represent business behaviors and financial results - is vital for instilling confidence by users and ensuring that models function properly.

Our Chief Executive Officer, Steven B. Solomon, serves on the board of directors of River Logic.

As we hold a less than 20% ownership interest in River Logic the investment has been accounted for under the cost method of accounting.

Headquartered in Beverly, Massachusetts, with offices in Atlanta, Austin, Dallas, and Portland, River Logic is a privately held corporation receiving venture capital support from Cardinal Investment, Inc., CT Holdings, EBSCO CASIAS, eMed Ventures, the Intel 64 Fund, and Mercury Ventures. The company's solution incorporates several patented technologies and leverages research originally conducted at University of Massachusetts and the Russian Academy of Sciences.

OUR CITADEL TECHNOLOGY BUSINESS LINE

In addition to our business development business, we continue to operate our "Citadel Technology" security software line, which is focused on developing and marketing security and administration software products for both computer networks and desktop personal computers. Our integrated, easy-to-use software products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. These software products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. Our Citadel Technology software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity.

OUR CITADEL TECHNOLOGY STRATEGY

Our core focus will be on our business development services, and we are currently analyzing various strategic alternatives for our Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing or joint venture arrangements or the sale of the business. Management has reduced operating expenses related to the software business while we implement our new strategic focus. As a result, management believes that our results of operations for our Citadel Technology security software business will continue to be adversely affected in the future.

OUR CITADEL TECHNOLOGY PRODUCTS

WinShield Secure PC provides desktop security and access control for computers running Microsoft Windows versions 95, 98, ME, NT, 2000 and XP. Its advanced set of features allow users to apply security policies to users or groups of users within an organization.

The company sells this product in two configurations. Secure PC Workstation is designed for home, educational or commercial non-networked computers. Secure PC Network is designed for environments with multiple computers connected to a Windows NT, 2000 or Novell NetWare network.

The network version of Secure PC has been designed to scale dynamically within network environments ranging from departmental LANs to global WAN capacity and includes tools that provide remote installation and configuration of the Secure PC client software.

Secure PC provides a rich feature set that can prevent users from accidentally or deliberately changing configuration settings on their computer that can result in downtime, loss of data or expose the computer or network to security vulnerabilities. In addition, Secure PC can be configured to provide additional protection against viruses by protecting operating system files, application executable files and other system components that are typical targets of worms, Trojan horses or other malicious viruses.

During 1999 and 2000 WinShield Secure PC was awarded several editorial awards including NT Security.Net's Ultimate Security Toolkit, WinMag.Com's WinList, and Curriculum Administrator Magazine's top 100.

NetOFF. NetOFF is designed to protect a network by shutting down unattended client PCs automatically after a specified period of inactivity. Network administrators may also use NetOFF to shut down such PCs to complete a clean backup. The product ensures an orderly shutdown by automatically closing all open files and applications on the PC and saving the information. NetOFF is available for the Windows NT and NetWare platforms and supports Windows 95, 98, ME, Windows NT, Windows 2000 and Windows XP desktop PCs. The benefits of NetOFF include:

 .    Enhancing Overall Computer Security. Unattended desktop PCs subject the network and PC to a heightened risk of data theft. NetOFF protects confidential files and information by loading a screen blocker and logging off the unattended PCs, thus shutting off access to PC hard drives and the networks.

 .    Facilitating Clean Back-Ups. To protect important information, almost every company employs a back-up system. The back-up system is a magnetic tape drive or other storage medium that periodically copies all of the data stored in the network. Should a data loss occur from a power failure, mechanical failure or other error, the lost information can be restored in a relatively short time, saving the company the time and effort necessary to attempt to reconstruct lost data and files. The back-up system, however, backs up only closed files. If a PC is logged on during the process, data in open files can be corrupted or omitted from the back-up tape. NetOFF eliminates these problems by automatically logging off network client stations at a time pre-selected by the network administrator.

 .    Conserving Resources. Software license fees are often based on the number of actual users of the licensed product. Many companies pay excess license fees for programs that are left open on unattended computers. NetOFF helps customers reduce costs by logging off unattended PCs.

 .    NetOFF's unique screen blocking and automated logoff features help organizations achieve and maintain HIPPA compliance. The Health Insurance Portability and Accountability Act of 1996 requires each organization that uses communications or networks to protect communications containing health information that are transmitted electronically over open networks so that they cannot be easily intercepted and interpreted by parties other than the indented recipient.

FolderBolt. FolderBolt provides desktop users, particularly users in a shared desktop PC environment, such as education, with several tools to protect proprietary information. Users can protect groups of directories, individual directories, or files by designating them as locked or read-only protected or as a secure drop box. Optional data encryption adds another layer of security against more sophisticated intruders. Users are able to send self-extracting encrypted e-mails within the company or across the Internet. FolderBolt is available for Windows 95 and 98.

PRODUCT DEVELOPMENT

In developing new Citadel Technology products, we strive to meet the following standards in product development:

 .    Standards Compliance and Network Compatibility. Our products comply with industry standards and are designed to be compatible with the leading network and desktop PC operating systems, including Novell's NetWare and Microsoft's Windows NT. To that end, our products are currently developed using XML, Microsoft Visual C++, and Novell toolkits.

 .    Ease of Use. Our products are designed to function without extensive and continual user involvement. The aim is to simplify, not complicate, the user's work environment.

 .    Ease of Administration. We have extended our ease-of-use concept to network administration with our Citadel Network Administrator, which is designed to provide central management and security features with the ability to "plug and play" additional functions at a low cost.

 .    Cost Effectiveness. We provide products at a price and performance level that we believe offers superior network and PC security and administration options at affordable prices.

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

INTELLECTUAL PROPERTY RIGHTS

We regard some features of our Citadel Technology internal operations, software and documentation to be proprietary intellectual property. We have been and will be dependent in part on our ability to protect our proprietary technology. We rely primarily upon a combination of copyright, trademarks, trade secret laws, confidentiality agreements and other measures to establish and protect our rights in our proprietary technology. We do not have any patents or statutory copyrights on any of our proprietary technology which we believe to be material to our future success, and we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between our employees and us will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

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


EMPLOYEES

As of December 31, 2000, we had six employees. Our future success depends in significant part upon the continued service of our key technical and senior management personnel and our continuing ability to retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key technical and managerial employees or that we can assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

GOVERNMENT REGULATION

Government regulation has not had a material effect on the conduct of our business to date.

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

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

                                 GENERAL RISKS

WE RECENTLY DECIDED TO CHANGE OUR BUSINESS TO FOCUS ON DEVELOPMENT AND ACQUISITIONS OF EARLY STAGE COMPANIES; HENCE, WE WILL ENCOUNTER NUMEROUS RISKS ASSOCIATED WITH OUR NEW BUSINESS FOCUS AND OUR PRIOR OPERATING HISTORY MAY NOT BE A MEANINGFUL GUIDE TO EVALUATING OUR FUTURE PERFORMANCE.

In January 2000 we announced that we were changing our business model to focus on the development of early stage ventures. Other than our formation and development of Parago, we have little experience in this area. As a consequence, our prior operating history may not provide a meaningful guide to our prospects in emerging markets. Moreover, our new business model and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as e-commerce. We may be unable to execute our strategy of developing our business due to numerous risks, including the following:

  o We may be unable to identify or develop relationships with attractive emerging companies.

  o Any companies that we are able to attract may not succeed and the value of our assets and the price of our common stock could consequently decline.

  o Our new business model is unproven and depends on the willingness of companies to participate in our business development model and collaborate with us and each other.

  o Our expenses will increase as we refocus on our new business model and seek to build the infrastructure necessary to implement this model.

  o We face competition from incubators, some of which are publicly traded companies, venture capital companies and large corporations; many of these competitors have greater financial resources and brand name recognition than we do, which may make it difficult for us to effectively compete.

  o We will require additional capital resources in order to implement our new business model and we may not be able to obtain these resources on attractive terms, if at all.

WE HAVE INVESTED IN EARLY STAGE VENTURES; AND THERE CAN BE NO ASSURANCE THAT OUR INVESTMENTS WILL PROVE TO BE FINANCIALLY ATTRACTIVE.

We have developed and invested in Parago, Inc. and River Logic, Inc. Inasmuch as Parago and River Logic are early stage ventures, it is difficult to judge their future prospects.

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

Although we have yet to make any investments in the investment securities of companies other than Parago and River Logic, such investments, if and when made, could fluctuate in value, which may cause the value of such securities to exceed 40% of our total assets. Unless an exclusion or safe harbor were available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be accomplished in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we may otherwise have preferred. These sales may be at depressed prices and we might never realize anticipated benefits from, and may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses and have a working capital deficiency. We have used cash in operations of approximately $1.3 million during the 10 months ended December 31, 2000. We have a cash balance of approximately $22,000 at December 31, 2000 and current liabilities exceed current assets by approximately $ 1.6 million. As outlined below, these assets do not reflect the value that may be realized from our investments in Parago and River Logic. We have been and continue to be dependent upon outside financing to develop our software products, perform our business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During 2000, substantially all of this financing has been provided by related parties.

Over the next year we expect to generate cash from the sale of our software and will incur costs relating to such operations which may result in a cash deficiency. We will also continue to incur expenses relating to corporate overhead and activities related to managing our investments and considering additional opportunities. We are currently analyzing various strategic alternatives for our Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing, joint venture arrangements or the sale of the business line. While we have reduced costs as we have transitioned the core focus of our business plans to business development activities, we may require cash from financing activities to fund the deficits expected over the next year.

Our strategy of continuing to support and expand our business development activities requires us to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cashflow in the foreseeable future. Achieving positive cashflow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We estimate we will need to raise a minimum of $1 million to fund the plan through the remainder of 2001 and substantially greater amounts if we expect to continue to acquire investments or if amounts become due to settle contingent liabilities. Historically, we have obtained any short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available, or if available on terms that we would be willing to accept.

Since the development of our new focus on businesses development activities we have made investments in two companies that we believe may provide liquidity to us in the long term. Our first investment in Parago we believe has been successful in that it has grown from the original $50,000 of equity provided by us and no revenue, to net revenue of approximately $19.5 million for the year ended December 31, 2000 (unaudited). As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. We believe, however, that our investment of 20,000,000 common shares of Parago may ultimately provide an appropriate return. Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other activity, we will continue to require working capital to fund our own operating expenses.

Similarly, our investment in River Logic we believe has also been successful. Since our initial investment, River Logic has made substantial progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April, 2001 River Logic obtained a significant strategic investment from a subsidiary of Intel, Cardinal Investments, eMed Ventures, and Mercury Ventures. As part of that round, we converted $450,000 of demand notes receivable into River Logic Series C Preferred stock, the same equity instruments purchased by the other investees. The remainder of our note receivable totaling approximately $200,000 was paid in April 2001. Similar to the investments into Parago, we recognized that these investments would be initially illiquid. While we are pleased with the performance of Parago and River Logic to date, there can be no assurance that we will ever achieve liquidity for our investments.

There can be no assurance that management's plans will be successful or what other actions may become necessary. Although we have been successful raising capital in the past, any inability to raise capital may require us to sell assets or reduce the level of our operations. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to our business and results of operations.

WE HAVE RECEIVED A NOTICE OF DELISTING OF OUR SHARES OF COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET. OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET. IF OUR SHARES ARE DELISTED, THEY MAY TRADE IN THE OVER THE COUNTER MARKET, ALTHOUGH THERE CAN BE NO ASSURANCES IN THIS REGARD.

Our common stock has been trading at below $1.00 per share for more than thirty consecutive days, and we received a letter from the Nasdaq Market advising us that if we were unable to demonstrate compliance with the Nasdaq Market's $1.00 minimum bid requirement for ten consecutive trading days before March 15, 2001, our common stock would be subject to being de-listed at the close of business on March 15, 2001. Because our shares did not meet the minimum bid requirement by March 15, 2001, we received a letter from the Nasdaq Market that our shares would be delisted. We have requested a hearing to address the Nasdaq notice, and the hearing will be held on April 26, 2001. If a delisting were to occur, our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

WE ARE INVOLVED IN LEGAL PROCEEDINGS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

We are involved in legal proceedings as described in "Item 3. Legal Proceedings" and from time to time, we may be subject to other legal proceedings, including but not limited to claims that we have infringed the intellectual property rights of others, product liability claims, or other claims incidental to our business. While we intend to defend such lawsuits, adverse decisions or settlements, and the costs of defending such suits, could have a material adverse effect on our business.

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in this Report, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced shortfalls in revenue and earnings from levels expected by investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

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

             RISKS RELATED TO OUR INTERNET SUBSIDIARY, PARAGO, INC.

The following are some risks related to the business of Parago, Inc., our Internet subsidiary, and should be considered in addition to the risk factors described in this Report. Any of these factors could have a material adverse effect on us, as we owned 20,000,000 of the outstanding shares of common stock of Parago at December 31, 2000.

THERE CAN BE NO ASSURANCE THAT PARAGO WILL COMPLETE AN INITIAL PUBLIC OFFERING.

There can be no assurance that Parago will complete an initial public offering. The delay or complete abandonment of the contemplated initial public offering could have a material adverse effect on our stock price due to our substantial equity interest in Parago. You cannot be assured that the initial public offering will occur in the near future or ever at all. In addition, we have agreed to convert the shares of Parago common stock issued in connection with the acquisition of 2-Lane Media by Parago into up to 500,000 of our shares at the option of the 2-Lane Media shareholders. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) at the option of such stockholders. These provisions could have the effect of diluting our stockholders if the market price for our stock is above that price at the time of conversion.

WE MAY NOT BE ABLE TO EFFECT THE DISTRIBUTION OF PARAGO SHARES.

We previously announced that we intend to distribute shares of Parago common stock to our shareholders upon compliance with the Securities and Exchange Commission (SEC) requirements applicable in connection with the proposed distribution and upon the expiration of a 180 day lockup agreement between the underwriters of Parago's previously proposed initial public offering and us. If there are problems associated with compliance with SEC requirements or state law, then the distribution of Parago shares may be delayed or may not occur. There can be no assurance that we will complete the distribution on the proposed terms or at all.

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

PARAGO HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

Parago had a net loss of approximately $32.5 million (unaudited) for the ten months ended December 31, 2000 which includes an estimated loss on the sale of 2Lane assets of $1.8 million and an accumulated deficit of approximately $71.8 million (unaudited) at December 31, 2000. Parago anticipates that its operating expenses will increase in the foreseeable future as Parago continues to develop its technology and applications, increase its sales and marketing activities, expand its outsourced solutions capabilities and improve its operational and financial systems. In addition, because its increasing expense levels are based, in part, on expectations of its future revenues, any decline in its revenues below its expectations would have a disproportionately adverse impact on its operating results. Accordingly, Parago expects to incur additional losses for the foreseeable future. If its revenues do not grow as Parago anticipates, Parago may never be profitable.

TO CONTINUE ITS OPERATIONS AND BUSINESS, PARAGO MUST RAISE ADDITIONAL FINANCING.

Parago's ability to maintain and grow its business is dependent on its access to sufficient funds to support its working capital and capital expenditure needs. If Parago does not raise additional funds, its business and results of operations will be seriously harmed, and our assets and share price would be materially and adversely impacted. This additional financing may not be available to Parago on a timely basis if at all, or, if available, on terms acceptable to Parago. Moreover, additional financing may cause material and immediate dilution to existing Parago stockholders, including us.


PARAGO AND OUR COMPANY, CT HOLDINGS, COULD FACE POTENTIAL CONFLICTS OF INTERESTS RELATING TO EACH OTHER.

Because of Parago's relationship with us, and because we owned 20,000,000 of its outstanding shares of common stock at December 31, 2000, and because of our interlocking directors and officers, who collectively owned 16.7% of Parago's outstanding shares of common stock as of December 31, 2000, Parago and we are likely to face potential conflicts of interest relating to each other.

Executives, employees and consultants associated with us assisted in the development of Parago's business model. Steven B. Solomon, our CEO and President, was the founder, Chairman and CEO of Parago during its formative stages. In addition, Lawrence Lacerte, Victor K. Kiam II, and Steven B. Solomon serve as directors of both Parago and CT Holdings.

Some of Parago's executive officers, key employees and directors also beneficially own, or hold options or warrants to purchase, approximately 30.4% of our outstanding common stock as of December 31, 2000. Steven B. Solomon owned approximately 10.0% of our common stock as of December 31, 2000.

Accordingly, conflicts of interest may arise from time to time between Parago and us, particularly with respect to the pursuit of overlapping business or financing opportunities. Neither Parago nor CT Holdings has adopted any formal plan or arrangement to address these potential conflicts of interest and each company intends to review related-party transactions on a case-by-case basis.

  o Because Parago has interlocking directors and officers with CT Holdings, there may be inherent conflicts of interest for these directors and officers related to transactions between Parago and us. Directors may be required to abstain from voting with respect to matters involving both us and Parago. Parago may lose valuable management input from the directors and officers who have conflicts.

IN THE EVENT OF THE COMPLETION OF PARAGO'S INITIAL PUBLIC OFFERING, PARAGO'S STOCK PRICE IS LIKELY TO BE VERY VOLATILE.

Currently, Parago's common stock can not be bought or sold publicly. There can be no assurance that Parago will be able to complete an initial public offering. Although it is anticipated that the initial public offering price (if an initial public offering is completed) would be determined based on several factors, the market price after the offering may vary significantly from the initial offering price. The market price of Parago's common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors that are beyond its control. A decline in Parago's stock price will adversely affect our stock price.

Domestic and international stock markets often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, could adversely affect the market price of Parago's common stock, if it becomes publicly traded.

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


ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 7,200 square feet as our principal executive office premises located at 3811 Turtle Creek Blvd., Suite 770, Dallas, Texas, as well as the office space that Parago subleases from us, approximately 14,500 square feet of office space in Dallas, Texas, pursuant to a lease that expires in March 2002 with two five-year renewal options. We believe that these facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

The telephone number of our principal office is (214) 520-9292. The Company maintains a site on the World Wide Web at http://www.ct-holdings.com.

ITEM 3. LEGAL PROCEEDINGS

Set forth below are some litigation matters to which we are a party. We believe that we have meritorious defenses and will vigorously defend ourselves. However, an unfavorable resolution of or settlement or defense costs related to one or more of these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against us arising out of an alleged 1995 contract with our predecessor "("Old Citadel"). The suit alleged that Old Citadel breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Old Citadel. As its damages, JMA claimed that it was entitled to, among other things, the cash value of 1.8 million $0.89 warrants valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. We removed the case to federal court in the Southern District of New York.

Following mediation in July 2000, we entered into a settlement term sheet to attempt to resolve the disputes between us and JMA, pursuant to which we and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, we recorded approximately $1,912,500 as a nonrecurring charge related to the settlement of the litigation during the ten months ended December 31, 2000. Under the terms of the previously proposed settlement, we would have been required to record additional charges (in the amount of the difference between $1,500,000 and the gross proceeds from the sales of the stock by JMA at the relevant periods) in the event our shares of common stock did not trade above $5 per share for five consecutive trading days during the guarantee periods.


The Company and JMA were unable to negotiate the final definitive settlement agreement and, as a result, the matter is still not finally settled. On March 27, 2001, the Court hearing the JMA lawsuit issued a Summary Order that denied JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the proposed settlement that brought about the dismissal of the case. Given these recent events, the Company is unable to estimate the potential loss related to this matter. The Company has also filed a lawsuit against JMA to recover excess amounts charged by JMA in connection with related bridge loans.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock began trading on the Nasdaq SmallCap Market under the symbol CITN on February 29, 2000. The Common Stock was traded on the OTC Bulletin Board prior to its listing on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low bid and ask prices for the Common Stock as reported on the OTC Bulletin Board for all periods through the fourth quarter of the 2000 fiscal year. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. For periods beginning after the fourth quarter of the 2000 fiscal year the table sets forth the high and low sale prices. We have received notice from the Nasdaq that our shares are subject to delisting as a result of the failure to maintain a minimum bid price of $1.00 per share. We have requested a hearing with the Nasdaq to contest the delisting, which will be held on April 26, 2001, although there can be no assurances that we will be successful in this hearing. In the event our shares are delisted, we will seek to have the shares listed on the Over The Counter Bulletin Board services.

                                            High   Low

Fiscal Year Ended February 28, 1999
            1st Quarter...................   1.94   .35
            2nd Quarter...................   2.20   .80
            3rd Quarter...................   1.05   .40
            4th Quarter...................   4.09   .65

Fiscal Year Ended February 29, 2000
            1st Quarter...................   3.62  1.94
            2nd Quarter...................   2.97  1.34
            3rd Quarter...................   3.13  1.81
            4th Quarter...................   7.84  2.13

Ten Months Ended December 31, 2000
            1st Quarter...................   7.38  4.91
                (March 1 - 31)
            2nd Quarter...................
                (April 1 - June 30)          5.22  1.35
            3rd Quarter...................
                (July 1 - September 30)      2.36  0.72
            4th Quarter...................
                (October 1 - December 31)    1.31  0.25


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

Recent Sales of Unregistered Securities

During the ten months ended December 31, 2000, the Company sold 2,500,000 restricted shares of its common stock to two of its directors pursuant to private placements to accredited investors under Section 4(2) of the Securities Act, for proceeds of $2,500,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein, as well as the disclosure relating to forward-looking statements set forth above under the caption "Factors That May Affect Future Operating Results."

OVERVIEW

We assist in the development of technology-based companies and we provide early stage ventures with management capital, as well as consulting on operations, marketing and strategic planning. In addition, we may pursue acquisitions of complementary companies that fit our business strategy. Our business model is designed to enable the companies with whom we partner to become market leaders in their industries. We believe that by focusing on technology companies, we are positioned to identify the latest trends and opportunities and attract promising companies and talent in this industry. We may also pursue business opportunities in markets other than technology for companies with compelling valuations and strong business models. Our strategy is to leverage the expertise of our management and affiliates and to capitalize upon opportunities to cross-pollinate the strongest qualities among the companies we assist. We believe that the anticipated growth in technology and e-commerce creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures.

In addition to this business development strategy, we continue to operate our "Citadel Technology" security software line, which is focused on developing and marketing security and administration software products for both computer networks and desktop personal computers. Our integrated, easy-to-use software products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. These software products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. Our Citadel Technology software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity.

Our core focus is on our business development services, and we are currently analyzing various strategic alternatives for our Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing or joint venture arrangements or the sale of the business line. As a result, management believes that the results of operations for our Citadel Technology security software business will continue to be adversely affected in the future by our core focus on business development services.

OVERVIEW OF PARAGO SUBSIDIARY

We began our business development activities in January 1999 with the formation of Parago, Inc., an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides a suite of technology offerings (including PromoCenter, ValueRewards and KnowledgeCenter) designed to increase sales, reduce costs, and retain customers for retailers, manufacturers and service organizations. Parago's continuous customer interaction services include online promotional management (including online rebate processing), proactive email, online surveys, and customer data analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. Parago's preliminary unaudited results for the year ended December 31, 2000 included revenues of approximately $19.5 million. Through December 2000, Parago had received approximately $81.3 million in private equity financing from venture capital investors including THLee.Putnam Internet Partners, Dain Rauscher Wessels Investors, Watershed Capital and Seaboard Ventures, as well as angel investors. CT Holdings continues to hold 20 million shares of Parago common stock.

Parago provides Internet-based solutions that automate customer relationship management. Parago's solutions enable both brick-and-mortar and e-commerce businesses to more efficiently develop, retain and extend customer relationships and improve sales, marketing and customer retention. Parago's Internet-enabled enterprise solutions include PromoCenter, ValueRewards and KnowledgeCenter. By automating customer care activities such as online and traditional rebate processing and promotions, Parago allows its clients to enhance customer retention, increase revenue opportunities and improve operating efficiencies. Parago's Internet-based solutions seek to transform promotional management and product information from customer service liabilities to retention and extension opportunities.

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

Parago markets its solutions to retailers, manufacturers and service providers across multiple industries. Parago provided its online solutions to approximately 180 clients as of December 31, 2000, an increase of more than 38.5% over last year.

In connection with an acquisition by Parago in March 1999, we agreed to convert the Parago shares of common stock issued in connection with the merger into up to 500,000 of our shares at the option of the shareholders of the Company acquired by Parago. In addition, pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock to such stockholders based upon a conversion price of $3.75 per share. These provisions could have the effect of diluting our stockholders if the market price of our common stock is above the effective conversion prices at the time of conversion.

At December 31, 2000, we owned 20,000,000 shares of the common stock of Parago, representing less than 50% of the outstanding common stock of Parago. As a result, we account for our ownership interest in Parago using the equity method of accounting. Since its inception, Parago has incurred net losses and now has a substantial accumulated deficit, which have had an impact upon and are reflected in our financial statements. For example, for the ten months ended December 31, 2000 and the year ended February 29, 2000, we recorded an "equity in loss of unconsolidated affiliate" of $1,220,516 and

$18,122,874, respectively. We understand that Parago expects to incur net losses for the foreseeable future, and, even though our investment in Parago is currently carried at zero and will not be further reduced, we may record significant losses relating to our Parago subsidiary as it continues to develop its business services in the future if increases in Parago equity occur.

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

OVERVIEW OF RIVER LOGIC

In May 2000, the Company acquired approximately 1.19 million shares, or 5.9%, of common stock of River Logic from several of its existing shareholders in exchange for 333,333 shares of the Company's common stock. The Company also acquired shares of Series A Convertible Preferred Stock from River Logic in exchange for the contribution of assets acquired from a third party by the Company through exchange of 666,667 shares of the Company's common stock. The acquired shares of River Logic's preferred stock are convertible into shares of common stock that represented approximately 13.1% of the currently outstanding shares of capital stock of River Logic on a post conversion basis as of May 5, 2000.

In connection with the investment in River Logic, the Company also made two $300,000 bridge loans to River Logic that together were convertible into 800,000 shares, in the aggregate, of common stock that represented approximately 3.8% of the then currently outstanding capital stock of River Logic. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and (iv) is prepayable by River Logic commencing on its third anniversary date. In April 2001, River Logic received a strategic investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock, and River Logic repaid the $216,000 balance of these notes as of April 2001. As a result of the transactions, the Company owns as of April 2001 approximately 10% of the capital stock of River Logic.

Altogether, the carrying value of the River Logic investment includes the fair value of 1,000,000 shares of the Company's common stock exchanged to acquire the interest in River Logic. The carrying value also includes legal fees paid in connection with the investment and 50,000 shares of the Company's common stock granted to a consultant for identifying the investment. Soon after the closing of the transaction this consultant became President and Chief Operating Officer of River Logic, and was granted 100,000 fully vested stock options to purchase the Company's stock at $5 per share.

RESULTS OF OPERATIONS

TEN MONTHS ENDED DECEMBER 31, 2000 AS COMPARED WITH YEAR ENDED FEBRUARY 29, 2000

NET REVENUE

During the ten months ended December 31, 2000, we had net sales of $460,985, a decrease of $831,265, or 64.3%, compared to net sales of $1,292,250 for the year ended February 29, 2000. We attribute the decrease in our software product revenues for fiscal 2000 to our focus on our activities as an Internet business developer and the late introduction of our desktop and network versions of our WinShield Secure PC products.

COST OF SALES

The costs and expenses incurred in connection with producing the Company's products for the ten months ended December 31, 2000 were $8,310 compared to $61,564 for the year ended February 29, 2000, or a decrease of $53,254, or 86.5%. The decrease in the dollars of our cost of sales for the ten months ended December 31, 2000 as compared to the year ended February 29, 2000 can be attributed to the overall decrease in revenues due to our focus on our Internet business development model.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the ten months ended December 31, 2000 were $2,690,160 as compared to $4,334,755 for the year ended February 29, 2000, or a decrease of $1,644,595, or 37.9%. The decrease in our selling, general and administrative expenses for the ten months ended December 31, 2000 resulted primarily from the shift in our business to an Internet business development model, the inclusion of ten months rather then twelve, and our decreased emphasis on selling and marketing activities related to our software business, and reduced headcount.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the ten months ended December 31, 2000 was $917,492, compared to $1,361,556 for the year ended February 29, 2000, or a decrease of $444,064, or 32.6%. This decrease resulted from the write-off of approximately $625,000 of software costs in the fourth quarter of the fiscal year ended February 29, 2000. For the ten months ended December 31, 2000, we wrote off $230,643 of software costs and we reduced the estimated useful life of all remaining unamortized software costs of $591,925 to 12 months based upon the Company's ongoing evaluation of capitalized software costs and projected net sales.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs charged to expense for the ten months ended December 31, 2000, were $112,992 as compared to $392,315 for the year ended February 29, 2000, or a decrease of $279,323, or 71.2%, principally as a result of lower headcount. For the ten months ended December 31, 2000 and the year ended February 29, 2000, we capitalized approximately $102,000 and $649,000, respectively. The decrease in costs capitalized for the ten months ended December 31, 2000 related primarily to the halting of development work on its products due to decreases in headcount. In the fiscal year ended February 29, 2000, we internally developed our WinShield Secure PC product ("Secure PC"), the total security solution for desktops, while we completed upgrading Secure PC to become Office 2000 compatible during the quarter ended May 31, 2000.

WRITE-OFF OF PURCHASED AND CAPITALIZED SOFTWARE COSTS

In the ten months ended December 31, 2000, purchased and capitalized software costs were written down by $230,643 as compared to $625,336 for the fiscal year ended February 29, 2000, resulting in a decrease of $394,693 or 63.1%. These write-offs were recognized as a result of the net book value of some of our products exceeding the net realizable value associated with those same products.

NONRECURRING LITIGATION SETTLEMENT CHARGE

In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against the Company arising out of an alleged 1995 contract with the Company's predecessor "("Old Citadel"). The suit alleged that Old Citadel breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Old Citadel. As its damages, JMA claimed that it was entitled to, among other things, the cash value of 1.8 million $0.89 warrants valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. We removed the case to federal court in the Southern District of New York.

Following mediation in July 2000, the Company entered into a settlement term sheet, pursuant to which the Company and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of the Company's common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, the Company recorded approximately $1,912,500 as a nonrecurring charge related to the settlement of the litigation.

The Company and JMA were unable to negotiate the final definitive settlement agreement and, as a result, the matter is still not finally settled. On March 27, 2001, the Court hearing the JMA lawsuit issued a Summary Order that denied JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. Given these recent events, the Company is unable to estimate the potential loss related to this matter. The Company has also filed a lawsuit against JMA to recover excess amounts charged by JMA in connection with related bridge loans.


OTHER INCOME (EXPENSE)

Interest expense for the ten months ended December 31, 2000 and the year ended February 29, 2000 was $9,129 and $53,340, respectively. This decrease in expense resulted primarily from the Company having less interest bearing debt during the ten months ended December 31, 2000 as compared to the fiscal year ended February 29, 2000. Equity in loss of unconsolidated affiliate was $1,220,516 for the year ended February 29, 2000 as compared to $18,122,874 for the fiscal year ended February 29, 2000. The significant decreases in the equity in loss of unconsolidated affiliate is due to the Company no longer applying the equity method due to our share of Parago's accumulated losses being in excess of the carrying value of our investment in Parago. For further discussion of our application of the equity method see Note A in the financial statements. We expect that these losses would continue to be significant for at least the foreseeable future as Parago continues to develop its business services.

NET LOSS

As a result of these factors, for the ten months ended December 31, 2000, we reported a net loss of $8,125,258, compared to a net loss of $23,656,939 for the fiscal year ended February 29, 2000.

DIVIDENDS ON PREFERRED STOCK

Preferred stock dividends for the fiscal year ended February 29, 2000 consisted primarily of dividends accrued on Series D preferred stock. In June 1999, the Company converted $2,000,000 of Series D preferred stock, plus dividends in arrears of approximately $238,000, into 2,081,937 shares of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at December 31, 2000 were $21,647.

The net cash used in operations of $1,249,982 for the ten months ended December 31, 2000 is principally a result of the net loss of $8,125,258, partially offset by non-cash charges including $1,220,516 associated with equity in losses of unconsolidated affiliate, $1,544,456 provision for forgiveness of notes receivable from related parties and $1,912,500 of legal accruals, and $917,492 of depreciation and amortization. The net cash used in operations of $3,086,101 for the fiscal year ended February 29, 2000 is principally a result of the net loss of $23,656,939, partially offset by non-cash charges including $18,122,874 associated with equity in losses of unconsolidated affiliate, $1,361,556 of depreciation and amortization and other non-cash charges totaling $1,322,817.

Cash flows used in investing activities was $1,957,059 for the ten months ended December 31, 2000, as compared to $1,666,994 for the fiscal year ended February 29, 2000. The change results from an increase in notes receivable from affiliates related to the bridge loans issued to River Logic, Inc. and Perclick, Inc. offset by the reduction in cash due to deconsolidation of Parago in 1999.

Cash flows provided by financing activities primarily from the sale of our common stock were $2,523,536 for the ten months ended December 31, 2000, as compared to $2,074,138 for the year ended February 29, 2000.

As a result of the aforementioned factors, cash and cash equivalents decreased by $685,765 for the ten months ended December 31, 2000, versus a decrease of $2,678,957 for the fiscal year ended February 29, 2000.

Liquidity

The Company has incurred recurring operating losses and has a working capital deficiency. The Company has used cash in operations of approximately $1.3 million during the 10 months ended December 31, 2000. The Company has a cash balance of approximately $22,000 at December 31, 2000 and current liabilities exceed current assets by approximately $ 1.6 million. As outlined below, these assets do not reflect the value that may be realized from our investments in Parago and River Logic. The Company has been and continues to be dependent upon outside financing to develop its software products, perform its business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During 2000, substantially all of this financing has been provided by related parties.

Over the next year the Company expects to generate cash from the sale of the Company's software and will incur costs relating to such operations which may result in a cash deficiency. The Company will also continue to incur expenses relating to corporate overhead and activities related to managing the Company's investments and considering additional opportunities. The Company is currently analyzing various strategic alternatives for its Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing, joint venture arrangements or the sale of the business line. While the Company has reduced costs as it has transitioned the core focus of its business plans to business development activities, the Company may require cash from financing activities to fund the deficits expected over the next year.

The Company's strategy of continuing to support and expand its business development activities requires the Company to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cashflow in the foreseeable future. Achieving positive cashflow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise a minimum of $1 million to fund the plan through the remainder of 2001 and substantially greater amounts if the Company expects to continue to acquire investments or if amounts become due to settle contingent liabilities. Historically, the Company has obtained any short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available, or if available on terms that the Company would be willing to accept.

Since the development of our new focus on businesses development activities we have made investments in two companies that we believe may provide liquidity to the Company in the long term. Our first investment in Parago we believe has been successful in that it has grown from the original $50,000 of equity provided by the Company and no revenue, to net revenue of approximately $19.5 million for the year ended December 31, 2000 (unaudited). As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. We believe, however, that our investment of 20,000,000 common shares of Parago may ultimately provide an appropriate return. Until we are able to create liquidity from the company's investments through sale to a strategic investor, an initial public offering or some other activity, the Company will continue to require working capital to fund its own operating expenses.

Similarly, the Company's investment in River Logic we believe has also been successful. Since our initial investment, River Logic has made substantial progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April, 2001 River Logic obtained a significant strategic investment from a subsidiary of Intel, Cardinal Investments, eMed Ventures, and Mercury Ventures. As part of that round, the Company converted $450,000 of demand notes receivable into River Logic Series C Preferred stock, the same equity instruments purchased by the other investees. The remainder of our note receivable totaling approximately $200,000 was paid in April 2001. Similar to the investments into Parago, the Company recognized that these investments would be initially illiquid. While we are pleased with the performance of Parago and River Logic to date, there can be no assurance that the Company will ever achieve liquidity for its investments.

There can be no assurance that management's plans will be successful or what other actions may become necessary. Although the Company has been successful raising capital in the past, the inability of the Company to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations and result in charges that could be material to the Company's business and results of operations.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements for the ten month period ended December 31, 2000 and the fiscal year ended February 29, 2000 are found following the signature page of this report.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The information set forth under the captions "Election of Directors" and "Executive Officers" of the Proxy Statement for our Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information set forth under the caption "Director and Executive Compensation" of the Proxy Statement for our Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Stockholders" of the Proxy Statement for our Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" of the Proxy Statement for our Annual Meeting of Stockholders is incorporated herein by reference.

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

3.14 Certificate for Renewal and Revival of Charter filed with the Delaware Secretary of State on October 29, 1999 (incorporated by reference to
       Exhibit 3.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

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

10.18 Standard Office Lease, dated August 2, 1999, between Arden Realty Limited Partnership and How2HQ.com, Inc. (Santa Monica, California) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

10.19 Guaranty of Lease, dated August 2, 1999, by the Company to Arden Realty Limited Partnership, with respect to certain obligations of How2HQ.com, Inc. under Standard Office Lease (incorporated by reference to Exhibit
       10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

10.20 Promissory Note dated September 30, 1999 payable to How2HQ.com, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

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

 21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

*23.1  Consent of Ernst & Young LLP.


* Filed herewith.


REPORTS ON FORM 8-K

The Company filed no Current Reports on Form 8-K for the fourth quarter of the ten months ended December 31, 2000.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date: April  16, 2001     CT HOLDINGS, INC.

By: /s/ STEVEN B. SOLOMON
    ---------------------
     Steven B. Solomon, President and
     Chief Executive Officer

     POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven B. Solomon his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                         TITLE                      DATE

/s/ STEVEN B. SOLOMON
---------------------------------   President, Chief Executive Officer
Steven B. Solomon                   and Director                                April 16, 2001
                                    (Principal Executive Officer and
                                    Principal  Accounting Officer)

/s/ VICTOR K. KIAM, II
---------------------------------   Chairman of the Board                       April  12, 2001
Victor K. Kiam, II


/s/ LAWRENCE LACERTE
---------------------------------   Director                                    April 16, 2001
Lawrence Lacerte


/s/ CHRIS A. ECONOMOU
---------------------------------   Director                                    April 16, 2001
Chris A. Economou

/s/ MARK ROGERS
-----------------------             Director                                    April 16, 2001
Mark Rogers


/s/ PHILLIP J. ROMANO
-----------------------             Director                                    April 16, 2001
Phillip J. Romano


/s/ DR. AXEL SAWALLICH
-----------------------             Director                                    April 16, 2001
Dr. Axel Sawallich

INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors                                           F-2

Balance Sheets as of December 31, 2000 and February 29, 2000             F-3

Statements of Operations for the ten months ended December 31, 2000
  and the year ended February 29, 2000                                   F-5

Statements of Stockholders' Equity for the ten months ended December
  31, 2000 and the year ended February 29, 2000                          F-6

Statements of Cash Flows for the ten months ended December 31, 2000
  and the year ended February 29, 2000                                  F-10

Notes to  Financial Statements                                          F-11

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
CT Holdings, Inc.

    We have audited the accompanying balance sheets of CT Holdings, Inc. (the Company) as of December 31, 2000 and February 29, 2000, and the related statements of operations, stockholders' equity, and cash flows for the ten months ended December 31, 2000 and the year ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CT Holdings, Inc. as of December 31, 2000 and February 29, 2000, and the results of its operations and its cash flows for the ten months ended December 31, 2000 and the year ended February 29, 2000 in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                         /S/ Ernst & Young LLP

Dallas, Texas
April 10, 2001

                               CT HOLDINGS, INC.

                                BALANCE SHEETS

                                                        December 31, February 29,
        ASSETS                                             2000         2000
                                                        ----------   ----------
CURRENT ASSETS
Cash and cash equivalents                               $   21,647   $  707,412
Accounts receivable-trade, less allowance of
   $28,693 and $1,100,000                                   54,794       55,241
Accounts receivable, other                                  45,250           --
Notes receivable from related parties                      588,559      208,934
Notes receivable from affiliates                           730,000           --
Inventory                                                   42,077       80,617
Prepaid expenses                                            94,217       78,535
                                                        ----------   ----------

    Total current assets                                 1,576,544    1,130,739

INVESTMENT IN UNCONSOLIDATED AFFILIATES                  2,613,976      827,350

PROPERTY AND EQUIPMENT, NET                                 94,054      228,102

PURCHASED SOFTWARE, net of accumulated
   amortization of $1,045,696 and $1,505,536               106,704      546,864

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of
   $851,204 and $786,000                                   485,221      944,674

OTHER ASSETS                                                42,095      154,308
                                                        ----------   ----------

                                                        $4,918,594   $3,832,037
                                                        ==========   ==========

                               CT HOLDINGS, INC.


                                                December 31,  February 29,
        ASSETS                                     2000          2000
                                               ------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable and accrued expenses              922,113      1,030,501
 Accrual for legal settlement                     1,912,500             --
 Payable to affiliate                               126,028         71,299
 Notes payable                                      248,425        261,288
                                               ------------   ------------

  Total current liabilities                       3,209,066      1,363,088

COMMITMENTS AND CONTINGENCIES                            --             --

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value per share;
   authorized, 60,000,000 shares; issued
   and outstanding, 53,825,317 shares at
   December 31, 2000 and 50,136,400 shares
   at February 29, 2000                             538,253        501,364
 Preferred stock, $.01 par value per share;
   authorized, 1,000,000 shares; issued and
   outstanding Series B convertible, 50
   shares (liquidation value, $50,000)                    1              1
 Additional paid-in capital                      56,383,496     50,390,070
 Accumulated deficit                            (52,711,983)   (44,586,725)
 Treasury stock, at cost (4,164,613
   common shares)                                (2,500,239)    (2,500,239)
 Notes receivable for exercise of
   options/warrants                                      --     (1,335,522)
                                               ------------   ------------

  Total stockholders' equity                      1,709,528      2,468,949
                                               ------------   ------------
                                               $  4,918,594   $  3,832,037
                                               ============   ============


  The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.

                           STATEMENTS OF OPERATIONS

                                        Ten Months Ended  Year Ended
                                        ---------------- -------------
                                           December 31,    February 29,
                                              2000            2000
                                          -----------    ------------


NET SALES                                 $   460,985   $  1,292,250

COST OF SALES, EXCLUDING DEPRECIATION
 AND AMORTIZATION                               8,310         61,564

OPERATING EXPENSES
  Selling, general and administrative
     expenses                               2,690,160      4,334,755
  Depreciation and amortization               917,492      1,361,556
  Research and development expense            112,992        392,315
  Write-off of capitalized software
     costs                                    230,643        625,336
  Forgiveness of notes
     from related parties                   1,544,456             --
  Accrual for legal settlement              1,912,500             --
                                          -----------   ------------
                                            7,408,243      6,713,962

      Operating loss                       (6,955,568)    (5,483,276)

OTHER INCOME (EXPENSE)
  Interest expense                             (9,129)       (53,340)
  Interest income and other                    59,955          2,551
  Equity in loss of unconsolidated
     affiliate                             (1,220,516)   (18,122,874)
                                          -----------   ------------
                                           (1,169,690)   (18,173,663)
                                          -----------   ------------


      Net loss                             (8,125,258)   (23,656,939)

Preferred stock dividend requirement           (2,083)       (64,493)
                                          -----------   ------------
Net loss allocable to common
     stockholders                         $(8,123,175)  $(23,721,432)
                                          ===========   ============

Net loss per share-basic and diluted      $     (0.17)  $      (0.56)
                                          ===========   ============


Weighted average shares outstanding        47,643,782     42,503,070
                                          ===========   ============

The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY



                                     Common stock                                        Additional
                                -----------------------        Preferred    Equity         paid-in
                                 Shares          Amount          stock       notes         capital
                                ----------      --------      ----------   ---------     -----------

Balances at March 1, 1999       43,259,274      $432,592        $    21    $ 150,000     $32,985,018
Exercise of stock options
 and warrants                    3,652,505        36,526             --           --       1,892,142

Conversions to common stock
 Equity notes                      533,684         5,337             --     (150,000)        194,492
 Preferred stock -
  Series D                       2,081,937        20,819            (20)          --         217,283
 Debt                              400,000         4,000             --           --         193,000

Sale of common stock               200,000         2,000             --           --         498,000

Shares issued for legal
 settlement                          7,500            75             --           --          21,225

Equity in sales of common
 stock by subsidiary                    --            --             --           --      14,157,466

Repayment of notes receivable           --            --             --           --              --

Forgiveness of note receivable
 issued as payment for the
 exercise of stock options              --            --             --           --              --

Stock-based compensation                --            --             --           --         285,000

Other                                1,500            15             --           --         (53,556)

Net loss                                --            --             --           --              --
                                ----------      --------        -------    ---------     -----------

As of February 29, 2000         50,136,400      $501,364        $     1    $      --     $50,390,070
                                ==========      ========        =======    =========     ===========

                                     Accumulated      Treasury        Notes
                                       deficit          stock       receivable      Total
                                   ---------------  -------------  ------------  -----------

Balances at March 1, 1999            $(20,641,875)   $(2,500,239)  $(1,933,265)  $ 8,492,252
Exercise of stock options
 and warrants                                  --             --       (55,860)    1,872,808

Conversions to common stock
 Equity notes                             (49,829)            --            --            --
 Preferred stock -
   Series D                              (238,082)            --            --            --
   Debt                                        --             --            --       197,000

Sale of common stock                           --             --            --       500,000

Shares issued for legal
  settlement                                   --             --            --        21,300

Equity in sales of common
 stock by subsidiary                           --             --            --    14,157,466

Repayment of notes receivable                  --             --       224,603       224,603

Forgiveness of note receivable
  issued as payment for the
  exercise of stock options                    --             --       295,000       295,000

Stock-based compensation                       --             --            --       285,000

Other                                          --             --       134,000        80,459

Net loss                              (23,656,939)            --            --   (23,656,939)
                                     ------------    -----------   -----------   -----------

As of February 29, 2000              $(44,586,725)   $(2,500,239)  $(1,335,522)  $ 2,468,949
                                     ============    ===========   ===========   ===========

                               CT HOLDINGS, INC.



                                               Common stock                         Additional
                                         ----------------------       Preferred       paid-in
                                            Shares      Amount         stock          capital
                                         ------------  --------       --------      -----------

Balances at March 1, 2000                 50,136,400      $501,364     $       1    $50,390,070

Exercise of stock options
 and warrants                                 55,583           556            --         35,844

Issuance of common stock to related
     party for cash                        2,500,000        25,000            --      2,475,000

Equity increase in subsidiary                     --            --            --        393,166

Non-employee stock-based
     compensation                                 --            --            --         30,440

Common stock issued in connection
   with investment in
   unconsolidated affiliate                1,050,000        10,500            --      2,476,417

Allowance for uncollectible notes
  receivable from related parties                 --            --            --             --

Stock issued to employee as
  severance upon termination                  83,334           833            --        582,559

Net loss                                          --            --            --             --
                                       -------------   -----------   -----------    -----------

As of December 31, 2000                   53,825,317   $   538,253   $         1    $56,383,496
                                       =============   ===========   ===========    ===========


                                        Accumulated     Treasury        Notes
                                         deficit         stock       receivable      Total
                                       -------------   -----------   -----------   ----------
Balances at March 1, 2000               $(44,586,725)  $(2,500,239)  $(1,335,522)  $ 2,468,949

Exercise of stock options
 and warrants                                     --            --            --        36,400

Issuance of common stock to related
   party for cash                                 --            --            --     2,500,000

Equity increase in subsidiary                     --            --            --       393,166


Non-employee stock-based
   expense                                        --            --            --        30,440

Common stock issued in connection
   with investment in
   unconsolidated affiliate                       --            --            --     2,486,917

Stock issued to employee as
  severance upon termination                      --            --            --       583,392


Forgiveness of notes
  from related parties                            --            --     1,335,522     1,335,522

Net loss                                  (8,125,258)           --            --    (8,125,258)
                                       -------------   -----------   -----------   -----------

As of December 31, 2000                 $ 52,711,983   $(2,500,239)  $      --     $ 1,709,528
                                       =============   ===========   ===========   ===========

The accompanying notes are an integral part of this statement.

                               CT HOLDINGS, INC.

                           STATEMENTS OF CASH FLOWS

                                                                 Ten Months Ended    Year Ended
                                                                 -----------------  -------------
                                                                   December 31,     February 29,
                                                                       2000            2000
                                                                  ---------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $(8,125,258)  $(23,656,939)
    Adjustments to reconcile net loss to
          net cash used by operating activities:
          Depreciation and amortization                                   917,492      1,361,556
          Equity in loss of unconsolidated
           affiliate                                                    1,220,516     18,122,874
          Common stock and options issued
           as payment of expenses                                          30,440         25,482
          Forgiveness of notes from related
           parties                                                      1,544,456             --
          Write-down of software development
            costs                                                         230,643        625,336
          Noncash employee severance expense                              583,392        580,000
          Accrued compensation offset to
           notes receivable from related party                            506,000             --
          Other                                                                --         91,999
    Changes in operating assets and liabilities:
       Accounts receivable                                                (44,803)       411,047
       Prepaid expenses                                                   (15,682)       129,686
       Inventory                                                           38,540         68,059
       Accounts payable and accrued expenses                             (108,388)    (1,170,572)
       Accrual for legal settlement                                     1,912,500             --
       Payable to affiliate                                                54,729         71,299
       Other                                                                5,441        254,072
                                                                      -----------   ------------
NET CASH USED BY OPERATING ACTIVITIES                                  (1,249,982)    (3,086,101)

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease (increase) in notes receivable
      from related parties, net                                        (1,100,000)       369,603
    Proceeds from certificate of deposit                                  100,000             --
    Increase in notes receivable from
      affiliates                                                         (730,000)            --
    Capital expenditures                                                       --        (70,388)
    Software development costs                                           (102,261)      (649,131)
    Reduction in cash due to deconsolidation
      of Parago, Inc.                                                          --     (1,176,292)
    Cost to acquire investment in
          unconsolidated affiliates                                      (127,059)      (140,786)
                                                                      -----------   ------------
NET CASH USED BY INVESTING ACTIVITIES                                  (1,957,059)    (1,666,994)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable                                            (103,312)      (149,362)
    Proceeds from notes payable                                            90,449         70,226
    Proceeds from related party advances                                  780,000             --
    Repayments to related party advances                                 (780,000)            --
    Repayments on long-term debt                                               --       (161,812)
    Proceeds from issuance of common stock                              2,536,400      2,315,086
                                                                      -----------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,523,537      2,074,138
                                                                      -----------   ------------

Net decrease in cash                                                     (685,765)    (2,678,957)
Cash at beginning of the year                                             707,412      3,386,369
                                                                      -----------   ------------

Cash at end of the year                                               $    21,647   $    707,412
                                                                      ===========   ============

The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

CT Holdings, Inc., formerly Citadel Technology, Inc., ("CT Holdings") is a developer of technology-based companies that provides early stage ventures with a single source of management capital, as well as consulting on operations, marketing and strategic planning. Its development model is designed to enable the start up companies with whom it partners to become online market leaders in their industries. CT Holdings began its business development activities in 1999 with the formation of Parago, Inc. (Parago), an application service provider
(ASP) and Internet based business process outsourcer (BPO) that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, and customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. (River Logic), which is headquartered in Beverly, Massachusetts and develops decision-support applications for industry. Using COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise.

In addition to its business development business, CT Holdings continues to operate its "Citadel Technology" security software line, which is focused on marketing security and administration software products for both computer networks and desktop personal computers. Its integrated, easy-to-use software products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. These software products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. The Citadel Technology software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity.

During 2000, CT Holdings changed its fiscal year end from February 28 to December 31. Therefore, the fiscal year ending December 31, 2000 is a transition period consisting of a ten month period from March 1, 2000 through December 31, 2000. The following table shows the ten months ended December 31, 2000 and the comparative ten months ended December 31, 1999.

                                                     Ten Months Ended
                                                --------------------------
                                                 December 31,  December 31,
                                                      2000        1999
                                                  (Audited)    (Unaudited)
                                                ------------  ------------

  Net sales                                     $   460,985   $  1,256,923
  Net loss                                       (8,125,258)   (18,116,854)
  Preferred stock dividend                               --        (64,493)
  Net loss allocable to common stockholders      (8,125,258)   (18,181,347)
  Loss per common share                         $     (0.17)  $      (0.43)

Liquidity

The Company has incurred recurring operating losses and has a working capital deficiency. The Company has used cash in operations of approximately $1.3 million during the 10 months ended December 31, 2000. The Company has a cash balance of approximately $22,000 at December 31, 2000 and current liabilities exceed current assets by approximately $ 1.6 million. As outlined below, these assets do not reflect the value that may be realized from our investments in Parago and River Logic. The Company has been and continues to be dependent upon outside financing to develop its software products, perform its business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During 2000, substantially all of this financing has been provided by related parties.

Over the next year the Company expects to generate cash from the sale of the Company's software and will incur costs relating to such operations which may result in a cash deficiency. The Company will also continue to incur expenses relating to corporate overhead and activities related to managing the Company's investments and considering additional opportunities. The Company is currently analyzing various strategic alternatives for its Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing, joint venture arrangements or the sale of the business line. While the Company has reduced costs as it has transitioned the core focus of its business plans to business development activities, the Company may require cash from financing activities to fund the deficits expected over the next year.

The Company's strategy of continuing to support and expand its business development activities requires the Company to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cashflow in the foreseeable future. Achieving positive cashflow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise a minimum of $1 million to fund the plan through the remainder of 2001 and substantially greater amounts if the Company expects to continue to acquire investments or if amounts become due to settle contingent liabilities. Historically, the Company has obtained any short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available based on terms that the Company would be willing to accept.

Since the development of our new focus on businesses development activities we have made investments in two companies that we believe may provide liquidity to the Company in the long term. Our first investment in Parago we believe has been successful in that it has grown from the original $50,000 of equity provided by the Company and no revenue, to net revenue of approximately $19.5 million for the year ended December 31, 2000 (unaudited). As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. We believe, however, that our investment of 20,000,000 common shares of Parago may ultimately provide an appropriate return. Until we are able to create liquidity from the company's investments through sale to a strategic investor, an initial public offering or some other activity, the Company will continue to require working capital to fund its own operating expenses.

Similarly, the Company's investment in River Logic we believe has also been successful. Since our initial investment, River Logic has made substantial progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April, 2001 River Logic obtained a significant strategic investment from a subsidiary of Intel, Cardinal Investments, eMed Ventures, and Mercury Ventures. As part of that round, the Company converted $450,000 of demand notes receivable into River Logic Series C Preferred stock, the same equity instruments purchased by the other investees. The remainder of our note receivable totaling approximately $200,000 was paid in April 2001. Similar to the investments into Parago, the Company recognized that these investments would be initially illiquid. While we are pleased with the performance of Parago and River Logic to date, there can be no assurance that the Company will ever achieve liquidity for its investments.

There can be no assurance that management's plans will be successful or what other actions may become necessary. Although the Company has been successful raising capital in the past, the inability of the Company to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations and result in charges that could be material to the Company's business and results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Investment in Unconsolidated Affiliates

For the ten months ended December 31, 2000 and the year ended February 29, 2000, the ownership interests that the Company holds in Parago and River Logic have been accounted for under the equity method for Parago and the cost method for River Logic. The Company records its investments in equity-method and cost-method investees on its balance sheets as "Investment in Unconsolidated Affiliates" and its share of the equity-method investee's losses in "Equity in Loss of Unconsolidated Affiliate." All significant intercompany accounts and transactions have been eliminated.

For the ten months ended December 31, 2000 and the year ended February 29, 2000, the Company's investment in Parago is presented under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. Under the equity method, when Parago sells its common stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. If the carrying value of the Company's net investment falls below zero, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized during the period the equity method was suspended of approximately $16.2 million (unaudited) are recovered by income or an increase in equity. The Company continues to hold 20,000,000 shares of common stock of Parago at December 31, 2000, representing approximately 45% of Parago's outstanding common stock at December 31, 2000.

Because the Company owned less than 20% of the ownership interest in River Logic at December 31, 2000 the investment has been accounted for under the cost method of accounting, and the carrying value of the investment is recorded at the original acquisition costs. Under this method, the Company's share of the income or losses of River Logic is not included in the Company's statements of operations. The investment in unconsolidated affiliate at December 31, 2000 of approximately $2.6 million represents the investment in River Logic as the investment in Parago was reduced to zero as discussed above.

The company periodically evaluates the investment in River Logic for impairment based upon the prospects of the entity and the value of the investment when compared to other investments in the entity from other unrelated parties. If these two factors indicate that an other than temporary impairment exists, then the Company will write down the value of the investment to its realizable value. However, no such indications were identified at December 31, 2000 and the investment in River Logic is stated at its original acquisition cost.

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

The Company capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are expensed as research and development costs. Research and development expense totaled $112,992 and $392,315 for the ten months ended December 31, 2000 and the year ended February 29, 2000, respectively. Capitalized costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from three to five years. Amortization expense related to purchase software and capitalized software development costs was $771,231 and $1,108,017 for the ten months ended December 31, 2000 and the year ended February 29, 2000, respectively. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the net book value is in excess of net realizable value. For the ten months ended December 31, 2000 and the fiscal year ended February 29, 2000, software costs were written down by $230,643 and $625,336, respectively. As of December 31, 2000 the Company reduced the estimated useful life of all remaining unamortized capitalized software costs of $591,925 to 12 months based upon the Company's ongoing evaluation of the capitalized software development costs and projected cash flows.

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

Advertising and Marketing Expense

The Company expenses costs associated with advertising and marketing as they are incurred and includes these costs in selling, general and administrative expense. Advertising and marketing expense for the ten months ended December 31, 2000 and the year ended February 29, 2000 was $10,082 and $748,605, respectively.

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

The Company accounts for stock based awards issued to non-employees based on fair value.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term obligations are carried at cost, which approximates fair value due to the short maturity of these instruments.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options. Diluted loss per common share includes the dilutive effect of options and warrants calculated using the treasury stock method, and, includes the effect of convertible preferred stock using the if-converted method. Stock options and warrants to purchase 5,824,105 shares of common stock have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. In addition, approximately 9,400 shares (based on the price per share for the Company's common stock on December 31, 2000), which would be issued upon the conversion of Series B preferred stock, have been excluded from the computation of loss per share.

Presentation

Prior year amounts have been restated to conform to current period presentation.

NOTE B - PROPERTY AND EQUIPMENT

Major classes of property and equipment and their estimated useful lives are as follows:

                                               December 31,   February 29,
                                    Lives          2000           2000
                                 ----------   ------------      ---------

Furniture                        5-10 years      $ 170,981       $170,981
Office equipment                 3-7 years          83,935         83,935
Leasehold improvements           Lease term         68,672         68,672
Computer equipment               3-7 years         643,753        643,753
                                                 ---------       --------
                                                   967,341        967,341
Less accumulated depreciation                     (873,287)      (739,239)

                                  ---------      ---------

Net property and equipment        $  94,054      $ 228,102
                                  =========      =========



NOTE C - NOTES PAYABLE

Notes payable consist of the following:
                                              December 31, February 29,
                                                 2000         2000
                                              ----------- ----------
Non-interest bearing note due Xerox,
   (matured September 1998)                     $150,000  $150,000

Unsecured notes payable to individuals,
   due at various dates, bearing
   interest at rates ranging from 0% to 10%;
   weighted average interest rate is
   approximately 6.1%                             27,500    27,500

Note payable to banks, bearing interest at
   7.35% to 7.45%                                     --    55,833

Other notes payable                               70,925    27,955
                                                --------  --------
                                                $248,425  $261,288
                                                ========  ========

Certain of the unsecured notes payable to individuals were issued with warrants to purchase common stock. The total number of warrants issued was 509,375 with an exercise price ranging from $0.32 to $0.89 per share. A note for $140,000 plus accrued interest was converted into 400,000 shares of common stock during the year ended February 29, 2000.



NOTE D - INCOME TAXES


The significant components of the Company's deferred tax liabilities and assets are as follows:

                                          December 31,   February 29,
                                             2000            2000
                                          ------------   -----------

Deferred tax assets (liabilities)
 Net operating loss carryforwards         $ 11,353,705   $ 7,432,000

 Accounts receivable                            11,047       479,000
 Investment in subsidiary                       19,250      (257,000)
 Accounts payable and accrued expenses        (112,156)      (15,000)
                                          ------------   -----------
Total deferred tax assets, net              11,271,846     7,639,000
Valuation allowance                        (11,271,846)   (7,639,000)
                                          ------------   -----------
Total deferred tax assets, net            $        --    $        --
                                          ============   ===========

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to loss before provision for income taxes is explained below:

                                                 December 31,    February 29,
                                                     2000            2000
                                                -------------   -------------

Benefit computed at federal statutory rate      $ (2,762,588)   $ (7,885,000)
Operating loss not benefitted                      2,750,993       8,815,000
Other                                                 11,595        (930,000)
                                               -------------    ------------
                                               $          --    $         --
                                               =============    ============

For federal income tax purposes, at December 31, 2000, the Company had a net operating loss carryforward of approximately $30,700,000. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income through 2015. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE E - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's outstanding Series B preferred stock is convertible into shares of common stock at 83% of the average market price of the common stock for the five days preceding conversion. Each share of Series B preferred stock has a conversion value of $1,000. Dividends accrue at 5%. As of December 31, 2000 all but 50 shares have been converted into common stock. If the shares had been converted on December 31, 2000, approximately 9,400 shares of common stock would be issued. Holders of Series B convertible preferred stock have limited voting rights.

Dividends on all series of preferred stock are payable in cash or common stock at the option of the Company.

Equity Notes

The equity notes outstanding as of March 1, 1999 were unsecured and convertible at any time until maturity into common stock at 80% of the average market price of the Company's common stock. During the year ended February 29, 2000, the remaining balance of the equity notes of $150,000 were converted to 533,684 shares of common stock.

Stock Options and Warrants

The Company has issued stock options to purchase common stock to directors, employees, and others. Options are granted at no less than fair value at date of grant, as determined by the board of directors. Generally, the options vest over no more than three years. Following is a summary of option transactions for the periods beginning March 1, 1999:

                                               Weighted
                                                average
                                               exercise
                                       Shares    price
                                               per share
                                     --------- ---------

Outstanding at March 1, 1999         2,962,157    $0.55
Granted                                728,000     4.92
Exercised                           (2,169,455)    0.47
Expired or canceled                   (254,435)    1.06
                                    ----------

Outstanding at February 29, 2000     1,266,267     3.07

Granted                                155,000     4.06
Exercised                             (107,667)    0.33
Expired or cancelled                    15,000     3.00

Outstanding at December 31, 2000     1,298,600    $3.42
                                    ==========

Exercisable at February 29, 2000       377,821    $0.63
Exercisable at December 31, 2000     1,202,386    $3.59


Weighted-average fair value of options granted to employees and directors during the ten months ended December 31, 2000 and year ended February 29, 2000 are $2.22 and $2.88, respectively.

The following table summarizes other information regarding stock options at December 31, 2000:

                                   Outstanding                    Exercisable
                        ---------------------------------   ------------------------
                                    Weighted
                                    average
                                   remaining    Weighted                Weighted
                                   contractual   average                 average
   Range of                           life      exercise                 exercise
exercise prices          Shares    (in years)     price       Shares      price
---------------         ---------  ----------   ---------   -----------  -----------

       $ 0.25 - 0.50      165,350        3.6      $0.30      165,350        $0.30




         0.67 - 1.75      275,250        2.4       0.86      205,703         0.90
         2.00 - 5.00      858,000        4.2       4.83      831,333         4.91
                        ---------                          ---------

                        1,298,600                 $3.42    1,202,386        $3.59
                        =========                          =========

If the Company had recognized compensation expense based upon the fair value at the grant date for options granted to employees during the ten months ended December 31, 2000 and the fiscal year ended February 29, 2000, the pro forma effect on net loss and loss per share would have been as follows:


                                 Ten Months     Year Ended
                                    Ended
                                -------------  ------------
                                 December 31,  February 29,
                                     2000           2000
                                ------------   ------------

       Net loss
          As reported            $(8,125,258)  $(23,656,939)
          Pro forma               (9,038,968)   (24,130,110)
       Loss per common share
          As reported                   (.17)          (.56)
          Pro forma                     (.19)          (.57)


The fair value of these options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                               Ten Months    Year Ended
                                  Ended
                              ------------ --------------
                              December 31,   February 29,
                                  2000          2000
                              ------------ --------------

Expected volatility               154.0%          113.5%
Risk-free interest rates            5.7%            6.0%
Dividend yield                        0%              0%
Expected option lives            5 years       1-3 years



The following summarizes the activity of warrants to purchase common stock for the ten months ended December 31, 2000 and the fiscal year ended February 29, 2000:


                                                    Weighted
                                                    average
                                      Shares     exercise price
                                    -----------  --------------

Outstanding at March 1, 1999         6,039,805            $2.82

Exercised                           (1,483,050)            0.58
                                    ----------            -----

Outstanding at February 29, 2000     4,556,755             3.55

Exercised                              (31,250)            0.89
                                    ----------            -----

Outstanding at December 31, 2000     4,525,505            $2.68
                                    ==========            =====


All the warrants are exercisable and expire at varying times between April 2001 and September 2003.

NOTE F. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Parago Investment

In the first quarter of fiscal year 2000, the Company accounted for its investment in Parago under the consolidation method. Through subsequent sale and distribution by Parago of shares of its common stock, the Company's ownership was reduced below 50% beginning in July 1999. As a result, beginning July 1999, the Company began accounting for its remaining investment in Parago under the equity method of accounting. Prior to these events, the operating results of Parago were consolidated in the Company's consolidated financial statements. At December 31, 2000, the Company owns 45% of Parago's outstanding shares of common stock.

From January to March 2000, Parago raised an aggregate of $36,500,000, including $21,500,000 through the issuance of 430,000 shares of Series C Convertible Preferred Stock to THLee.Putnam Internet Partners LP, Dain Rauscher Wessels Investors LLC and Watershed Capital I, L.P. At the time of issuance, the Series C preferred stock is convertible into 4,300,000 shares of Parago common stock. In addition, in September 2000, Parago sold an additional $15,000,000 in Series D Preferred Stock to THLee.Putnam and Watershed Capital. In connection with the Series A, B, C, and D preferred stock financings, the preferred stockholders were issued approximately 5,618,000 warrants to purchase common stock. The warrants vest immediately and have a weighted average exercise price of $1.25.

The following is the unaudited condensed financial information of Parago at December 31, 2000 and February 29, 2000 and for the ten months ended December 31, 2000 and the fiscal year ended February 29, 2000.


SUMMARIZED BALANCE SHEET      DECEMBER 31, 2000  FEBRUARY 29, 2000
------------------------      -----------------  -----------------

Current assets                $29,416,701        $18,880,751
Noncurrent assets              24,724,368         21,931,528
                              -----------        -----------

         Total assets               $54,141,069        $40,812,279
                                    ===========        ===========

Current liabilities                 $30,768,193        $23,870,338
Long-term debt and capital
         lease obligations            2,390,910            623,140
                                    -----------        -----------
         Total liabilities           33,159,103         24,493,478
                                    -----------        -----------
Redeemable common stock               2,000,000          2,000,000
Shareholders' equity                 18,981,966         14,318,801
                                    -----------        -----------
                                    $54,141,069        $40,812,279
                                    ===========        ===========


SUMMARIZED STATEMENT                  TEN MONTHS ENDED     TWELVE MONTHS ENDED
   OF OPERATIONS                      DECEMBER 31, 2000     FEBRUARY 29, 2000
--------------------                  -----------------     -----------------
       Revenues                       $ 17,075,779          $  8,293,650
       Operating expenses               40,397,689            20,171,534
       Loss on sale of assets            1,786,135                    --
       Operating loss                  (30,416,577)          (40,491,249)
       Net loss                        (32,449,476)          (39,307,459)

Parago has incurred recurring operating losses and has a working capital deficiency. Parago has a net operating loss of $30.4 million during the 10 months ending December 31, 2000, and a working capital deficiency of $1.4 million as of December 31, 2000. Consequently, Parago is seeking to raise additional capital to execute its business plans. The Parago financial information does not include any adjustments that might result from the outcome of this uncertainty regarding Parago's liquidity and capital resources.

The Company has agreed to convert shares of Parago common stock issued in connection with the an acquisition by Parago into up to 500,000 of the Company's common shares at the option of the acquired entity's shareholders. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, the Company may be required at the option of such stockholders to issue up to 414,000 shares of the Company's common stock.

River Logic Investment

In May 2000, the Company acquired approximately 1.19 million, or 5.9%, shares of common stock of River Logic from several of its existing shareholders in exchange for 333,333 shares of the Company's common stock. The Company also acquired shares of Series A Convertible Preferred Stock from River Logic in exchange for the contribution of assets acquired from a third party by the Company through exchange of 666,667 shares of the Company's common stock. The acquired shares of River Logic's preferred stock are convertible into shares of common stock that represented approximately 13.1% of the currently outstanding shares of capital stock of River Logic on a post conversion basis as of May 5, 2000.

In connection with the investment in River Logic, the Company also made two $300,000 bridge loans to River Logic that together were convertible into 800,000 shares, in the aggregate, of common stock that represented approximately 3.8% of the then currently outstanding capital stock of River Logic. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and (iv) is prepayable by River Logic commencing on its third anniversary date. In April 2001, River Logic received a venture capital investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock, and the remainder was paid in April, 2001. As a result of the transactions, the Company owns as of April 2001 approximately 10% of the capital stock of River Logic.

Altogether, the carrying value of the River Logic investment includes the fair value of 1,000,000 shares of the Company's common stock exchanged to acquire the interest in River Logic. The carrying value also includes legal fees paid in connection with the investment and 50,000 shares of the Company's common stock granted to a consultant for identifying the investment. The total value of the 1,050,000 shares granted equates to $2,486,917. Soon after the closing of the transaction the consultant that identified the investment became President and Chief Operating Officer of River Logic, and was granted 100,000 fully vested stock options to purchase the Company's stock at $5 per share.

NOTE G - RELATED PARTY TRANSACTIONS

From May 2000 to August 2000, the Company's Chief Executive Officer loaned $780,000 to the Company to assist with working capital needs and provide for the $600,000 in bridge loans to River Logic. The entire $780,000 was repaid by the Company in August 2000.

In October 2000, the Company with approval from the board of directors loaned $1.2 million to the Chief Executive Officer. The note receivable is callable after April 2, 2001 and bears interest at 5% per year. The balance at December 31, 2000 is approximately $589,000, which is net of payments of approximately $100,000 and approximately $506,000 in accrued salary and bonus due to him pursuant to his employment agreement. Further, during the Company's evaluation and review of the non-cash compensation strategies available to continue to provide incentives to the Chief Executive Officer and to respond to changing equity market conditions, the Company determined it would forgive a note receivable issued in connection with the exercise of stock options granted to the officer in the amount of $208,934.

The Chief Executive Officer is also a director of Parago and funded $4 million of his personal assets to Parago to assist with its working capital needs during the ten months ended December 31, 2000 and the year ended February 29, 2000. The amounts funded during each period were repaid in January and April 2001, respectively. Parago also provided the Chief Executive Officer with approximately $6.8 million in advances in April, 2000 which was repaid during the same month.

At December 31, 2000, the Company had $1,335,522 in notes receivable that were outstanding from current and former directors and employees which have been fully reserved. A majority of these notes were due during the ten months ended December 31, 2000. The notes were issued in fiscal 1999 in connection with the exercise of stock options granted to the directors and employees. At the time of issuance the notes were issued with recourse, interest at 5%, and were collateralized by the Company's common stock held by the directors and employees. During the Company's evaluation and review of the non-cash compensation strategies available to continue to provide incentives to these directors and employees and to respond to changing equity market conditions, the Company determined it would forgive all such notes receivable. Consequently, the Company recorded a provision for all of the notes receivable.

One of the Company's former directors in June 1999 joined the Company's subsidiary, Parago, as its President and Chief Operating Officer. In connection therewith, the former director was granted options to purchase 2,000,000 shares of Parago common stock at $0.025 per share and options to purchase 1,800,000 shares of Parago common stock at $0.25 per share.

During the ten months ended December 31, 2000 and the fiscal year ended February 29, 2000, the Company and Parago incurred legal fees in the amount of approximately $90,000 and $86,000, respectively to an attorney who was a former employee and is a relative of the Company's Chief Executive Officer. After leaving the Company, this attorney continued to provide legal services to the Company and subsequent to February 28, 1999, this attorney joined Parago as an executive officer.

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

Bennet S. Klein, the Company's former Vice President of Business Development, resigned the Company and his employment agreement was terminated effective as of March 1, 2000. In connection with his resignation, the executive and the Company entered into a Settlement and

Release Agreement which provided for the executive to forego the remaining compensation due him under his employment agreement in exchange for the Company's agreement to accelerate the vesting of his remaining stock options and to pay the exercise price related to those shares. The acceleration of vesting and forgiveness of the exercise cost resulted in $583,392 of compensation expense based on the fair market value of the Company's stock on the date of termination.

During the ten months ended December 31, 2000, the Company sold 2,500,000 restricted shares of its common stock to two of its directors under a private placement for proceeds of $2,500,000.

The Company also has a $130,000 note receivable due from an entity that one of the Company's directors also serves on the board of directors of such entity. This note is payable on demand and bears interest at 10%.

Equity Investee

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

The Company continues to sublease a portion of its headquarters' officespace to Parago and remains fully obligated on such lease. Approximately, $300,000 in the ten months ended December 31, 2000 was paid directly by Parago to the Company's lessor based upon square footage utilized by Parago.

During the fiscal year ended February 29, 2000, the Company borrowed cash from Parago to cover short-term cash requirements. As a result, the Company issued promissory notes to Parago for approximately $571,299 for its initial investment of $50,000 in Parago and sharing of other cash disbursements made to assist the Company in meeting short-term cash requirements. The promissory notes are secured by 300,000 shares of Parago common stock, are due on demand, and bear interest at five percent. The balance of the notes at December 31, 2000 and February 29, 2000, is $71,299. The Company also owes Parago $54,729 for various resources the equity investee provided to the Company.

During the ten months ended December 31, 2000, the Company provided $900,000 in funding to Parago to cover the equity investee's working capital needs, and the entire amount was repaid.

During the ten months ended December 31, 2000, one of the Company's directors who is also a director of Parago funded $2 million to Parago to provide interim working capital. All of the $2 million was repaid by December 31, 2000. Two of the Company's directors also have in aggregate approximately $52,000 of notes receivable due to Parago.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under noncancellable operating lease agreements expiring at various dates through 2002. Future minimum lease payments under these leases at December 31, 2000, were as follows:

       2001                            $  532,523
       2002                               141,831
                                       ----------

       Total                           $  674,354
                                       ==========



Rental expense totaled approximately $171,000 and $228,000 for the ten months ended December 31, 2000 and the year ended February 29, 2000, respectively. The Company remains obligated for office space sub-leased to Parago (see Related Party Transactions).

In January 2000 the parties in the previously disclosed Vestcom v. Citadel lawsuit reached an agreement to settle the suit for the original amount of the warrants claimed (100,000 shares with an exercise price of $1.375 per share). This action was dismissed for want of prosecution on the announcement of settlement by the parties. Assuming Vestcom received actual or constructive notice of that dismissal near the time of its entry, the Company believes that the time to seek reinstatement of the case, a new trial, or review before the Court of Appeals has expired. However, as of the date of issuance of these financial statements, no binding agreement has been signed by both parties, and accordingly the Company has not accrued for a loss contingency related to the issuance of the warrants for the amount of any possible unfavorable outcome is not estimatable.

In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against the Company arising out of an alleged 1995 contract with the Company's predecessor "("Old Citadel"). The suit alleged that Old Citadel breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Old Citadel. As its damages, JMA claimed that it was entitled to, among other things, the cash value of 1.8 million $0.89 warrants valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. We removed the case to federal court in the Southern District of New York.

Following mediation in July 2000, the Company entered into a settlement term sheet, pursuant to which the Company and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of the Company's common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, the Company recorded approximately $1,912,500 as a nonrecurring charge related to the settlement of the litigation.

The Company and JMA were unable to negotiate the final definitive settlement agreement and, as a result, the matter is still not finally settled. On March 27, 2001, the Court hearing the JMA lawsuit issued a Summary Order that denied JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. Given these recent events, the Company is unable to estimate the potential loss related to this matter. The Company has also filed a lawsuit against JMA to recover excess amounts charged by JMA in connection with related bridge loans.

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

The Company is also involved in other litigation. Such litigation is not material to the Company's financial condition or results of operations.

NOTE I - MAJOR CUSTOMERS

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all trade accounts receivable. To date, the losses incurred by the Company have not exceeded management's expectations.

Major customer information is presented based on the aggregate amount of sales net of any returns. During the ten months ended December 31, 2000, four customers accounted for approximately 27% of the Company's net sales, while during the fiscal year ending 2000, four different customers accounted for approximately 29% of net sales.

NOTE J - SUBSEQUENT EVENTS

In February, 2001, in return for past services as directors and ongoing support of the Company, the Company granted 2,500,000 options to purchase the Company's common stock to two directors of the Company with an exercise price of $0.375 per share. Since the exercise price on the date of grant equaled or exceeded the market value of the Company's common stock the Company will not record any compensation expense related to these option grants. The options vest immediately and expire in five years.

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION

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

3.14 Certificate for Renewal and Revival of Charter filed with the Delaware Secretary of State on October 29, 1999.
       (incorporated by reference to Exhibit 3.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

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

10.18 Standard Office Lease, dated August 2, 1999, between Arden Realty Limited Partnership and How2HQ.com, Inc. (Santa Monica, California). (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

10.19 Guaranty of Lease, dated August 2, 1999, by the Company to Arden Realty Limited Partnership, with respect to certain obligations of How2HQ.com, Inc. under Standard Office Lease.
       (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

10.20 Promissory Note dated September 30, 1999 payable to How2HQ.com, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

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

 21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

*23.1  Consent of Ernst & Young LLP.