Form 10KSB/A
period 2000-02-29
CT HOLDINGS INC
filed 2001-04-30
CIK 752789

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

FOR THE TRANSITION PERIOD FROM MARCH 1, 2000 TO DECEMBER 31, 2000.

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

     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [x]

The aggregate market value of all classes of the registrant's voting stock held by non-affiliates as of April 26, 2001 was approximately $7,044,553.

On April 26, 2001, there were 53,825,300 shares of the registrant's Common Stock outstanding.

CT HOLDINGS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-KSB/A

TABLE OF CONTENTS

                                                                          Page

PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...............  4

Item 10. Executive Compensation............................................  7

Item 11. Security Ownership of Certain Beneficial Owners and Management.... 10

Item 12. Certain Relationships and Related Transactions.................... 11

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

The names of our directors, their principal occupations and the year in which each current Director of CT Holdings, Inc. (the "Company") initially joined the Board of Directors are set forth below.

NAME                   AGE   POSITION WITH THE COMPANY     DIRECTOR SINCE

Steven B. Solomon      36    President, Chief Executive
                             Officer, and Secretary              1992


Victor K. Kiam, II     72    Director                            1996

Lawrence Lacerte       47    Director                            1999

Chris A. Economou      45    Director                            1993

Mark Rogers            40    Director                            1996

Phillip J.Romano       60    Director                            2000

Dr. Axel Sawallich     55    Director                            1993

STEVEN B. SOLOMON has served as the President and Chief Executive Officer of the Company since May 1997 and as a director of the Company since February 1996. Mr. Solomon also serves as a Director of Parago, Inc., a subsidiary of the Company that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of the Company. Since May 5, 2000, Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of the Company that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed t o enable decision makers to leverage knowledge and information to gain competitive advantage.

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

LAWRENCE LACERTE has served as a director of the Company since January 1999. Mr. Lacerte has served as President of Lacerte Technologies, Inc., a Dallas based investment firm, since July 1998. From 1978 until July 1998, Mr. Lacerte served as Chairman and Chief Executive Officer of Lacerte Software Corporation, a tax and accounting software company. In June 1998, Lacerte Software was acquired by Intuit Corporation. Mr. Lacerte also serves on the Boards of Directors of Universal Display Corporation, a publicly traded company engaged in the research and development of flat panel displays, and Teraglobal Communications Corp., a publicly traded communications technology company that designs and markets microprocessor and software-based products and services for real-time communications. Mr. Lacerte also serves on the Board of Directors of Parago.

CHRIS A. ECONOMOU has served as a director of the Company since February 1996, and was a director of LoneStar Hospitality Corp. from June 1993 until its merger with the Company. Mr. Economou has been engaged in the private practice of law in Fort Lauderdale, Florida, primarily in the transactional and corporate areas since 1988. Mr. Economou also served as a director of Parago during its incubation phase from January 1999 to February 2000.

MARK ROGERS has served as a director of the Company since July 1996. Since 1989, Mr. Rogers has served as a partner and Chief Operating Officer of NFT Ventures, a venture capital fund established by Ray Noorda, the founder of Novell, Inc. In connection with his position at NFT Ventures, Mr. Rogers advises several computer software companies in Texas, Utah and Silicon Valley, with respect to various strategic and developmental matters. Mr. Rogers also serves on the boards of directors of CollegeLink.com Incorporated, an online college application assistance company, and several other high-tech companies. Mr. Rogers also served as a director of Parago during its incubation phase from January 1999 to February 2000.

PHILLIP J. ROMANO has served as a director of the Company since August 2000.
Mr. Romano also serves as a consultant to and joint venture partner of Brinker International, Inc., a publicly traded national operator, developer and franchisor of numerous restaurant concepts, including Chili's Grill & Bar and Romano's Macaroni Grill. In addition, Mr. Romano has served as a venture capitalist, including as an original investor, and former Chairman and Director of Docucon, Inc., a publicly traded technology company, and a principal in EGP, a partnership that held the licensing rights to the Palmaz-Schatz Stent cardiovascular device that was purchased by Johnson & Johnson in 1998. Mr. Romano also serves on the Board of The Cox School of Business at Southern Methodist University and The M.D. Anderson Cancer Center.

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

EXECUTIVE OFFICERS

The executive officers of the Company as of April 26, 2001 are as follows:

NAME                       AGE       POSITION WITH THE COMPANY

Steven B. Solomon           36       President, Chief Executive Officer,
                                             Secretary and Director

Carl E. Banzhof             33       Chief Technology Officer

Lester Sideropoulos         44       Vice President of Sales

Information concerning the business experience of Mr. Solomon is provided under the caption "Directors" above. Set forth below is information concerning the business experience of the other executive officers of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The total compensation for the three fiscal years ended February 29, 2000 and the ten month period ended December 31, 2000 of Steven B. Solomon, the Company's Chief Executive Officer, Richard L. Travis, Jr., the Company's former Chief Operating and Financial Officer; Carl E. Banzhof, the Company's Chief Technology Officer; and Bennett Klein, the Company's former Vice President of Business Development (the "Named Executive Officers"), is set forth below in the following Summary Compensation Table. No other person received annualized cash compensation in excess of $100,000 during the ten months ended December 31, 2000. Because the Company changed its fiscal year to a calendar basis in 2000, the following tables includes information related to the ten month period ended December 31, 2000 and each of the three fiscal years ended February 28 or 29, 2000, 1999 and 1998.

SUMMARY COMPENSATION TABLE


                                ANNUAL COMPENSATION                       LONG-TERM
                                 -------------------                     COMPENSATION
                                                                            AWARDS
                                                                         ------------
                                                                OTHER
                                                                ANNUAL           SHARES
                         PERIOD                              COMPENSATION      UNDERLYING       ALL OTHER
 NAME AND POSITION       ENDED   SALARY($)   BONUS($)             ($)           OPTIONS        COMPENSATION
 -----------------       ------  ---------   --------        -----------       ----------      ------------
Steven B. Solomon         12/2000   140,000(1)  120,500            9,500(2)                0         3,119(2)
  President,               2/2000   168,500(1)  120,500           11,400(2)                0         3,119(2)
  CEO and Secretary        2/1999   150,538     120,500           11,400(2)                0(3)      9,975(2)
                           2/1998   135,000     104,000(1)        11,400(2)        2,000,000         8,342(2)

Richard L. Travis, Jr.    12/2000         0           0                0                   0             0
  Former COO/CFO           2/2000   122,084      50,000            9,500(4)                0       627,833(4)
  Former COO/CFO           2/1999   136,667      25,000           11,400(4)                0(3)      5,400
                           2/1998   130,000      10,000           11,400(4)        1,150,000        23,552(4)

Carl E. Banzhof           12/2000    95,833           0                0                   0             0
  Chief Technology         2/2000   115,000      10,000                0                   0             0
  Officer                  2/1999   115,000           0                0                   0         4,093
                           2/1998   100,625         500                0             100,000         3,552

Bennett Klein             12/2000     3,115           0                0                   0       583,392(5)
  Former VP - Business     2/2000   135,000           0                0                   0        10,933(5)
  Development              2/1999   135,000      37,000(5)             0                   0        61,467(5)
                           2/1998    21,548(5)        0                0             300,000             0

(1) Mr. Solomon entered into an employment agreement with Parago, pursuant to which Parago paid additional salary to Mr. Solomon during part of 1999, 2000, and part of 2001. During fiscal 1998, in connection with the discharge of a debt owed to the Company, Mr. Solomon forgave $79,000 in accrued compensation due him.

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

OPTION GRANTS DURING THE TEN MONTHS ENDED DECEMBER 31, 2000

The Company did not grant any stock options or stock appreciation rights to the Named Executive Officers during the ten months ended December 31, 2000. Parago granted stock options to certain of the Named Executive Officers during the year ended December 31, 2000, as described in "Certain Relationships and Related Transactions."

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table describes, for each of the Named Executive Officers, options exercised and the potential values for their unexercised in-the-money options at December 31, 2000 (the Company issued no SARs during 2000):

                                                                                         VALUE OF
                                                            NUMBER OF SECURITIES       UNEXERCISED
                                                          UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                              OPTIONS/SARS AT       OPTIONS/SARS AT
                                                             FISCAL YEAR END($)      FISCAL YEAR END
                                                            -------------------          ($) (2)
                               SHARES           VALUE                               --------------
                             ACQUIRED ON       REALIZED       EXERCISABLE/            EXERCISABLE/
 NAME                        EXERCISE(#)        ($) (1)      UNEXERCISABLE           UNEXERCISABLE
                             ------------      ---------   --------------------     ---------------

Steven B. Solomon..........             0              0                0/0(4)              0/0(4)

Richard L. Travis, Jr......             0              0                0/0(4)              0/0(4)

Carl E. Banzhof............             0              0          100,000/0           618,750/0(4)

Bennett Klein..............       208,337      1,194,270           0/91,667           0/560,773(4)

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

(4) Excludes Parago options to purchase 1,600,000 shares (400,000 of which are currently exercisable), 60,000 shares (all of which are currently exercisable), 100,000 shares (all of which are unexercisable), and 60,000 shares (of which all were canceled subsequent to fiscal year 2000) for Messrs. Solomon, Travis, Banzhof and Klein respectively (after giving effect to the four-for-one stock split of Parago's common stock effective in July 1999).

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Mr. Solomon. The annual base salary payable to Mr. Solomon was $168,000 as of December 31, 2000, and the employment agreement provides for periodic salary increases and bonuses. The employment agreement continues until February 2002 and annually thereafter until terminated by either party. In addition, the employment agreement provides for a severance benefit of the greater of (i) the remaining term of the contract, discounted at a rate of six percent, or (ii) 24 months of base salary, in the event of termination without cause or constructive termination. Mr. Solomon entered into an Employment Agreement with Parago effective as of January 1, 1999, and the Company accrued payments of Mr. Solomon's salary during the period from July 1, 1999 to December 31, 2000.

Richard L. Travis, Jr., the Company's former Chief Operating Officer and Chief Financial Officer, and the Company agreed to terminate his employment with the Company and his employment agreement was terminated effective as of January 14, 2000. In connection with his resignation from the Company and the termination of his employment agreement, Mr. Travis and the Company entered into a Settlement and Release Agreement which provided, among other things, for the payment of an aggregate of $50,001 to Mr. Travis in three equal monthly installments of $16,667 commencing on the last day of each of the first three months following Mr. Travis' resignation from the Company, forgiveness of indebtedness of $295,000, acceleration of options to purchase 60,000 Parago shares, and termination of Mr. Travis' remaining 60,000 options to purchase Parago shares. The Settlement and Release Agreement also provided for Mr. Travis to perform certain financial consulting services for the Company (as an independent contractor) until April 14, 2000. See "Certain Relationships and Related Transactions."

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 26, 2001, there were issued and outstanding 53,825,300 shares of Common Stock. There is no other class of voting security of the Company issued or outstanding. The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of April 26, 2001 by (i) each person known to the Company to own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors, named executive officers and other executive officers as a group. Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the stockholders set forth below assumes that shares of Common Stock that the stockholder may acquire within sixty days of April 26, 2001 are outstanding. Except as otherwise indicated, all shares are owned directly and the owner has the sole voting and investment power with respect thereto.

                                                               NUMBER OF    APPROXIMATE PERCENT OF
                 NAME AND ADDRESS                           SHARES OWNED            CLASS
                 ----------------                           ------------    -----------------------
Carl E. Banzhof(1)
 3811 Turtle Creek Blvd., Suite 770
 Dallas, Texas 75219...................                         159,401                *

Chris A. Economou
 150 North Federal Highway, Suite 210
 Fort Lauderdale, Florida 33301........                         474,400                *

Icarus Investments I, Ltd.(2)
 200 Crescent Court, Suite 600
 Dallas, Texas 75201...................                       3,000,000               5.6%

Victor K. Kiam
 RPI Corporation
 350 Fifth Avenue, Suite 5408
 New York, New York 10018..............                         744,452               1.4%

Lawrence Lacerte(4)
 5950 Sherry Lane #900
 Dallas, Texas 75225...................                       5,200,000               9.7%

PSINet Consulting Solutions, Inc.(5)
 4400 Post Oak Parkway, Suite 1100
 Houston, Texas 77027..................                       5,031,937               9.3%

Mark Rogers
 NFT Ventures, Inc.
 751 Laurel Street, No.19
 San Carlos, California 94070..........                         401,500                *

Phillip J. Romano (6)
 Romano Concepts
 1925 Cedar Springs, Suite 101
 Dallas, Texas 75201...................                       1,030,000               1.9

Dr. Axel Sawallich(7)
 Beatrixgasse 3
 A-1030 Vienna, Austria................                         137,144                *

Steven B. Solomon
 3811 Turtle Creek Blvd., Suite 600
 Dallas, Texas 75219...................                       5,485,993              10.2%

Lester Sideropoulos(8)
 3811 Turtle Creek Blvd., Suite 770
 Dallas, Texas 75219...................                         200,000                *

Richard L. Travis, Jr
 7067 Inwood Lane
 Dallas, Texas 75209...................                         933,000               1.9%


All officers and directors
 As a group (10 persons)(9)............                      13,832,530              25.7%

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

(4) Includes 2,200,000 shares of Common Stock subject to options vesting within 60 days of April 26, 2001.

(5) Includes 2,000,000 shares presently issuable pursuant to warrants to purchase Common Stock. Based solely on the 13D/A (Amendment No. 2) filed with the SEC on November 24, 1999 with respect to the Company's Common Stock owned by PSINet.

(6) Includes 500,000 shares of Common Stock subject to options vesting within 60 days of April 26, 2001.

(7) Includes 12,144 shares held by Dr. Sawallich as trustee, over which he has voting and dispositive power.

(8) Includes 200,000 shares presently issuable or issuable within 60 days of April 26, 2001 pursuant to options to purchase Common Stock held by Mr. Sideropoulos.

(9) Includes shares issuable pursuant to presently exercisable options or warrants or options or warrants exercisable within 60 days of April 26, 2001, held by Messrs. Banzhof, Lacerte, Romano, Sideropoulos and/or their affiliates.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From May 2000 to August 2000, the Company's Chief Executive Officer loaned $780,000 to the Company to assist with working capital needs and provide for the $600,000 in bridge loans to River Logic. The entire $780,000 was repaid by the Company in August 2000.

In October 2000, the Company with approval from the board of directors loaned $1.2 million to the Chief Executive Officer. The note receivable is due October 2001 and bears interest at 5% per year. The balance at December 31, 2000 is approximately $589,000, which is net of payments of approximately $100,000 and approximately $506,000 in accrued salary and bonus due to him pursuant to his employment agreement. Further, during the Company's evaluation and review of the non-cash compensation strategies available to continue to provide incentives to the Chief Executive Officer and to respond to changing equity market conditions, the Company determined it would forgive a note receivable issued in connection with the exercise of stock options granted to the officer in the amount of $208,934.

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

Richard L. Travis, Jr., the Company's former Chief Operating Officer and Chief Financial Officer, and the Company agreed to terminate his employment with the Company and his employment agreement effective as of January 14, 2000. In connection with this termination, Mr. Travis and the Company entered into a Settlement and Release Agreement which provides, among other things, for the payment of an aggregate of $50,001 to Mr. Travis in three equal monthly installments of $16,667 commencing on the last day of each of the first three months following Mr. Travis' resignation from the Company. The Settlement and Release Agreement also provides for Mr. Travis to perform certain financial consulting services for the Company (as an independent contractor) until April 14, 2000. Also, in connection with the Settlement and Release Agreement, the Company agreed to forgive an aggregate of $295,000, plus accrued interest, of indebtedness owed by Mr. Travis to the Company. In addition, Parago accelerated certain of the Parago options granted to Mr. Travis, which resulted in compensation expense of $285,000 to the Company, and Parago terminated the remaining options to purchase 60,000 Parago shares.

Bennet S. Klein, the Company's former Vice President of Business Development, and the Company agreed to terminate his employment agreement effective as of March 1, 2000. In connection with this termination, the executive and the Company entered into a Settlement and Release Agreement which provided for the executive to forego the remaining compensation due him under his employment agreement in exchange for the Company's agreement to accelerate the vesting of his remaining stock options and to pay the exercise price related to those shares. The acceleration of vesting and forgiveness of the exercise cost resulted in $583,392 of compensation expense based on the fair market value of the Company's stock on the date of termination.

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

The Company continues to sublease a portion of its headquarters' office space to Parago and remains fully obligated on such lease. Approximately, $300,000 in the ten months ended December 31, 2000 was paid directly by Parago to the Company's lessor based upon square footage utilized by Parago.

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

Dated: April 30, 2001