Form 10QSB
period 2001-03-31
CT HOLDINGS INC
filed 2001-05-15
CIK 752789

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                             Outstanding at May 15, 2001

Common Stock, Par value $.01 per share            53,825,300


Transitional Small Business Disclosure Format Yes [ ]   No [X]

                               CT HOLDINGS, INC.
                                  FORM 10-QSB
                     QUARTERLY PERIOD ENDED MARCH 31, 2001
                               TABLE OF CONTENTS



                                                                    Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets

             as of March 31, 2001 and December 31, 2000               3

        Statements of Operations

             for the three months ended March 31, 2001 and 2000       5

        Statements of Cash Flows

             for the three months ended March 31, 2001 and 2000       6

        Notes to Financial Statements                                 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          15

PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                       37

Item 5.      Other Information                                       38

Signatures                                                           44

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                               CT HOLDINGS, INC.
                            UNAUDITED BALANCE SHEETS


                                                                 March 31,            December 31,
                                                                   2001                   2000
                                                                ----------            ------------
CURRENT ASSETS
    Cash and cash equivalents                                   $      292             $   21,647
    Accounts receivable-trade, less allowance
       of $23,668 and $28,693                                       78,127                 54,794
    Accounts receivable, other                                      66,500                 45,250
    Notes receivable from related parties                          510,059                588,559
    Notes receivable from affiliates                               730,000                730,000
    Inventory                                                       41,038                 42,077
    Prepaid expenses                                                65,952                 94,217
                                                                ----------             ----------

    Total current assets                                         1,491,968              1,576,544

INVESTMENT IN UNCONSOLIDATED AFFILIATES                          2,613,976              2,613,976

PROPERTY AND EQUIPMENT, net                                         63,886                 94,054

PURCHASED SOFTWARE, net of accumulated
    amortization of $1,094,698 and $1,045,696                       57,702                106,704

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
    net of accumulated amortization of $991,262 and $851,204       345,163                485,221

OTHER ASSETS                                                        40,084                 42,095
                                                                ----------             ----------
                                                                $4,612,779             $4,918,594
                                                                ==========             ==========

       The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.
                      UNAUDITED BALANCE SHEETS - CONTINUED



                                                                          March 31,     December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                     2001            2000
                                                                       ------------   ------------
CURRENT LIABILITIES
      Accounts payable and accrued expenses                            $  1,329,117   $    922,113
      Accrual for legal settlement                                        1,912,500      1,912,500
      Payable to affiliate                                                   97,581        126,028
      Current maturities of long-term debt                                  150,000        150,000
      Notes payable                                                          68,529         98,425
                                                                       ------------   ------------

      Total current liabilities                                           3,557,727      3,209,066


COMMITMENTS AND CONTINGENCIES                                                    --             --

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value per share; authorized 60,000,000
        Shares; 53,825,317 shares issued and outstanding                    538,253        538,253
      Preferred stock, $.01 par value per share;
        authorized 1,000,000 shares; issued and outstanding
        Series B convertible, 50 shares (liquidation value $50,000)               1              1
      Additional paid-in capital                                         56,383,496     56,383,496
      Accumulated deficit                                               (53,366,459)   (52,711,983)

      Treasury stock, at cost (4,164,613 shares)                         (2,500,239)    (2,500,239)
                                                                       ------------   ------------

      Total stockholders' equity                                          1,055,052      1,709,528
                                                                       ------------   ------------

                                                                       $  4,612,779   $  4,918,594
                                                                       ============   ============

   The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.
                      UNAUDITED STATEMENTS OF OPERATIONS



                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                 2001            2000
                                              ----------     -----------

Net sales                                     $  100,707     $   144,278


Cost of sales, excluding depreciation and
   amortization                                    1,146           6,661

Operating expenses
    Selling, general and administrative
            expense                              551,552       1,752,514
    Research and development expenses                 --          98,078
    Write-off of capitalized software                 --         625,336
    Depreciation and amortization expense        219,228         322,535
                                              ----------     -----------
                                                 770,780       2,798,463
                                              ----------     -----------
    Operating loss                              (671,219)     (2,660,846)

Other income (expense)
    Interest expense                              (4,507)        (37,919)
    Interest income                               21,250           2,283
    Equity in loss of unconsolidated
            affiliate                                 --      (4,265,615)
                                              ----------     -----------
                                                  16,743      (4,301,251)
                                              ----------     -----------

Net loss                                      $ (654,476)    $(6,962,097)
                                              ==========     ===========

Loss per share - basic and diluted

         Net loss per share                   $    (0.01)    $     (0.16)
                                              ==========     ===========

Weighted average shares outstanding           49,660,704      44,587,663
                                              ==========     ===========


   The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS




                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   2001          2000
                                                                ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                  $(654,476)   $(6,962,097)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
                Depreciation and amortization                     219,228        322,535
                Equity in loss of unconsolidated affiliate             --      4,265,615
                Write-down of software development costs               --        625,336
                Common stock and options issued as payment
                      of expenses                                      --         25,001
                Noncash employee severance                             --      1,163,392
      Changes in operating assets and liabilities
           Accounts receivable                                    (44,583)        (3,611)
           Prepaid expenses                                        28,265         34,301
           Inventory                                                1,039         58,906
           Accounts payable and accrued expenses                  407,004        (44,830)
           Payable to affiliate                                   (28,447)            --
        Other assets                                                2,011          6,086
                                                                ---------    -----------
      NET CASH USED IN OPERATING ACTIVITIES                       (69,959)      (509,366)

CASH FLOWS FROM INVESTING ACTIVITIES
      Net payments on notes receivable from related parties        78,500        119,181
      Software development costs                                       --       (238,559)
                                                                ---------    -----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          78,500       (119,378)

CASH FLOW FROM FINANCING ACTIVITIES
      Payments on notes payable                                   (29,896)       (52,966)
      Proceeds from sale of common stock                               --      1,035,852

                                                                ---------    -----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (29,896)       982,886
                                                                ---------    -----------
      Net increase (decrease) in cash
        and cash equivalents                                      (21,355)       354,142
      Cash and cash equivalents at the beginning
        of the period                                              21,647         13,897
                                                                ---------    -----------
      Cash and cash equivalents at the end
        of the period                                           $     292    $   368,039
                                                                =========    ===========


The accompanying notes are an integral part of these statements.

CT HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

CT Holdings, Inc., formerly Citadel Technology, Inc. ("CT Holdings"), is a developer of technology-based companies that provides early stage ventures with a single source of management capital, as well as consulting on operations, marketing and strategic planning. Its development model is designed to enable the start up companies with whom it partners to become online market leaders in their industries. CT Holdings began its business development activities in 1999 with the formation of Parago, Inc. (Parago), an application service provider
(ASP) and Internet based business process outsourcer (BPO) that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, and customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. (River Logic), which is headquartered in Beverly, Massachusetts and develops decision-support applications for industry. Using COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise.

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



Liquidity

The Company has incurred recurring operating losses and has a working capital deficiency. The Company has used cash in operations of approximately $69,959 during the three months ended March 31, 2001. The Company has a cash balance of approximately $292 at March 31, 2001 and current liabilities exceed current assets by approximately $2.1 million. As outlined below, these assets do not reflect the value that may be realized from our investments in Parago and River

Logic. The Company has been and continues to be dependent upon outside financing to develop its software products, perform its business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements.

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

Since the development of our new focus on businesses development activities we have made investments in two companies that we believe may provide liquidity to the Company in the long term. Our first investment in Parago we believe has been successful in that it has grown from the original $50,000 of equity provided by the Company and no revenue, to net revenue of approximately $5.3 million for the three months ended March 31, 2001 (unaudited). As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. We believe, however, that our investment of 20,000,000 common shares of Parago may ultimately provide an appropriate return. Until we are able to create liquidity from the company's investments through sale to a strategic investor, an initial public offering or some other activity, the Company will continue to require working capital to fund its own operating expenses.

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

BASIS OF PRESENTATION

The accompanying condensed financial statements of CT Holdings have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The condensed financial statements of CT Holdings as of March 31, 2001 and for the three month period ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations for the interim period. These condensed financial statements should be read in conjunction with the Financial Statements and notes thereto included in CT Holdings' Form 10-KSB for the ten months ended December 31, 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year (see "Part II. Item 1. Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Factors"). The condensed balance sheet as of December 31, 2000 has been derived from the Company's audited financial statements as of that date and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Principles of Accounting for Ownership Interests in Investees / Investment in Unconsolidated Affiliates

For the three months ended March 31, 2001 and the year ended December 31, 2000, the ownership interests that the Company holds in Parago and River Logic have been accounted for under the equity method for Parago and the cost method for River Logic. The Company records its investments in equity-method and cost-method investees on its balance sheets as "Investment in Unconsolidated Affiliates" and its share of the equity-method investee's losses in "Equity in Loss of Unconsolidated Affiliate." All significant intercompany accounts and transactions have been eliminated.

For the three months ended March 31, 2001 and the year ended December 31, 2000, the Company's investment in Parago is presented under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. Under the equity method, when Parago sells its common stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. If the carrying value of the Company's net investment falls below zero, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized during the period the equity method was suspended of approximately $18.9 million (unaudited) are recovered by income or an increase in equity. The Company continues to hold 20,000,000 shares of common stock of Parago at March 31, 2001, representing approximately 45% of Parago's outstanding common stock at March 31, 2001.

Because the Company owned less than 20% of the ownership interest in River Logic at March 31, 2001, the investment has been accounted for under the cost method of accounting, and the carrying value of the investment is recorded at the original acquisition costs. Under this method, the Company's share of the income or losses of River Logic is not included in the Company's statements of operations. The investment in unconsolidated affiliate at March 31, 2001 of approximately $2.6 million represents the investment in River Logic as the investment in Parago was reduced to zero as discussed above.

The company periodically evaluates the investment in River Logic for impairment based upon the prospects of the entity and the value of the investment when compared to other investments in the entity from other unrelated parties. If these two factors indicate that an other than temporary impairment exists, then the Company will write down the value of the investment to its realizable value. However, no such indications were identified at March 31, 2001 and the investment in River Logic is stated at its original acquisition cost.


Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options. Diluted loss per common share includes the dilutive effect of options and warrants calculated using the treasury stock method, and, includes the effect of convertible preferred stock using the if-converted method. Stock options and warrants to purchase 8,324,105 shares of common stock have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. In addition, approximately 9,400 shares (based on the price per share for the Company's common stock on March 31, 2001), which would be issued upon the conversion of Series B preferred stock, have been excluded from the computation of loss per share.


NOTE 2. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Parago Investment

In the quarter ending May 31, 1999, the Company accounted for its investment in Parago under the consolidation method. Through subsequent sale and distribution by Parago of shares of its common stock, the Company's ownership was reduced below 50% beginning in July 1999. As a result, beginning July 1999, the Company began accounting for its remaining investment in Parago under the equity method of accounting. Prior to these events, the operating results of Parago were consolidated in the Company's consolidated financial statements. At March 31, 2001, the Company owns 45% of Parago's outstanding shares of common stock.

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

The following is the unaudited condensed financial information of Parago at March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000.

SUMMARIZED BALANCE SHEET        MARCH 31, 2001     DECEMBER 31, 2000

Current assets                      $17,938,803           $29,369,901
Noncurrent assets                    26,623,410            27,988,337
                                    -----------           -----------

   Total assets                     $44,562,213           $57,358,238
                                    ===========           ===========

Current liabilities                 $23,377,446           $31,002,400
Long-term debt and capital
   lease obligations                  4,103,533             3,490,910
                                    -----------           -----------
   Total liabilities                 27,480,979            34,493,310
                                    -----------           -----------
Redeemable common stock               2,000,000             2,000,000
Shareholders' equity                 15,081,234            20,864,928
                                    -----------           -----------
                                    $44,562,213           $57,358,238
                                    ===========           ===========



SUMMARIZED STATEMENT          THREE MONTHS ENDED  THREE MONTHS ENDED
 OF OPERATIONS                MARCH 31, 2001      MARCH 31, 2000
----------------------------------------------------------------------
  Revenues                          $ 5,309,868          $  3,499,090
  Operating expenses                  9,262,732            12,202,117
  Loss on sale of assets                 14,248                    --
  Operating loss EBITDA              (3,673,991)           (8,371,527)
  Net loss                           (6,102,345)          (10,469,353)

Parago has incurred recurring operating losses and has a working capital deficiency. Parago has a net operating loss, before interest, taxes, depreciation and amortization, of $3.7 million during the three months ended March 31, 2001, and a working capital deficiency of $5.4 million as of March 31, 2001. Consequently, Parago is seeking to raise additional capital to execute its business plans. The Parago financial information does not include any adjustments that might result from the outcome of this uncertainty regarding Parago's liquidity and capital resources.

On May 7, 2001, Parago obtained a Term Loan from Comerica Bank--Texas ("Comerica") in the principal amount of $8,000,000. The funds derived from the Term Loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. Parago intends to repay the Term Loan with proceeds from a contemplated sale of shares of a new series of preferred stock, the terms of which have not yet been established (the "Series E Stock"). As a condition to the extension of the Term Loan, Comerica required a guarantee of Parago's obligations under the Term Loan from certain affiliates of TH Lee.Putnam Internet Partners, L.P. (collectively, "TH Lee"), which own shares of Parago's Series C Convertible Preferred Stock ("Series C Stock") and Series D Convertible Preferred Stock ("Series D Stock"), common stock and certain warrants.

TH Lee executed the Guaranty in consideration of its receipt of 110,000 warrants to purchase shares of Parago's Series A-3 Stock, a new series of preferred stock that was created in connection with the bridge loan and guaranty transaction, and, in the event that TH Lee is called upon to make payment under the Guaranty, its receipt of shares of Series A-1 Stock and Series A-2 Stock, two new series of preferred stock the issuance of which would have the effect of substantially diluting Parago's existing stockholders, including CT Holdings. The warrants are immediately exercisable at $1.00 per share and the Series A-3 Stock to be acquired upon exercise is convertible into 11 million shares of Parago common stock.

Parago reached a further understanding with TH Lee that Parago securityholders (including CT Holdings) who meet the required suitability criteria will be offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest. In the event that TH Lee is required to pay all or a portion of the Term Loan under the Guaranty, those offerees who participate in the offering will maintain their percentage equity ownership in Parago, while those offerees who do not participate in the offering will be substantially diluted. If offerees holding a significant portion of Parago's current equity ownership elect not to participate in the offering, then TH Lee may gain a controlling interest in Parago as a result of the transactions. See "Risk Factors--The issuance of the securities will result in dilution of existing Parago stockholders and possibly a change in control of Parago." The terms of the participation offering are described in greater detail under "Part II--Item 5--Other Information--Parago Bridge Financing." CT Holdings has not yet determined whether it will participate in this offering.

The Company has agreed to convert shares of Parago common stock issued in connection with an acquisition by Parago into up to 500,000 of the Company's common shares at the option of the acquired entity's shareholders. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, the Company may be required at the option of such stockholders to issue up to 414,000 shares of the Company's common stock.


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

In connection with the investment in River Logic, the Company also made two $300,000 bridge loans to River Logic that together were convertible into 800,000 shares, in the aggregate, of common stock that represented approximately 3.8% of the then currently outstanding capital stock of River Logic. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and (iv) is prepayable by River Logic commencing on its third anniversary date. In April 2001, River Logic received a venture capital investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock, and the remainder was paid in cash in April, 2001. As a result of the transactions, the Company owns as of April 2001 approximately 10% of the capital stock of River Logic.

Altogether, the carrying value of the River Logic investment includes the fair value of 1,000,000 shares of the Company's common stock exchanged to acquire the interest in River Logic. The carrying value also includes legal fees paid in connection with the investment and 50,000 shares of the Company's common stock granted to a consultant for identifying the investment. The total value of the 1,050,000 shares granted equated to $2,486,917. Soon after the closing of the transaction the consultant that identified the investment became President and Chief Operating Officer of River Logic, and was granted 100,000 fully vested stock options to purchase the Company's stock at $5 per share.

NOTE 3. CONTINGENCIES


In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against the Company arising out of an alleged 1995 contract with the Company's predecessor "("Old Citadel"). The suit alleged that Old Citadel breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Old Citadel. As its damages, JMA claimed that it was entitled to, among other things, the cash value of 1.8 million $0.89 warrants valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. The Company removed the case to federal court in the Southern District of New York.

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

The Company and JMA were unable to negotiate the final definitive settlement agreement. On March 27, 2001, the Court hearing the JMA lawsuit issued a Summary Order that denied JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. Given these recent events, the Company is unable to estimate the potential loss related to this matter. The Company has also filed a lawsuit against JMA to recover excess amounts charged by JMA in connection with related bridge loans.

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

We continue to analyze various strategic alternatives for our Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing or joint venture arrangements.

OVERVIEW OF PARAGO SUBSIDIARY

We began our business development activities in January 1999 with the formation of Parago, Inc., an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides a suite of technology offerings (including PromoCenter, ValueRewards and KnowledgeCenter) designed to increase sales, reduce costs, and retain customers for retailers, manufacturers and service organizations. Parago's continuous customer interaction services include online promotional management (including online rebate processing), proactive email, online surveys, and customer data analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. Parago's preliminary unaudited results for the three months ended March 31, 2001 included revenues of approximately $5.3 million. Through March 2001, Parago had received approximately $81.3 million in private equity financing from venture capital investors including THLee.Putnam Internet Partners, Dain Rauscher Wessels Investors, Watershed Capital and Seaboard Ventures, as well as angel investors. CT Holdings continues to hold 20 million shares of Parago common stock.

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


At March 31, 2001, we owned 20,000,000 shares of the common stock of Parago, representing less than 50% of the outstanding common stock of Parago. As a result, we account for our ownership interest in Parago using the equity method of accounting. Since its inception, Parago has incurred net losses and now has a substantial accumulated deficit, which have had an impact upon and are reflected in our financial statements. For example, for the three months ended March 31, 2001 and the three months ended March 31, 2000, we recorded an "equity in loss of unconsolidated affiliate" of $0 and $4,265,615, respectively. We understand that Parago expects to incur net losses for the foreseeable future.

On May 7, 2001, Parago obtained a Term Loan from Comerica Bank--Texas ("Comerica") in the principal amount of $8,000,000. The funds derived from the Term Loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. Parago intends to repay the Term Loan with proceeds from a contemplated sale of shares of a new series of preferred stock, the terms of which have not yet been established (the "Series E Stock"). As a condition to the extension of the Term Loan, Comerica required a guarantee of Parago's obligations under the Term Loan from certain affiliates of TH Lee.Putnam Internet Partners, L.P. (collectively, "TH Lee"), which own shares of Parago's Series C Convertible Preferred Stock ("Series C Stock") and Series D Convertible Preferred Stock ("Series D Stock"), common stock and certain warrants.

TH Lee executed the Guaranty in consideration of its receipt of 110,000 warrants to purchase shares of Parago's Series A-3 Stock, a new series of preferred stock that was created in connection with the bridge loan and guaranty transaction, and, in the event that TH Lee is called upon to make payment under the Guaranty, its receipt of shares of Series A-1 Stock and Series A-2 Stock, two new series of preferred stock the issuance of which would have the effect of substantially diluting Parago's existing stockholders, including CT Holdings. The warrants are immediately exercisable at $1.00 per share and the Series A-3 Stock to be acquired upon exercise is convertible into 11 million shares of Parago common stock.

Parago reached a further understanding with TH Lee that Parago securityholders (including CT Holdings) who meet the required suitability criteria will be offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest. In the event that TH Lee is required to pay all or a portion of the Term Loan under the Guaranty, those offerees who participate in the offering will maintain their percentage equity ownership in Parago, while those offerees who do not participate in the offering will be substantially diluted. If offerees holding a significant portion of Parago's current equity ownership elect not to participate in the offering, then TH Lee may gain a controlling interest in Parago as a result of the transactions. See "Risk Factors--The issuance of the securities will result in dilution of existing Parago stockholders and possibly a change in control of Parago." The terms of the participation offering are more fully described under "Part II--Item 5-- Parago Bridge Financing. CT Holdings has not yet determined whether it will participate in this offering.


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

We cannot guarantee future results, levels of activity, performance or achievements. Please refer to our annual report on Form 10-KSB for the ten months ended December 31, 2000 for further discussion of these and other risk factors related to the CT Holdings and its subsidiaries. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

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

 . Any companies that we are able to attract may not succeed and the value of our assets and the price of our common stock could consequently decline.

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

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses and have a working capital deficiency. We have used cash in operations of approximately $69,959 during the three months ended March 31, 2001. We have a cash balance of approximately $292 at March 31, 2001 and current liabilities exceed current assets by approximately $2.1 million. As outlined below, these assets do not reflect the value that may be realized from our investments in Parago and River Logic. We have been and continue to be dependent upon outside financing to develop our software products, perform our business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During the three months ended March 31, 2001, substantially all of this financing has been provided by related parties.

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

Since the development of our new focus on businesses development activities we have made investments in two companies that we believe may provide liquidity to us in the long term. Our first investment in Parago we believe has been successful in that it has grown from the original $50,000 of equity provided by us and no revenue, to net revenue of approximately $5.3 million for the three months ended March 31, 2001 (unaudited). As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. We believe, however, that our investment of 20,000,000 common shares of Parago may ultimately provide an appropriate return.

Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other activity, we will continue to require working capital to fund our own operating expenses.

Similarly, our investment in River Logic we believe has also been successful. Since our initial investment, River Logic has made substantial progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April, 2001 River Logic obtained a significant strategic investment from a subsidiary of Intel, Cardinal Investments, eMed Ventures, and Mercury Ventures. As part of that round, we converted $450,000 of demand notes receivable into River Logic Series C Preferred stock, the same equity instruments purchased by the other investees. The remainder of our note receivable totaling approximately $200,00 was paid in April 2001. Similar to the investments into Parago, we recognized that these investments would be initially illiquid. While we are pleased with the performance of Parago and River Logic to date, there can be no assurance that we will ever achieve liquidity for our investments.

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

Our common stock has been trading at below $1.00 per share for more than thirty consecutive days, and we received a letter from the Nasdaq Market advising us that if we were unable to demonstrate compliance with the Nasdaq Market's $1.00 minimum bid requirement for ten consecutive trading days before March 15, 2001, our common stock would be subject to being de-listed at the close of business on March 15, 2001. Because our shares did not meet the minimum bid requirement by March 15, 2001, we received a letter from the Nasdaq Market that our shares would be delisted. In addition, we received additional notices that we failed to comply with Nasdaq's net tangible assets/market capitalization/net income and annual meeting requirements for continued listing. We requested a hearing to address the Nasdaq notices, and the hearing was held on April 26, 2001. The Nasdaq has not yet provided any indication as to the determinations made by the panel that held the hearing. If a delisting were to occur, our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

RISKS RELATED TO OUR INTERNET SUBSIDIARY, PARAGO, INC.

The following are some risks related to the business of Parago, Inc., our Internet subsidiary, and should be considered in addition to the risk factors described in this Report. Any of these factors could have a material adverse effect on us, as we owned 20,000,000 of the outstanding shares of common stock of Parago at March 31, 2001.

THE ISSUANCE OF THE GUARANTY SECURITIES CONTEMPLATED BY PARAGO WILL RESULT IN DILUTION OF EXISTING PARAGO STOCKHOLDERS INCLUDING CT HOLDINGS AND POSSIBLY A CHANGE IN CONTROL OF PARAGO.

Offerees who do not participate in the Guaranty described in "Part II, Item 5 -- Other Information--Parago Bridge Financing" will experience dilution of their ownership interest in Parago as a result of the grant of 110,000 warrants to purchase Series A-3 Stock to TH Lee and the participating offerees. Non-participating offerees will experience further substantial dilution upon the issuance of Series A-1 Stock and Series A-2 Stock, which will occur if repayment of the Term Loan under the Guaranty is required. Additionally, TH Lee will receive that portion of the Warrants, Series A-1 Stock and Series A-2 Stock to which current Parago securityholders who do not satisfy the criteria to, or choose not to, participate in the offering or do not perform all of their obligations under the Participation Agreement are entitled. Hence, TH Lee's percentage ownership of Parago will increase as a result of the transactions, and if a substantial portion of offerees do not participate or participating offerees do not perform their obligations, then TH Lee may gain a controlling interest in Parago as a result of the transactions. CT Holdings may suffer dilution with respect to its holdings in Parago. CT Holdings has not yet determined whether to participate in the proposed transactions.

In addition, in the event Parago is successful in its proposed private placement of Series E Stock, its current shareholders, including CT Holdings, may suffer substantial dilution. Parago's board of directors has approved a proposal to reduce the conversion price of the Series D Stock issued to TH Lee and Watershed to equal the conversion price of the Series E Stock, so that the Series D Stock and Series E Stock would be based upon the same valuation. This adjustment could result in substantial dilution to the holders of Parago's securities, including CT Holdings, and could possibly result in change in control of Parago.

PARAGO MAY NOT BE ABLE TO REPAY THE BRIDGE LOAN, WHICH WILL RESULT IN PAYMENTS UNDER THE GUARANTY BEING REQUIRED FROM TH LEE AND THE PARTICIPATING OFFEREES.

Parago intends to repay the Term Loan with proceeds from the sale of shares of its Series E Stock. There is no guarantee that the Series E round of financing will occur, or that it will raise adequate capital to repay the Term Loan in full. If Parago is unable to repay the Term Loan in full, TH Lee and the participating offerees will be required to pay Comerica under the Guaranty. Parago is fully reliant on external sources of financing for repayment of the principal under the Term Loan, as any cash generated from operations will not be adequate to fund such repayment.

IF A PARTICIPATING OFFEREE DOES NOT PAY THE REMAINDER OF ITS PRO RATA PERCENTAGE OF LIABILITY UNDER THE GUARANTY, IT WILL FORFEIT THE BENEFITS OF PARTICIPATION AND MAY BE SUBJECT TO A COLLECTION ACTION.

A participating offeree who does not pay the remainder of its Pro Rata Percentage under the Guaranty will forfeit the escrowed funds deposited under the Escrow Agreement and the Warrants it received will be cancelled and reissued to TH Lee. Further, Parago may pursue collection of the remainder of such a participating offeree's Pro Rata Percentage portion that is due, and even if such amount is delinquently collected, Parago will not be obligated to issue any shares of Series A-1 Stock or Series A-2 Stock in exchange therefor.

AS ALMOST ALL PARTICIPATING OFFEREES WILL ONLY BE ENTITLED TO RECEIVE SERIES A-2 STOCK, AND WARRANTS TO PURCHASE SERIES A-3 STOCK, AND BECAUSE THE SERIES A-2 STOCK AND SERIES A-3 STOCK WILL HAVE A LIQUIDATION PREFERENCE JUNIOR TO THAT OF THE SERIES A-1 STOCK AND ALL CURRENTLY EXISTING SERIES OF PREFERRED STOCK, IF A LIQUIDATION EVENT WERE TO OCCUR THE HOLDERS OF SERIES A-2 STOCK AND SERIES A-3 STOCK MAY RECEIVE LITTLE OR NOTHING FOR THEIR SHARES.

CT Holdings currently owns only shares of Parago common stock, so in the event that a payment is made under the Guaranty, CT Holdings will receive shares of Series A-2 Stock rather then Series A-1 Stock. The Series A-1 Stock and
Series A-2 Stock are similar, except that the Series A-2 Stock will have a liquidation preference junior to that of the Series A-1 Stock and all currently existing series of preferred stock, but pari passu with that of the Series A-3 Stock. This means that in the event of a liquidation, dissolution or winding up of Parago (which is also defined to include a merger, acquisition, sale, consolidation or other form of corporate reorganization of Parago in which Parago's stockholders prior to such event do not own 50% of the voting interest in Parago following such event), then the holders of Parago's Series A-1 Stock and the other existing series of preferred stock of Parago shall be entitled to receive all payments and distributions up to the respective liquidation preferences (defined as their "issue prices") of their shares of preferred stock prior to and in preference to any payment or distribution being made to holders of the Series A-2 Stock or Series A-3 Stock, including CT Holdings. As of May 15, 2001, this senior priority liquidation preference amounted to approximately $51.5 million. In addition, the Series E Stock, if any is issued, would have a senior liquidation preference to the Series A-2 Stock and Series A-3 Stock. As a consequence, where limited assets remain following a liquidation event (including reorganization events), holders of Series A-2 Stock and Series A-3 Stock, including CT Holdings if it elects to participate, may receive little or no payment or distribution for their shares.

TO CONTINUE ITS OPERATIONS AND BUSINESS, PARAGO MUST RAISE ADDITIONAL FINANCING.

Even if Parago successfully completes a round of financing of its Series E Stock, Parago may need to raise additional funds in the future. Further, if Parago fails to complete the Series E round and TH Lee and the participating offerees are called upon to repay the Term Loan, it is highly likely that Parago will require further additional funds in order to continue operations. In addition, Parago has a $1.5 million term loan from Comerica (the "Previous Loan") that requires Parago to meet certain financial covenants. Among other things, these financial covenants require Parago to raise at least $6.5 million in its proposed private placement of Series E Stock, prior to August 31, 2001, or to maintain cash in the amount of the outstanding balance under the Previous Loan as cash collateral. Accordingly, if Parago is unable to complete its Series E Stock private placement prior to December 15, 2001, Parago may be required to use a portion of the Term Loan as cash collateral for the Previous Loan and the proceeds of the Term Loan would not be sufficient to fund Parago's operations until it generates positive cash flow, and Parago would be required to raise additional funds to continue its operations. There can be no assurance that Parago will be able to obtain additional financing on favorable terms, if at all. If Parago cannot raise funds on acceptable terms, if and when needed, its business will suffer and could be discontinued.

Parago's ability to maintain and grow its business is dependent on its access to sufficient funds to support its working capital and capital expenditure needs. If Parago does not raise additional funds, its business and results of operations will be seriously harmed, and its assets and share price would be materially and adversely impacted. This additional financing may not be available to Parago on a timely basis if at all, or, if available, on terms acceptable to Parago. Moreover, additional financing may cause material and immediate dilution to existing stockholders including CT Holdings.

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

PARAGO HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

Parago had a net loss of approximately $6.1 million (unaudited) for the three months ended March 31, 2001 and an accumulated deficit of approximately $76.4 million (unaudited) at March 31, 2001. Parago anticipates that its operating expenses will continue at at least their current levels for the foreseeable future. In addition, because its expense levels are based, in part, on expectations of its future revenues, any decline in its revenues below its expectations would have a material adverse impact on its operating results and cash flow. Accordingly, Parago expects to incur additional losses for the foreseeable future. If its revenues do not grow as Parago anticipates, Parago may never be profitable.

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

PARAGO AND OUR COMPANY, CT HOLDINGS, COULD FACE POTENTIAL CONFLICTS OF INTERESTS RELATING TO EACH OTHER.

Because of Parago's relationship with us, and because we owned 20,000,000 of its outstanding shares of common stock at March 31, 2001, and because of our interlocking directors and officers, who collectively owned 16.7% of Parago's outstanding shares of common stock as of March 31, 2001, Parago and we are likely to face potential conflicts of interest relating to each other.

Executives, employees and consultants associated with us assisted in the development of Parago's business model. Steven B. Solomon, our CEO and President, was the founder, Chairman and CEO of Parago during its formative stages. In addition, Lawrence Lacerte, Victor K. Kiam II, and Steven B. Solomon serve as directors of both Parago and CT Holdings.

Some of Parago's executive officers, key employees and directors also beneficially own, or hold options or warrants to purchase, approximately 30.4% of our outstanding common stock as of March 31, 2001. Steven B. Solomon owned approximately 10.0% of our common stock as of March 31, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

NET SALES

During the quarter ended March 31, 2001, the Company had net sales of $100,707, a decrease of $43,571 or 30.2%, from net sales of $144,278 during the quarter ended March 31, 2000. We attribute the decrease in our software product revenues for the quarter ended March 31, 2001 to our shift in focus to our activities as an Internet business developer.

COST OF SALES, EXCLUDING DEPRECIATION AND AMORTIZATION

The costs and expenses incurred in connection with producing the Company's products were $1,146 during the quarter ended March 31, 2001, a decrease of $5,515 or 82.8%, from cost of sales of $6,661 for the same period last year. The decrease in our cost of sales can be attributed to the overall decrease in revenues due to our focus on our Internet business development model.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended March 31, 2001 were $551,552 as compared to $1,752,514 for the quarter ended March 31, 2000, or a decrease of $1,200,962 or 68.5%. The decrease in our selling, general and administrative expenses for the quarter ended March 31, 2001 resulted primarily from the shift in our business to an Internet business development model and our decreased emphasis on selling and marketing activities related to our software business. Accordingly, we have incurred significantly lower costs in advertising, marketing and other general and administrative activities, as well as reduced employee and recruiting expenses, which resulted from our reduced headcount. The expenses for March 31, 2001 include $219,537 for litigation expenses related to the JMA lawsuit described in "contingent liability".

RESEARCH AND DEVELOPMENT EXPENSE

For the quarter ended March 31, 2001, research and development costs charged to expense were $0 as compared to $98,078 for the same period last year, or a decrease of $98,078, or 100%. The decrease in costs capitalized for the three months ended March 31, 2001 related primarily to the halting of development work on its products due to decreases in headcount.

WRITE-OFF OF CAPITALIZED SOFTWARE

In the three months ended March 31, 2001, purchased and capitalized software costs were written down by $0 as compared to $625,334 for the three months ended March 31, 2000, resulting in a decrease of $625,334 or 100%. These write-offs were recognized as a result of the net book value of some of our products exceeding the net realizable value associated with those same products.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense decreased $103,307, or 32.0%, to $219,228 for the quarter ended March 31, 2001 from $322,535 for the quarter ended March 31, 2000. The decrease in depreciation and amortization is primarily due to the decrease in the Company's depreciable asset base. This decrease in assets is due to the company not acquiring any new property and equipment over the last 19 months, not developing any new software products over the last 12 months, and writing off approximately $856,000 of unrecoverable capitalized software costs over the last 15 months.

OTHER INCOME (EXPENSE)

Interest expense for the quarter ended March 31, 2001 was $4,507 as compared to $37,919 for the same period in the prior year. This decrease in expense resulted primarily from the Company having less interest bearing debt during the first quarter of 2001 than we did in the first quarter of 2000. Equity in loss of unconsolidated affiliate was $0 for the quarter ended March 31, 2001 and $4,265,615 for the quarter ended March 31, 2000. The significant decreases in the equity in loss of unconsolidated affiliate is due to the Company no longer applying the equity method due to our share of Parago's accumulated losses being in excess of the carrying value of our investment in Parago. For further discussion of our application of the equity method see Note 1 in the financial statements. We expect that these losses would continue to be significant for at least the foreseeable future as Parago continues to develop its business services.

Interest income of $21,250 during the quarter ended March 31, 2001 primarily represents interest income earned on notes receivable from River Logic and PerClick during the quarter.



LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at March 31, 2001 were $292.


The net cash used in operations of $69,959 for the quarter ended March 31, 2001 is principally a result of the net loss of $654,476, partially offset by non-cash charges including $219,228 of depreciation and amortization. The net cash used in operations of $509,366 for the quarter ended March 31, 2000 is principally a result of the net loss of $6,962,097, partially offset by non-cash charges including $4,265,615 associated with equity in losses of unconsolidated affiliate, $322,535 of depreciation and amortization and other non-cash charges totaling $1,813,729.

Cash flows provided by investing activities was $78,500 for the three months ended March 31, 2001, as compared to cash used in investing activities of $119,378 for the three months ended March 31, 2000. The change in investing activities is primarily due to the Company not utilizing any cash in the three months ended March 31, 2001 for the purchase of fixed assets or the development of software.

Cash flows used by financing activities were $29,896 for the quarter ended March 31, 2001, as compared to cash provided by financing activities of $982,886 for the quarter ended March 31, 2000.

As a result of the aforementioned factors, cash and cash equivalents decreased by $21,355 for the quarter ended March 31, 2001, versus an increase of $354,142 for the same period last year.

The Company has incurred recurring operating losses and has a working capital deficiency. The Company has used cash in operations of approximately $69,959 during the quarter ended March 31, 2001. The Company had a cash balance of approximately $292 at March 31, 2001 and current liabilities exceed current assets by approximately $2.1 million. As outlined below, these assets do not reflect the value that we believe may be realized from our investments in Parago and River Logic. The Company has been and continues to be dependent upon outside financing to develop its software products, perform its business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During the three months ended March 31, 2001, substantially all of this financing has been provided by related parties.

Over the next year the Company expects to generate cash from the sale of the Company's software and will incur costs relating to such operations which may result in a cash deficiency. The Company will also continue to incur expenses relating to corporate overhead and activities related to managing the Company's investments and considering additional opportunities. The Company is currently analyzing various strategic alternatives for its Citadel Technology security software business, including new strategic alliances with third parties, new applications of the technology, new third party licensing, or joint venture arrangements. While the Company has reduced costs as it has transitioned the core focus of its business plans to business development activities, the Company may require cash from financing activities to fund the deficits expected over the next year.

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

Since the development of our new focus on businesses development activities we have made investments in two companies that we believe may provide liquidity to the Company in the long term. Our first investment in Parago we believe has been successful in that it has grown from the original $50,000 of equity provided by the Company and no revenue, to net revenue of approximately $5.3 million for the three months ended March 31, 2001 (unaudited). As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. We believe, however, that our investment of 20,000,000 common shares of Parago may ultimately provide an appropriate return. Until we are able to create liquidity from the company's investments through sale to a strategic investor, an initial public offering or some other activity, the Company will continue to require working capital to fund its own operating expenses.

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


CONTINGENT LIABILITY

In July 2000, we entered into a settlement term sheet to resolve the disputes between us and Janssen-Meyers Associates L.P. ("JMA"), pursuant to which we and JMA agreed to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, we recorded approximately $1,912,500 as a nonrecurring charge related to the settlement of the litigation during the first / second quarter of 2000. However, the Company and JMA were unable to negotiate the final definitive settlement agreement. On March 27, 2001, the Court hearing the JMA lawsuit issued a Summary Order that denied JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. Given these recent events, the Company is unable to estimate the potential loss related to this matter.

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

The Company and JMA were unable to negotiate the final definitive settlement agreement. On March 27, 2001, the Court hearing the JMA lawsuit issued a Summary Order that denied JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. Given these recent events, the Company is unable to estimate the potential loss related to this matter. The Company has also filed a lawsuit against JMA to recover excess amounts charged by JMA in connection with related bridge loans.

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

ITEM 5.  OTHER INFORMATION

River Logic Financing

In April 2001, River Logic received a strategic investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes it held into shares of Series C Preferred Stock, and River Logic repaid the $216,000 balance of these notes as of April 2001. As a result of the transactions, the Company owns as of April 2001 approximately 10% of the capital stock of River Logic.

Parago Bridge Financing

On May 7, 2001, Parago obtained a Term Loan from Comerica Bank--Texas ("Comerica") in the principal amount of $8,000,000. The funds derived from the Term Loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. Parago intends to repay the Term Loan with proceeds from a contemplated sale of shares of a new series of preferred stock, the terms of which have not yet been established (the "Series E Stock"). As a condition to the extension of the Term Loan, Comerica required a guarantee of Parago's obligations under the Term Loan from certain affiliates of TH Lee.Putnam Internet Partners, L.P. (collectively, "TH Lee"), which own shares of Parago's Series C Convertible Preferred Stock ("Series C Stock") and Series D Convertible Preferred Stock ("Series D Stock"), common stock and certain warrants.

TH Lee executed the Guaranty in consideration of its receipt of Warrants to purchase shares of Parago's Series A-3 Stock, a new series of preferred stock that was created in connection with the bridge loan and guaranty transaction, and, in the event that TH Lee is called upon to make payment under the Guaranty, its receipt of shares of Series A-1 Stock and Series A-2 Stock, two new series of preferred stock the issuance of which would have the effect of substantially diluting by approximately 90% Parago's existing stockholders, including CT Holdings.

Parago reached a further understanding with TH Lee that Parago securityholders (including CT Holdings) who meet the required suitability criteria will be offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest. In the event that TH Lee is required to pay all or a portion of the Term Loan under the Guaranty, those offerees who participate in the offering and perform all of their obligations under the Participation Agreement will maintain their percentage equity ownership in Parago, while those offerees who do not participate in the offering or do not perform all of their obligations under the Participation Agreement will be substantially diluted by approximately 90%. If offerees holding a significant portion of Parago's current equity ownership elect not to participate in the offering, then TH Lee may gain a controlling interest in Parago as a result of the transactions. See "Risk Factors--The issuance of the securities will result in dilution of existing Parago stockholders and possibly a change in control of Parago." CT Holdings has not yet determined whether to participate in this offering.

The terms of an investment in a Participation Interest, including the terms of issuance of the related Warrants and Shares of Series A-1 Stock and Series A-2 Stock, and the assumption of a Pro Rata Percentage of the indebtedness under the Term Loan, are further described below.

Terms

The opportunity to participate in the Guaranty, as set forth in the Participation Agreement, is being extended to Parago shareholders on the following terms:

   1.  Participation in the Guaranty.  Parago and TH Lee entered into a
       -----------------------------
Participation Agreement to which offerees who on or before June 15, 2001 elect to participate may be added. TH Lee will be liable for all obligations owed to Comerica under the Guaranty, while each participating offeree will only be liable to Parago to the extent of its "Pro Rata Percentage" of all amounts paid by TH Lee under the Guaranty.

   2.  Pro Rata Calculations.  A participating offeree's "Pro Rata Percentage"
       ---------------------
is determined based on a fraction, the numerator of which is the sum of the participating offeree's shares of Parago common stock and shares of Parago common stock into which any other shares of Parago preferred stock, Parago warrants or Parago options held by such offeree that would vest on or before December 31, 2001 are convertible or exercisable ("Common Stock Equivalents"), and the denominator of which is all outstanding shares of Parago common stock and all Common Stock Equivalents, in each case as of June 15, 2001. It is not expected that Parago's outstanding securities will change in any material respect before June 15, 2001, and as the Warrants to purchase shares of Series A-3 Stock will not be issued until after June 15, 2001 they will not be included in making pro rata ownership calculations. In determining pro rata amounts for TH Lee for all calculations made under the Participation Agreement, TH Lee will assume not only its pro rata share based upon its current percentage ownership of Parago, but also the pro rata share of those of Parago securityholders who do not meet the criteria to participate in the Guaranty (because they do not meet the suitability criteria), as well as the pro rata share of those offerees who elect not to participate and those offerees who do not perform all of their obligations under the Participation Agreement.

   3.  Subscription and Deposit of Escrow Amounts.  Simultaneous with its entry
       ------------------------------------------
into the Participation Agreement, each participating offeree will also become a party to an Escrow Agreement. Comerica has agreed to act as escrow agent under the Escrow Agreement. On or before June 15, 2001, each participating offeree will be required to deliver its fully completed and executed subscription booklet, along with the participating offeree's Escrow Amount in immediately available funds, which is equal to 33% of such participating offeree's Pro Rata Percentage of $8,000,000. At such time, TH Lee will also deliver cash to the escrow agent in an amount equal to 33% of its Pro Rata Percentage of $8,000,000. As further described below, the escrowed funds contributed by participating offerees will be held, and may be applied against, amounts paid by TH Lee pursuant to the Guaranty.

   4.  Relationship of Escrow Funds to Guaranty Payment Obligations.  The escrow
       ------------------------------------------------------------
agent will hold the funds deposited in escrow until such time as either payment of the loan is made in full by Parago or payment under the Guaranty is required. In the event that the Term Loan is fully repaid by Parago, then the escrow funds (including any accrued interest) will be released back to each respective participating offeree and TH Lee. In the event that repayment of the Term Loan is made under the Guaranty but the amount of such repayment is less than the amount of the escrow funds, then a pro rata portion of such excess amount will be returned to each respective participating offeree and to TH Lee. In the event that TH Lee repays the Term Loan to Comerica under the Guaranty, and the amount repaid exceeds the escrow funds, then each participating offeree will be required under the terms of the Participation Agreement to pay to Parago by December 31, 2001 its Pro Rata Percentage of such excess amount, which amounts Parago will deliver to TH Lee. This amount is not limited to the $8,000,000 in principal amount of the Term Loan, but would also include any additional unpaid interest, fees and expenses that may be imposed by Comerica, which each participant would have to bear based on its Pro Rata Percentage of these additional amounts.

   5.  The Warrants to Purchase Shares of Series A-3 Stock.  As consideration to
       ---------------------------------------------------
TH Lee for executing the Guaranty and to the participating offerees for executing the Participation Agreement, Parago will issue Warrants to purchase shares of its Series A-3 Stock, with a Common Stock Equivalent exercise price of $0.01 per share. Parago will grant a total of 110,000 Warrants (or 11,000,000 common shares on a Common Stock Equivalent basis) to the participating offerees and TH Lee, with the participating offerees each receiving their Pro Rata Percentage of the total number of Warrants granted and TH Lee receiving the balance. The Series A-3 Stock is a series of preferred stock that has a conversion ratio of 1 to 100. The shares of Series A-3 Stock will be convertible into 11,000,000 shares of Parago common stock and will have terms substantially similar to Parago's Series D Stock, except that (A) the conversion ratio will not be subject to price protection, (B) a majority vote will be required for certain amendments and approvals rather than the two-thirds vote required by the Series D Stock, and (C) the holders of Series A-3 Stock will not have the preemptive, information, voting or co-sale rights that holders of the Series D Stock have by virtue of their current stockholder agreements. In addition, the Series A-3 Stock will have a liquidation preference pari passu with the Series A-2 Stock, but junior to that of the Series D Stock, the Series A-1 Stock and all of Parago's other currently existing series of preferred stock. The liquidation preference of the Series A-3 Stock will be equal to $1.77 per common equivalent share, or, in the event that Parago is successful in issuing the Series E Stock to repay the Term Loan, the per common equivalent share price of the Series E Stock. The Warrants will be immediately exercisable by TH Lee, but will not be exercisable by the participating offerees until the earlier of (a) January 1, 2002 or (b) the date on which the Term Loan has been fully repaid by Parago, and will be exercisable only by either (i) participating offerees who fully perform their obligations under the Participation Agreement or (ii) all participating offerees in the event Parago repays the Term Loan in full. If Parago does not fully repay the Term Loan, and any participating offeree fails to fully perform its obligations under the Participation Agreement, those Warrants issued to such participating offeree will automatically be cancelled, and Parago will reissue those Warrants to TH Lee. The Warrants may be exercised through the earlier to occur of Parago's initial public offering or January 9, 2004.

   6.  Events Relating to Required Performance Under the Guaranty.  In the event
       ----------------------------------------------------------
that TH Lee is required to repay any portion of the Term Loan pursuant to the Guaranty, Parago will issue to TH Lee a convertible promissory note (the "Convertible Note") in a principal amount equal to such amount paid by TH Lee less the escrow funds contributed by participating offerees that are received by TH Lee pursuant to the terms of the Escrow Agreement. The Convertible Note will be convertible into shares of Series A-1 Stock and Series A-2 Stock on the basis indicated below. Immediately after TH Lee's payment under the Guaranty, and assuming the amount of that payment exceeds the escrow funds, Parago will send a notice to all participating offerees requiring that the participating offerees send their remaining Pro Rata Percentage portion of the amount in excess of the escrow balance to Parago by December 31, 2001, which amounts Parago will forward to TH Lee. These payments will be credited against the principal amount of the Convertible Note in order to accurately reflect the net amount TH Lee has expended in repaying the Term Loan pursuant to the Guaranty. In the event that a participating offeree fails to timely pay the balance of its Pro Rata Percentage due for amounts paid under the Guaranty, then the amounts it deposited into the escrow fund will be forfeited, the Warrants the offeree received will be cancelled, the offeree will not be entitled to receive any shares of Series A-1 Stock or Series A-2 Stock and may be subject to a collection action by Parago for the balance of its Pro Rata Percentage. In this case, all current equity holdings in Parago (including the shares held by CT Holdings) would be diluted to approximately one-tenth of the fully-diluted current percentage ownership that they currently represent.

   7.  Full Repayment of the Term Loan Under the Guaranty.  In the event that
       --------------------------------------------------
the entire principal amount of the Term Loan is repaid pursuant to the Guaranty, TH Lee and each participating offeree who performs under the Participation Agreement will receive as consideration for the payment of such amount shares of either Series A-1 Stock or Series A-2 Stock. TH Lee and participating offerees who currently own shares of Parago's preferred stock will be entitled to receive shares of Series A-1 Stock, the number of which will be determined based on TH Lee's and each participating offeree's relative ownership of preferred stock as a percentage of their total Common Stock Equivalent ownership. TH Lee and participating offerees who currently own shares of Parago common stock or the right to purchase common stock (including CT Holdings) will be entitled to receive shares of Series A-2 Stock, the number of which will be determined based on TH Lee's and each participating offeree's relative ownership of common stock or the right to purchase common stock as a percentage of their total Common Stock Equivalent ownership. In addition to the Shares of Series A-1 Stock and Series A-2 Stock that TH Lee will receive based upon its current percentage ownership of Parago, TH Lee will also receive shares of Series A-1 Stock related to the pro rata share of those of those securityholders of Parago who are not eligible to participate in the offering, those offerees who do not participate in the offering and those participating offerees who do not perform all of their obligations under the Participation Agreement. The combined amount of Series A-1 Stock and Series A-2 Stock issued by us to TH Lee and the participating offerees in the event that the amount paid under the Guaranty equals or exceeds the principal amount of the Term Loan will be an amount such that the Common Stock Equivalents of Parago as of June 15, 2001 (excluding the Warrants to purchase shares of Series A-3 Stock) will equal approximately 10% of Parago's total capitalization (excluding the warrants) after the issuance of such shares of Series A-1 Stock and Series A-2 Stock.

   8.  Partial Repayment of the Term Loan.  If less than the entire principal
       ----------------------------------
amount of the Term Loan is repaid pursuant to the Guaranty, TH Lee and each participating offeree who performs under the Participation Agreement will receive as consideration for the payment of such amount their pro rata share of either Series A-1 Stock and/or Series A-2 Stock. The manner of allocating the Series A-1 Stock and the Series A-2 Stock would be similar to that described in the preceding paragraph. The combined amount of Series A-1 Stock and Series A-2 Stock issued by Parago to TH Lee and the participating offerees in the case of a partial payment of the Term Loan pursuant to the Guaranty will be an amount computed using the following formula:

     X    =     (    A    )    -    A
                -----------
                (1 - (.9B))

     X    =    the total amount of Series A-1 Stock and Series A-2 Stock, expressed on an as-converted basis as Common Stock Equivalents

     A    =    the total number of shares of Parago common stock and Common
               Stock Equivalents as of June 15, 2001 (excluding the Warrants to purchase shares of Series A-3 Stock)

     B    =    a percentage equal to the quotient of (i) the portion of the Term
               Loan repaid pursuant to the Guaranty and (ii) the total amount, including fees and expenses, required to be paid to Comerica at the maturity of the Term Loan.

   9.  Terms of Series A-1 and Series A-2 Stock.  The Series A-1 Stock and
       ----------------------------------------
Series A-2 Stock will each have terms, similar to Parago's existing Series D Stock, provided that the Series A-1 Stock will have a liquidation preference senior to the Series A-2 Stock and the Series A-3 Stock, and pari passu with all of Parago's other currently existing series of preferred stock, while the Series A-2 Stock will have a liquidation preference junior to that of the Series A-1 Stock and all currently existing series of preferred stock and pari passu with that of the Series A-3 Stock.

   10. Cross-Default of the Term Loan Due to TH Lee Actions.  The foregoing
       ----------------------------------------------------
description of the terms and procedures relating to participation in the Guaranty is subject in all respects to the following description of other terms and procedures that would be followed in the event that certain actions or inactions by TH Lee resulted in a default under the Term Loan.

   In certain circumstances, an action or inaction by TH Lee could cause a default of the Term Loan. If this were to occur, then TH Lee is required to immediately pay the entire outstanding balance of the Term Loan, at which time Parago will effectively become indebted to TH Lee rather than to Comerica on similar but not identical terms (the "TH Lee Debt"). Parago would be entitled to prepay the TH Lee Debt at any time on or prior to December 15, 2001, the original maturity date of the Term Loan (the "Original Maturity Date"), in which event the escrowed funds (including accrued interest) would be released in full back to TH Lee and each participating offeree, the Warrants previously granted would become fully exercisable and no shares of Series A-1 Stock or Series A-2 Stock would be issued. If, however, the TH Lee Debt is not fully repaid by the Original Maturity Date, then the rights and obligations of all parties would operate in a fashion similar to the case where TH Lee had made a payment under the Guaranty at the time of maturity of the Term Loan, as more fully described in Paragraphs 6-8 above. In such circumstances, the TH Lee Debt, as evidenced by the Convertible Note, would be reduced by the amount of escrowed funds contributed by participating offerees and by the payment by participating offerees of the balance of their respective Pro Rata Percentages of the outstanding amount due under the Convertible Note. Following payment of the balance of their respective Pro Rata Percentage of the amounts due under the Convertible Note, participating offerees would receive shares of Series A-1 Stock or Series A-2 Stock, allocated in a manner similar to that set forth in Paragraph 7 above. In the event that a participating offeree fails to timely pay the balance of its Pro Rata Percentage of the outstanding amount due under the Convertible Note, then the amounts that the participating offeree deposited into the escrow fund will be forfeited, the Warrants that the participating offeree received will be cancelled, the offeree will not be entitled to receive any shares of Series A-1 Stock or Series A-2 Stock and the offeree may be subject to a collection action by Parago for the balance of its Pro Rata Percentage obligation. In this case, all current equity holdings (including those of the participating offerees who fail to perform timely their obligations to provide the additional funds) in Parago would be diluted to approximately ten percent (10%) of the fully-diluted current percentage ownership that they represent.

  11.  Investors' Rights Agreements.  Parago will execute an Investors' Rights
       ----------------------------
Agreement for the benefit of TH Lee and each participating offeree with respect to the Series A-3 Stock and related shares of common stock that may be acquired upon conversion of the Series A-3 Stock. In addition, a similar Investors' Rights Agreement will also be executed in the event of the issuance of the Series A-1 Stock and Series A-2 Stock at the time of issuance of such stock. The Investors' Rights Agreements will provide TH Lee and each participating offeree, beginning 180 days following an initial public offering by Parago, the right to
(a) piggyback registrations on registration statements filed by Parago and (b) subject to certain restrictions, one demand registration on Form S-3 in any twelve (12)-month period. All expenses of any such registrations, other than underwriting discounts and commissions incurred, shall be borne by Parago. TH Lee and each participating offeree are bound by the terms of the Investors' Rights Agreements to hold their common stock for a period to be determined by Parago and its underwriter in an initial public offering for a period of no more than 180 days following such initial public offering. TH Lee's and the participating offeree's registration rights described above expire four (4) years following an initial public offering.

  12.  Waivers Obtained.  Parago has obtained waivers from its preferred
       ----------------
stockholders and warrantholders and from Comerica of certain anti-dilution and preemptive rights with respect to the issuance of the Warrants, the Series A-1 Stock, the Series A-2 Stock and the Series A-3 Stock to TH Lee and the participating offerees. Parago has also obtained waivers of anti-dilution, preemptive and voting rights in connection with our proposed issuance of a new series of preferred stock (the Series E Stock) in its next round of financing assuming such round is on the same terms as Parago's Series D Stock and at a valuation of at least $60,000,000.

  13.  Increase of Authorized Capital Stock.  Parago has obtained the approval
       ------------------------------------
of a majority of the shares owned by its stockholders to amend our Certificate of Incorporation to authorize additional shares of common stock and preferred stock.

Nasdaq Hearing Status

Our common stock has been trading at below $1.00 per share for more than thirty consecutive days, and we received a letter from the Nasdaq Market advising us that if we were unable to demonstrate compliance with the Nasdaq Market's $1.00 minimum bid requirement for ten consecutive trading days before March 15, 2001, our common stock would be subject to being de-listed at the close of business on March 15, 2001. Because our shares did not meet the minimum bid requirement by March 15, 2001, we received a letter from the Nasdaq Market that our shares would be delisted. In addition, we received additional notices that we failed to comply with Nasdaq's net tangible assets/market capitalization/net income and annual meeting requirements for continued listing. We requested a hearing to address the Nasdaq notices, and the hearing was held on April 26, 2001. The Nasdaq has not yet provided any indication as to the determinations made by the panel that held the hearing. If a delisting were to occur, our common stock would trade on the OTC Bulletin Board maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT HOLDINGS, INC.
(REGISTRANT)

Date: May 15, 2001      By: /s/ STEVEN B. SOLOMON
                Steven B. Solomon, President and Chief
                Executive Officer (Duly Authorized Signatory and
                Principal Executive and Financial Officer)