Form 10QSB
period 2001-06-30
CT HOLDINGS INC
filed 2001-08-20
CIK 752789

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                              Outstanding at August 16, 2001

Common Stock, Par value $.01 per share            53,994,221


Transitional Small Business Disclosure Format Yes [_]   No [X]

                               CT HOLDINGS, INC.
                                  FORM 10-QSB
                     QUARTERLY PERIOD ENDED JUNE 30, 2001
                               TABLE OF CONTENTS

                                                                           Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets

          as of June 30, 2001 and December 31, 2000                         3

     Statements of Operations

          for the three and six months ended June 30, 2001 and 2000         5

     Statements of Cash Flows

          for the six months ended June 30, 2001 and 2000                   6

     Notes to Financial Statements                                          7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              14

PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                             35

Item 5.      Other Information                                             35

Signatures                                                                 42

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                               CT HOLDINGS, INC.
                           UNAUDITED BALANCE SHEETS

                                                                June 30,    December 31,
                                                                  2001          2000
                                                               ----------    ----------
CURRENT ASSETS

 Cash and cash equivalents                                     $   26,980    $   21,647
 Accounts receivable-trade, less allowance
   of $23,668 and $28,693                                          46,528        54,794
 Accounts receivable, other                                         9,750        45,250
 Accounts receivable from affiliate, less
   allowance of $40,000                                            41,337            --
 Notes receivable from related parties                                 --       588,559
 Notes receivable from affiliates                                 130,000       730,000
 Inventory                                                         40,332        42,077
 Prepaid expenses                                                  37,687        94,217
                                                               ----------    ----------

 Total current assets                                             332,614     1,576,544

INVESTMENT IN UNCONSOLIDATED AFFILIATES                         3,063,975     2,613,976

PROPERTY AND EQUIPMENT, net                                        38,428        94,054

PURCHASED SOFTWARE, net of accumulated
 amortization of $1,129,318 and $1,045,696                         23,082       106,704

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
 net of accumulated amortization of $1,131,320 and $851,204       205,105       485,221

OTHER ASSETS                                                       40,084        42,095
                                                               ----------    ----------
  TOTAL ASSETS                                                 $3,703,288    $4,918,594
                                                               ==========    ==========


   The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.
                     UNAUDITED BALANCE SHEETS - CONTINUED

                                                                      June 30,     December 31,
                                                                        2001           2000
                                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $  1,400,645   $    922,113
 Accrual for legal settlement                                                  -      1,912,500
 Guarantee to equity method subsidiary                                 1,406,472             --
 Payable to affiliate                                                         --        126,028
 Current maturities of long-term debt                                    150,000        150,000
 Notes payable                                                            37,954         98,425
 Notes payable to related parties                                        489,983             --
                                                                    ------------   ------------

 Total current liabilities                                             3,485,054      3,209,066


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value per share; authorized 60,000,000
  Shares; 53,994,221 and 53,825,317 shares issued                        539,942        538,253
 Preferred stock, $.01 par value per share;
  authorized 1,000,000 shares; 50 shares of Series B convertible
  issued and outstanding (liquidation value $50,000)                           1              1
 Additional paid-in capital                                           56,429,100     56,383,496
 Accumulated deficit                                                 (54,250,570)   (52,711,983)

 Treasury stock, at cost (4,164,613 shares)                           (2,500,239)    (2,500,239)
                                                                    ------------   ------------

 Total stockholders' equity                                              218,234      1,709,528
                                                                    ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,703,288   $  4,918,594
                                                                    ============   ============


 The accompanying notes are an integral part of these statements.

                               CT HOLDINGS, INC.
                      UNAUDITED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED

                                                                                JUNE 30,                         JUNE 30,

                                                                         2001            2000            2001            2000
                                                                     -----------     -----------      ----------      ----------
Net sales                                                            $    80,711     $  103,258       $  181,418      $  247,536

Cost of sales, excluding depreciation and
   amortization                                                            1,310          3,289            2,456           9,950

Operating expenses
    Selling, general and administrative
            expense                                                      588,637        389,464        1,140,190       2,141,978
    Research and development expenses                                         --        140,682               --         238,760
    Accrual for legal settlement                                              --      1,912,500               --       1,912,500
    Reversal of accrual for legal settlement                          (1,912,500)            --       (1,912,500)             --
    Write-off of capitalized software costs                                   --             --               --         625,336
    Depreciation and amortization expense                                200,137        291,550          419,365         614,085
                                                                     -----------    -----------      -----------     -----------
    Total operating expenses                                          (1,123,726)     2,734,196         (352,945)      5,532,659
                                                                     -----------    -----------      -----------     -----------
    Operating income (loss)                                            1,203,127     (2,634,227)         531,907      (5,295,073)

Other income (expense)
    Interest expense                                                      (3,372)        (1,087)          (7,879)        (39,006)
    Interest income                                                        9,332         14,338           30,582          16,621
    Other income                                                           6,014             --            6,014              --
    Equity in loss of unconsolidated
            affiliate                                                 (2,099,211)      (287,432)      (2,099,211)     (4,553,047)
                                                                     -----------    -----------      -----------     -----------
                                                                      (2,087,237)      (274,181)      (2,070,494)     (4,575,432)
                                                                     -----------    -----------      -----------     -----------

Net loss                                                             $  (884,110)   $(2,908,408)     $(1,538,587)    $(9,870,505)
                                                                     ===========    ===========      ===========     ===========



    Net loss per share - basic and diluted                           $     (0.02)   $     (0.06)     $     (0.03)    $     (0.22)
                                                                     ===========    ===========      ===========     ===========

Weighted average shares outstanding - basic and diluted               49,708,962     47,160,704       49,684,966      45,260,905
                                                                     ===========    ===========      ===========     ===========

 The accompanying notes are an integral part of these statements.

            CT HOLDINGS, INC.
         UNAUDITED STATEMENTS OF CASH FLOWS



                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                    2001          2000
                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                  $(1,538,587)  $(9,870,505)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
                Depreciation and amortization                       419,365       614,085
                Provision for loss on account receivable
                      from affiliate                                 40,000            --
                Equity in loss of unconsolidated affiliate        2,099,211     4,553,047
                Write-down of software development costs                 --       625,336
                Common stock and options issued as payment
                      of expenses                                        --        25,001
                Noncash employee severance expense                       --     1,163,392
      Changes in operating assets and liabilities
           Accounts receivable                                      (12,984)     (216,198)
           Accounts receivable from affiliate                       (81,337)           --
           Prepaid expenses                                          56,530        49,801
           Inventory                                                  1,745        60,980
           Accounts payable and accrued expenses                    478,532       181,100
           Accrual for legal settlement                          (1,912,500)    1,912,500
           Payable to affiliate                                    (126,028)           --
        Other assets                                                  2,011         6,086
                                                                -----------   -----------
      NET CASH USED IN OPERATING ACTIVITIES                        (574,042)     (895,375)

CASH FLOWS FROM INVESTING ACTIVITIES
      Net payments on notes receivable from related parties         588,559       119,181
      Capital contributions due to deconsolidation
          of Parago, Inc.                                                --    (2,567,975)
      Participation in Parago, Inc. guarantee                      (692,739)           --
      Software development costs                                         --      (238,559)
      Notes receivable                                              206,750            --
                                                                -----------   -----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           102,570    (2,687,353)

CASH FLOW FROM FINANCING ACTIVITIES
      Payments on notes payable                                     (60,471)     (120,155)
      Proceeds from notes payable                                        --       100,000
      Proceeds from sale of common stock                             47,293     3,581,021
      Notes payable to related party                                489,983            --

                                                                -----------   -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                     476,805     3,560,866
                                                                -----------   -----------
      Net increase (decrease) in cash
        and cash equivalents                                          5,333       (21,862)
      Cash and cash equivalents at the beginning
        of the period                                                21,647        13,897
                                                                -----------   -----------
      Cash and cash equivalents at the end
        of the period                                           $    26,980   $    (7,965)
                                                                ===========   ===========

The accompanying notes are an integral part of these statements.

CT HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

CT Holdings, Inc. ("CT Holdings"), develops and markets its Citadel Technology line of security software, and also acts as a developer of early stage companies, including Parago and River Logic. CT Holdings' Citadel Technology division develops and markets computer security and privacy software designed to address the need for security "inside the firewall."

These products, WinShield SecurePC and NetOff, enable companies to enforce security policies from a single point of control across multiple operating systems and platforms. Citadel's software products provide the flexibility and scalability that security administrators are demanding for managing security policies within their computing environments. These security policies operate inside the firewall and are designed to secure computers against unauthorized configuration changes and software installations, which cause the majority of system vulnerabilities. Additionally, SecurePC provides hardening of system files that deliver the first line of defense against viruses, malicious code and unauthorized access or theft of confidential information. The products specifically enforce policies recently mandated by the Health Insurance Portability and Accountability Act (HIPAA) and Gramm-Leach-Bliley legislation, which impose strict new security and privacy requirements on the health care and financial industries, respectively. Citadel Technology clients include IBM Global Services, Washington Mutual Bank, Merrill Lynch, the U.S. Navy, Pemex and numerous health care, education and corporate clients.

In addition to its current product offerings, CT is also developing additional security products that it anticipates launching in the fourth quarter of 2001.

CT Holdings is also a developer of technology-based companies and provides early stage ventures with a single source of management capital, as well as consulting on operations, marketing and strategic planning. CT Holdings began its business development activities in 1999 with the formation of Parago, Inc. (Parago), an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, and customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines.

In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. (River Logic). River Logic develops decision-support applications for industry. Using its open and rapid-application development (ORAD) system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. Headquartered in Beverly, Massachusetts, with offices in Austin, Dallas, and Portland, River Logic is a privately held corporation receiving venture capital support from Cardinal Investment, Inc., CT Holdings, EBSCO CASIAS, eMed Ventures, the Intel 64 Fund, and Mercury Ventures. River Logic's solutions incorporate several patented technologies and leverages research originally conducted at University of Massachusetts and the Russian Academy of Sciences.

Liquidity

The Company has incurred recurring operating losses and has a working capital deficiency. The Company has used cash in operations of approximately $574,042 during the six months ended June 30, 2001. The Company has a cash balance of approximately $26,980 at June 30, 2001 and current liabilities exceed current assets by approximately $3.2 million. As outlined below, these assets do not reflect the value that may be realized from our investments in Parago and River Logic. The Company has been and continues to be dependent upon outside financing to develop its software products, perform its business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements.

Over the next year the Company expects to generate cash from the sale of the Company's software and will incur costs relating to such operations that may result in a cash deficiency. The Company will also continue to incur expenses relating to corporate overhead and activities related to managing the Company's investments and considering additional opportunities. The Company may require cash from financing activities to fund the deficits expected over the next year.

The Company's strategy of continuing to support and expand its business development activities, in addition to its core focus on software activities, requires the Company to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cashflow in the foreseeable future. Achieving positive cashflow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise additional capital to fund the plan through the remainder of 2001 and substantially greater funds if the Company expects to continue to acquire investments, if amounts become due to settle contingent liabilities, or if the Company is required to fund the balance of its participation in the Parago guaranty. CT was required to pay $692,740 to participate in the bridge loan guarantee related to its investment in Parago. These funds were obtained in part through the repayment of $365,017 owed to CT Holdings by its Chief Executive Officer and in part by an advance to the Company of $489,983 from the Chief Executive Officer. In addition, in the event Parago is unsuccessful in repaying the bridge loan by December 2001, CT Holdings would be required to advance up to an additional $1,406,472 to pay for its participation in the bridge loan guarantee participation described below under
Note 2 - Investment in Unconsolidated Subsidiary and Part II -- Item 5 - Other Information - Parago Bridge Financing. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available based on terms that the Company would be willing to accept.

Since 1999, we have made investments in two companies that we believe may provide liquidity to the Company in the long term. Our first investment in Parago we believe has been successful in that it has grown from the original $50,000 of equity provided by the Company and no revenue, to net revenue of approximately $6.8 million for the three months ended June 30, 2001 (unaudited). As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. We believe, however, that our Parago investment of 20,000,000 common shares, and warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares common stock at an exercise price of $0.01 per share, may ultimately provide an appropriate return. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan. Until we are able to create liquidity from the Company's investments through sale to a strategic investor, an initial public offering or some other activity, or sufficient revenues from its operating activities, the Company will continue to require working capital to fund its own operating expenses.

Similarly, the Company's investment in River Logic we believe has also been successful. Since our initial investment, River Logic has made substantial progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April 2001 River Logic obtained a significant strategic investment from a subsidiary of Intel, Cardinal Investments, eMed Ventures, and Mercury Ventures. As part of that round, the Company converted $450,000 of demand notes receivable into River Logic Series C Preferred Stock, the same equity instruments purchased by the other investees. The remainder of our note receivable totaling approximately $200,000 was paid in April 2001. Similar to the investments into Parago, the Company recognized that these investments would be initially illiquid. While we are pleased with the performance of Parago and River Logic to date, there can be no assurance that the Company will ever achieve liquidity for its investments.

There can be no assurance that management's plans will be successful or what other actions may become necessary. Although the Company has been successful raising capital in the past, if the Company is unable to raise capital, it may be required to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations and result in charges that could be material to the Company's business and results of operations.

BASIS OF PRESENTATION

The accompanying condensed financial statements of CT Holdings have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The condensed financial statements of CT Holdings as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations for the interim period. These condensed financial statements should be read in conjunction with the Financial Statements and notes thereto included in CT Holdings' Form 10-KSB for the ten months ended December 31, 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year (see "Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Factors"). The condensed balance sheet as of December 31, 2000 has been derived from the Company's audited financial statements as of that date and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Principles of Accounting for Ownership Interests in Investees / Investment in Unconsolidated Affiliates

For the three and six months ended June 30, 2001 and the year ended December 31, 2000, the ownership interests that the Company holds in Parago and River Logic have been accounted for under the equity method for Parago and the cost method for River Logic. The Company records its investments in equity-method and cost-method investees on its balance sheets as "Investment in Unconsolidated Affiliates" and its share of the equity-method investee's losses in "Equity in Loss of

Unconsolidated Affiliate." All significant intercompany accounts and transactions have been eliminated.

For the three and six months ended June 30, 2001 and the year ended December 31, 2000, the Company's investment in Parago is presented under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. Under the equity method, when Parago sells its common stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. If the carrying value of the Company's net investment falls below zero, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized during the period the equity method was suspended of approximately $18.9 million (unaudited) are recovered by income or an increase in equity. In the quarter ended June 30, 2001, the Company participated in the Parago bridge loan guaranty and as a result was required under the equity method to recognize equity in losses equal to its participation of $692,739 and an additional $1,406,472 as a result of the participation in the bridge loan guarantee. The total equity in losses of unconsolidated affiliate of $2,099,211 recorded for the three months ended June 30, 2001 reduces the amount of net losses not recognized during the periods the equity method was suspended. The Company continues to hold 20,000,000 shares of common stock of Parago at June 30, 2001, representing approximately 45% of Parago's outstanding common stock at June 30, 2001, as well as warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares of Parago common stock, acquired in connection with the guarantee participation. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan.

Because the Company owned less than 20% of the ownership interest in River Logic at June 30, 2001, the investment has been accounted for under the cost method of accounting, and the carrying value of the investment is recorded at the original acquisition costs. Under this method, the Company's share of the income or losses of River Logic is not included in the Company's statements of operations. The investment in unconsolidated affiliate at June 30, 2001 of approximately $3.1 million represents the investment in River Logic as the investment in Parago was reduced to zero as discussed above.

The Company periodically evaluates the investment in River Logic for impairment based upon the prospects of the entity and the value of the investment when compared to other investments in the entity from other unrelated parties. If these two factors indicate that an other than temporary impairment exists, then the Company will write down the value of the investment to its realizable value. However, no such indications were identified at June 30, 2001 and the investment in River Logic is stated at its original acquisition cost.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options. Diluted loss per common share includes the dilutive effect of options and warrants calculated using the treasury stock method, and, includes the effect of convertible preferred stock using the if-converted method. Stock options and warrants to purchase 11,947,000 shares of common stock have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. In addition, approximately 9,400 shares (based on the price per share for the Company's common stock on June 30, 2001), which would be issued upon the conversion of Series B preferred stock, have been excluded from the computation of loss per share.

NOTE 2. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Parago Investment

In the quarter ending May 31, 1999, the Company accounted for its investment in Parago under the consolidation method. Through subsequent sale and distribution by Parago of shares of its common stock, the Company's ownership was reduced below 50% beginning in July 1999. As a result, beginning July 1999, the Company began accounting for its remaining investment in Parago under the equity method of accounting. Prior to these events, the operating results of Parago were consolidated in the Company's consolidated financial statements. At June 30, 2001, the Company owns 45% of Parago's outstanding shares of common stock, and warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares of Parago common stock. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan.


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

The following is the unaudited condensed financial information of Parago at June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000.

SUMMARIZED BALANCE SHEET           JUNE 30, 2001  DECEMBER 31, 2000

Current assets                       $26,105,589        $29,369,901
Noncurrent assets                     25,092,653         27,988,337
                                     -----------        -----------

   Total assets                      $51,198,242        $57,358,238
                                     ===========        ===========

Current liabilities                  $32,554,832        $31,002,400
Long-term debt and capital
   lease obligations                   2,861,982          3,490,910
                                     -----------        -----------
   Total liabilities                  35,416,814         34,493,310
                                     -----------        -----------
Redeemable common stock                2,000,000          2,000,000
Shareholders' equity                  15,781,428         20,864,928
                                     -----------        -----------
                                     $51,198,242        $57,358,238
                                     ===========        ===========

SUMMARIZED STATEMENT          THREE MONTHS ENDED   SIX MONTHS ENDED
 OF OPERATIONS                  JUNE 30, 2001       JUNE 30, 2001
---------------------------------------------------------------------
  Revenues                         $ 6,817,143        $ 12,127,011
  Cost of revenues                   1,936,778           3,892,712
  Operating expenses                10,793,598          17,197,294
  Loss on sale of assets                    --              14,248
  Operating loss EBITDA             (1,560,945)         (5,070,283)
  Net loss                          (4,566,095)        (10,668,440)

Parago has incurred recurring operating losses and has a working capital deficiency. Parago had a net operating loss, before interest, taxes, depreciation and amortization, of approximately $1.6 million and $5.1 million during the three and six months ended June 30, 2001, respectively, and a working capital deficiency of $6.4 million as of June 30, 2001. Consequently, Parago is seeking to raise additional capital to repay the bridge loan described below and to execute its business plans. The Parago financial information does not include any adjustments that might result from the outcome of this uncertainty regarding Parago's liquidity and capital resources.

In May 2001, Parago obtained a Term Loan from Comerica Bank--Texas ("Comerica") in the principal amount of $8.0 million. The funds derived from the Term Loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. Parago intends to repay the Term Loan with proceeds from a contemplated sale of shares of a new series of preferred stock, the terms of which have not yet been established (the "Series E Stock"). As a condition to the extension of the Term Loan, Comerica required a guarantee of Parago's obligations under the Term Loan from certain affiliates of TH Lee.Putnam Internet Partners, L.P. (collectively, "TH Lee"), which own shares of Parago's Series C Convertible Preferred Stock ("Series C Stock") and Series D Convertible Preferred Stock ("Series D Stock"), common stock and certain warrants.

TH Lee executed the Guaranty in consideration of its receipt of 110,000 warrants to purchase shares of Parago's Series A-3 Preferred Stock, convertible into 11,000,000 shares of Parago common stock, a new series of preferred stock that was created in connection with the bridge loan and guaranty transaction, and, in the event that TH Lee is called upon to make payment under the Guaranty, its receipt of shares of Series A-1 Stock and Series A-2 Stock, two new series of preferred stock the issuance of which could have the effect of substantially diluting Parago's existing stockholders, including CT Holdings, in the event such holders do not participate in the guaranty as described below.

Parago securityholders (including CT Holdings) who met the required suitability criteria were offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest. In the event that TH Lee is required to pay all or a portion of the Term Loan under the Guaranty, those offerees who have participated in the offering and pay their pro rata portion of the Guaranty when it is due will maintain their percentage equity ownership in Parago, while those offerees who do not participate in the offering, and those participants who fail to make their Guaranty payments when due, will be substantially diluted. If offerees holding a significant portion of Parago's current equity ownership fail to make their Guaranty payments when due, if they become due, then TH Lee may gain a controlling interest in Parago as a result of the transactions. See "Risk Factors--The issuance of the securities will result in dilution of existing Parago stockholders and possibly a change in control of Parago." The terms of the participation offering are described in greater detail under "Part II--Item 5--Other Information--Parago Bridge Financing." CT Holdings has participated in this offering, although there can be no assurance that CT Holdings will be able to make the remaining guaranty payments when due, in the event Parago is unable to repay the bridge loan.

The Company has also agreed to convert shares of Parago common stock issued in connection with a 1999 acquisition by Parago into up to 500,000 of the Company's common shares at the option of the acquired entity's shareholders. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, the Company may be required at the option of such stockholders to issue up to 414,000 shares of the Company's common stock.

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

In connection with the investment in River Logic, the Company also made two $300,000 bridge loans to River Logic that together were convertible into 800,000 shares, in the aggregate, of common stock that represented approximately 3.8% of the then currently outstanding capital stock of River Logic. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and (iv) is prepayable by River Logic commencing on its third anniversary date. In April 2001, River Logic received a venture capital investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock, and the remainder was paid in cash in April, 2001. As a result of the transactions, the Company owns as of June 30, 2001 approximately 10% of the capital stock of River Logic.

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

NOTE 3. CONTINGENCIES


In June 2000, the Company was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortuous interference and negligence. Specifically, the Fergusons claim that they were damaged when they attempted to exercise certain warrants during a time when the Company's related registration statement could not be used. On June 29, 2000, the Company moved to transfer venue from Harris County, Texas, to Dallas County, Texas. On June 30, 2000, the Company answered (subject to its Motion to Transfer Venue). On July

28, 2000, also subject to its Motion to Transfer, the Company filed a third party petition against Yorkton Securities, Inc. and Yorkton Capital, Inc., which acted as the Fergusons' broker in connection with the transaction at issue. In the third party petition, the Company contends that the Yorkton entities are liable to the Company based on negligence and contribution for, among other things, failing to disclose to the Fergusons that the registration statement could not be used. The Company believes that the claims asserted by the Fergusons are without merit and will vigorously defend the claims and the Company will vigorously prosecute the claims it has filed against Yorkton Securities.

In July 2000, we entered into a settlement term sheet to resolve the disputes between us and Janssen-Meyers Associates L.P. ("JMA"), pursuant to which we and JMA tentatively agreed to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, we recorded approximately $1,912,500 as a nonrecurring charge related to the settlement of the litigation during 2000. However, the Company and JMA were unable to negotiate the final definitive settlement agreement. On March 27, 2001, the Court hearing the JMA lawsuit issued a Summary Order that denied JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. Given these recent events, including the dismissal of the lawsuit and the failure of the plaintiffs to refile a lawsuit for more than one year after the date of the dismissal, the Company has determined to reverse the nonrecurring charge that the Company had recorded related to the settlement of the lawsuit.

We are party to certain litigation matters. We believe that we have meritorious defenses and will vigorously defend ourselves. However, an unfavorable resolution of or settlement or defense costs related to one or more of these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

At this time, the Company is unable to predict the ultimate outcome of some of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any. The Company has, when appropriate, recorded its current estimate of the amounts necessary to settle the litigation.

NOTE 4. STOCK OPTIONS

During April, 2001 the Company granted to employees and directors approximately
6.7 million options to purchase the Company's common stock with an exercise price of $0.20 per share equal to market value of the Company's common stock on the date of grant. The options vest 3.5 million on October 30, 2001 and 3.2 million quarterly over two years. The options expire April 30, 2011. In addition, the Company's board of directors provided authority to the Company's CEO to grant up to an additional 1 million options to new or current employees with an exercise price equal to the market price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop and market our Citadel Technology line of desktop and network security software, and we also act as a developer of early stage companies, including Parago and River Logic. Our Citadel Technology software division develops and markets computer security and privacy software for one of the fastest growing segments today - security "inside the firewall." Our products, Winshield SecurePC and NetOff, enable companies to enforce security policies from a single point of control across multiple operating systems and platforms. Citadel's software products, provide the flexibility and scalability that security administrators are demanding for managing security policies within their computing environments. These security policies operate inside the firewall and are designed to secure computers against unauthorized configuration changes and software installations, which cause the majority of system vulnerabilities. Additionally, SecurePC provides hardening of system files that deliver the first line of defense against viruses, malicious code and unauthorized access or theft of confidential information. The products specifically enforce policies recently mandated by the Health Insurance Portability and Accountability Act (HIPAA) and the Gramm-Leach-Bliley legislation, which impose strict new security and privacy requirements on the health care and financial industries, respectively. Our Citadel Technology clients include IBM Global Services, Washington Mutual Bank, Merrill Lynch, the U.S. Navy, Pemex and numerous health care, education and corporate clients.

In addition to its current product offerings, we are also developing additional security products that we anticipate launching in the fourth quarter of 2001.

We also assist in the development of technology-based companies and we provide early stage ventures with management capital, as well as consulting on operations, marketing and strategic planning. In addition, we may pursue acquisitions of complementary companies that fit our business strategy. Our business model is designed to enable the companies with whom we partner to become market leaders in their industries. We believe that by focusing on technology companies, we are positioned to identify the latest trends and opportunities and attract promising companies and talent in this industry. We may also pursue business opportunities in markets other than technology for companies with compelling valuations and strong business models. Our strategy is to leverage the expertise of our management and affiliates and to capitalize upon opportunities to cross-pollinate the strongest qualities among the companies we assist. We believe that the anticipated growth in technology and e-commerce creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures.

In the second quarter of 2001, Steven B. Solomon, our CEO and President, relinquished his role as Chairman of Parago in order to devote substantially more time to pursuing opportunities for CT Holdings. Since CT formed Parago in 1999, Mr. Solomon served as Chairman of Parago and previously served as Parago's Chief Executive Officer until August 2000. Mr. Solomon will remain on the board of directors of Parago and will continue to consult with Parago and assist as needed with Parago clients and on strategic matters.

OVERVIEW OF PARAGO SUBSIDIARY

We began our business development activities in January 1999 with the formation of Parago, Inc., an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides a suite of technology offerings (including PromoCenter, ValueRewards and KnowledgeCenter) designed to increase sales, reduce costs, and retain customers for retailers, manufacturers and service organizations. Parago's continuous customer interaction services include online promotional management (including online rebate processing), proactive email, online surveys, and customer data analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. Parago's preliminary unaudited results for the three and six months ended June 30, 2001 included revenues of approximately $6.8 million and $12.1 million, respectively. Through June 2001, Parago had received approximately $81.3 million in private equity financing from venture capital investors including THLee.Putnam Internet Partners, Dain Rauscher Wessels Investors, Watershed Capital and Seaboard Ventures, as well as angel investors. CT Holdings continues to hold 20 million shares of Parago common stock, and warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares of Parago common stock. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan.

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

At June 30, 2001, we owned 20,000,000 shares of the common stock of Parago, representing less than 50% of the outstanding common stock of Parago, as well as warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares of Parago common stock. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan. As a result, we account for our ownership interest in Parago using the equity method of accounting. Since its inception, Parago has incurred net losses and now has a substantial accumulated deficit, which have had an impact upon and are reflected in our financial statements. For example, for the three and six months ended June 30, 2001, we recorded an "equity in loss of unconsolidated affiliate" of $2,099,211, and for the six months ended June 30, 2000, we recorded an "equity in loss of unconsolidated affiliate" of $4,553,047. In the quarter ended June 30, 2001, the Company participated in the Parago bridge loan guaranty described below and as a result was required under the equity method to recognize equity in losses equal to its participation of $692,739 and an additional $1,406,472 as a result of the participation in the bridge loan guaranty. The total equity in losses of unconsolidated affiliate of $2,099,211 recorded for the three months ended June 30, 2001 reduces the amount of net losses not recognized during the periods the equity method was suspended. In addition, in the event Parago is unsuccessful in repaying the bridge loan by December 2001, CT Holdings would be required to advance up to an additional $1,406,472 to pay for its participation in the bridge loan guarantee. We understand that Parago expects to incur net losses for the foreseeable future.

In May 2001, Parago obtained a Term Loan from Comerica Bank--Texas ("Comerica") in the principal amount of $8,000,000. The funds derived from the Term Loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. Parago intends to repay the Term Loan with proceeds from a contemplated sale of shares of a new series of preferred stock, the terms of which have not yet been established (the "Series E Stock"). As a condition to the extension of the Term Loan, Comerica required a guarantee of Parago's obligations under the Term Loan from certain affiliates of TH Lee.Putnam Internet Partners, L.P. (collectively, "TH Lee"), which own shares of Parago's Series C Convertible Preferred Stock ("Series C Stock") and Series D Convertible Preferred Stock ("Series D Stock"), common stock and warrants to purchase shares of common and Series A-3 Preferred Stock.

TH Lee executed the Guaranty in consideration of its receipt of 110,000 warrants to purchase shares of Parago's Series A-3 Stock, convertible into 11,000,000 shares of Parago common stock, a new series of preferred stock that was created in connection with the bridge loan and guaranty transaction, and, in the event that TH Lee is called upon to make payment under the Guaranty, its receipt of shares of Series A-1 Stock and Series A-2 Stock, two new series of preferred stock the issuance of which would have the effect of substantially diluting Parago's existing stockholders, including CT Holdings.

Parago and TH Lee also entered into a Participation Agreement, pursuant to which Parago securityholders (including CT Holdings) who met the required suitability criteria were offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest, by paying one third of their guaranty amount into escrow and agreeing to pay the remaining two thirds in December 2001 in the event Parago is unable to repay the bridge loan. In the event that TH Lee is required to pay all or a portion of the Term Loan under the Guaranty, those offerees who participate in the offering will maintain their percentage equity ownership in Parago upon the payment of their remaining two thirds guaranty payment, while those offerees who do not participate in the offering will be substantially diluted. If offerees holding a significant portion of Parago's current equity ownership fail to make their payments when due in December 2001 in the event Parago is unable to repay the bridge loan, then TH Lee may gain a controlling interest in Parago as a result of the transactions. See "Risk Factors--The issuance of the securities will result in dilution of existing Parago stockholders and possibly a change in control of Parago." The terms of the participation offering are more fully described under Part II--Item 5-- Parago Bridge Financing. CT Holdings participated in this offering and may be required to advance additional funds in the event Parago is unable to repay the bridge loan. The warrants to purchase shares of Series A-3 Stock are immediately exercisable with respect to the warrants received by TH Lee and are exercisable upon the earlier to occur of the repayment of the bridge loan or the payment of all remaining guaranty amounts by the other participating stakeholders at $1.00 per share and the Series A-3 Stock to be acquired upon exercise is convertible into 11 million shares of Parago common stock.

OVERVIEW OF RIVER LOGIC

In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. (River Logic). River Logic develops decision-support applications for industry. Using its open and rapid-application development (ORAD) system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. Headquartered in Beverly, Massachusetts, with offices in Austin, Dallas, and Portland, River Logic is a privately held corporation receiving venture capital support from Cardinal Investment, Inc., CT Holdings, EBSCO CASIAS, eMed Ventures, the Intel 64 Fund, and Mercury Ventures. River Logic's solutions incorporate several patented technologies and leverages research originally conducted at University of Massachusetts and the Russian Academy of Sciences.

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

In connection with the investment in River Logic, the Company also made two $300,000 bridge loans to River Logic that together were convertible into 800,000 shares, in the aggregate, of common stock that represented approximately 3.8% of the then currently outstanding capital stock of River Logic. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and (iv) is prepayable by River Logic commencing on its third anniversary date. In April 2001, River Logic received a strategic investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock, and River Logic repaid the $216,000 balance of these notes as of April 2001. As a result of the transactions, the Company owns as of June 30, 2001 approximately 10% of the capital stock of River Logic.

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

In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company and its business. This disclosure is for the purpose of qualifying for the "safe harbor" provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. It contains factors that could cause results to differ materially from such forward-looking statements. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement.

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

GENERAL RISKS

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses and have a working capital deficiency. We have used cash in operations of approximately $574,042 during the six months ended June 30, 2001. We have a cash balance of approximately $26,980 at June 30, 2001 and current liabilities exceed current assets by approximately $3.2 million. As outlined below, these assets do not reflect the value that may be realized from our investments in Parago and River Logic. We have been and continue to be dependent upon outside financing to develop our software products, perform our business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During the six months ended June 30, 2001, substantially all of this financing has been provided by related parties.

Over the next year we expect to generate cash from the sale of our software and will incur costs relating to such operations that may result in a cash deficiency. We will also continue to incur expenses relating to corporate overhead and activities related to managing our investments and considering additional opportunities.

Our strategy of continuing to support and expand our business development activities requires us to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cashflow in the foreseeable future. Achieving positive cashflow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We estimate we will need to raise additional capital to fund the plan through the remainder of 2001 and substantially greater funds if we expect to continue to acquire investments, if amounts become due to settle contingent liabilities, or we are required to fund the remaining $1.4 million of our Parago guaranty. Historically, we have obtained any short-term bridge funding from our Chief Executive Officer or Directors. In order to participate in the bridge loan guaranty participation offering by Parago, we received $365,017 from our CEO as repayment of indebtedness and an advance from our CEO of $489,983. While this may occur in the future there can be no assurance that such financing will be available, or if available on terms that we would be willing to accept.

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

WE ARE INVOLVED IN LEGAL PROCEEDINGS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

We are involved in legal proceedings from time to time, and we may be subject to other legal proceedings, including but not limited to claims that we have infringed the intellectual property rights of others, product liability claims, or other claims incidental to our business. While we intend to defend such lawsuits, adverse decisions or settlements, and the costs of defending such suits, could have a material adverse effect on our business.

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

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

We are dependent on our key officers and directors, including Steven B. Solomon, our Chairman and Chief Executive Officer, our directors, and our key employees in our finance, technology, sales and marketing operations. Our business could be negatively impacted if we were to lose the services of one or more of these persons.

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

WE DEPEND ON DISTRIBUTION BY VALUE ADDED RESELLERS AND DISTRIBUTORS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

We distribute some of our products through value added resellers and distributors under arrangements through which our products are included with these resellers' and distributors hardware and software products prior to sale by them through retail channels. If we are unsuccessful in maintaining our current relationships and securing license agreements with additional value added resellers and distributors, or if these resellers and distributors are unsuccessful in selling their products, our future net revenues and operating results may be adversely affected.

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

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. However, we do not employ technology to prevent copying of our products. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. We do not have any patents or statutory copyrights on any of our proprietary technology that we believe to be material to our future success, although Parago has filed a provisional patent application with respect to some of its business applications and intellectual property rights. In selling our products, we rely primarily on "shrink wrap" licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees will provide meaningful protection of our proprietary information, in the event of any unauthorized use or disclosure thereof. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

WE ARE INVOLVED IN LITIGATION THAT COULD, AND FUTURE CLAIMS AGAINST US MAY, AFFECT OUR FINANCIAL RESULTS.

From time to time, we may be subject to claims that we have infringed the intellectual property rights of others, product liability claims, or other claims incidental to our business. We are involved in a number of judicial and administrative proceedings incidental to our business. We intend to defend all claims against us. We may suffer an unfavorable outcome as a result of one or more claims. We do not expect the final resolution of these claims to have a material adverse effect on our financial position, individually or in the aggregate. However, depending on the amount and timing of unfavorable resolutions of claims against us, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected in a particular period.


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

WE RELY ON MICROSOFT AND NOVELL TECHNOLOGY.

Our software products are designed for Microsoft Windows and Novell NetWare operating systems. Although we believe that Microsoft and Novell technologies are and will be widely utilized by businesses in the corporate market, no assurances can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that the Company does not support. Moreover, if our products and technology are not compatible with new developments in Microsoft and Novell technologies, as to which there can be no assurances, our business, results of operations and financial condition could be materially and adversely affected.

RISKS RELATED TO OUR INTERNET SUBSIDIARY, PARAGO, INC.

The following are some risks related to the business of Parago, Inc., our Internet subsidiary, and should be considered in addition to the other risk factors described in this Report. Any of these factors could have a material adverse effect on us, as we owned 20,000,000 of the outstanding shares of common stock, and warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares of common stock, of Parago at June 30, 2001. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan.

THE ISSUANCE OF THE GUARANTY SECURITIES CONTEMPLATED BY PARAGO WILL RESULT IN DILUTION OF EXISTING PARAGO STOCKHOLDERS INCLUDING CT HOLDINGS AND POSSIBLY A CHANGE IN CONTROL OF PARAGO.

Offerees who do not participate in the Guaranty described in "Part II, Item 5 -- Other Information--Parago Bridge Financing" will experience dilution of their ownership interest in Parago as a result of the grant of 110,000 warrants to purchase Series A-3 Stock, convertible into 11,000,000 shares of Parago common stock, to TH Lee and the participating offerees. Non-participating offerees, and participants who fail to pay the remaining two thirds of their guaranty payment if it is required in the event that Parago is unable to repay the bridge loan, will experience further substantial dilution upon the issuance of Series A-1 Stock and Series A-2 Stock, which will occur if repayment of the Term Loan under the Guaranty is required. Additionally, TH Lee will receive that portion of the Warrants, Series A-1 Stock and Series A-2 Stock to which current Parago securityholders who do not satisfy the criteria to, or choose not to, participate in the offering or do not perform all of their obligations under the Participation Agreement are entitled. Hence, TH Lee's percentage ownership of Parago will increase as a result of the transactions, and if a substantial portion of offerees do not participate or participating offerees do not perform their obligations, then TH Lee may gain a controlling interest in Parago as a result of the transactions. CT Holdings may suffer dilution with respect to its holdings in Parago. CT Holdings has participated in the proposed transactions by making its one-third escrow payment but may be required to advance additional funds of up to $1,406,472 in order to maintain its equity interest.

In addition, in the event Parago is successful in its proposed private placement of Series E Stock, its current shareholders, including CT Holdings, may suffer substantial dilution. Any material change in the conversion price of the Series D Stock issued to TH Lee and Watershed , or the issuance of the Series E Stock at a low valuation, would result in substantial dilution to the holders of Parago's securities, including CT Holdings, and could possibly result in change in control of Parago.

PARAGO MAY NOT BE ABLE TO REPAY THE BRIDGE LOAN, WHICH WILL RESULT IN PAYMENTS UNDER THE GUARANTY BEING REQUIRED FROM TH LEE AND THE PARTICIPATING OFFEREES, AND SUBSTANTIAL DILUTION TO PARAGO SHAREHOLDERS WHO FAIL TO PARTICIPATE.

Parago intends to repay the Term Loan with proceeds from the sale of shares of its Series E Stock. There is no guarantee that the Series E round of financing will occur, or that it will raise adequate capital to repay the Term Loan in full. If Parago is unable to repay the Term Loan in full, TH Lee and the participating offerees will be required to pay Comerica under the Guaranty. Parago is fully reliant on external sources of financing for repayment of the principal under the Term Loan, as any cash generated from operations will not be adequate to fund such repayment. If Parago is unable to raise funds to repay the bridge loan, we would be required to pay an additional $1,406,472 to Comerica to repay our Pro Rata portion of the bridge loan. If we are unable to raise these funds, we will suffer substantial dilution.

IF A PARTICIPATING OFFEREE DOES NOT PAY THE REMAINDER OF ITS PRO RATA PERCENTAGE OF LIABILITY UNDER THE GUARANTY, IT WILL FORFEIT THE BENEFITS OF PARTICIPATION AND MAY BE SUBJECT TO A COLLECTION ACTION.

A participating offeree who does not pay the remainder of its Pro Rata Percentage under the Guaranty will forfeit the escrowed funds deposited under the Escrow Agreement and the Warrants it received will be cancelled and reissued to TH Lee. Further, Parago may pursue collection of the remainder of such a participating offeree's Pro Rata Percentage portion that is due, and even if such amount is delinquently collected, Parago will not be obligated to issue any shares of Series A-1 Stock or Series A-2 Stock in exchange therefore.

AS ALMOST ALL PARTICIPATING OFFEREES WILL ONLY BE ENTITLED TO RECEIVE SERIES A-2 STOCK, AND WARRANTS TO PURCHASE SERIES A-3 STOCK, AND BECAUSE THE SERIES A-2 STOCK AND SERIES A-3 STOCK WILL HAVE A LIQUIDATION PREFERENCE JUNIOR TO THAT OF THE SERIES A-1 STOCK AND ALL CURRENTLY EXISTING SERIES OF PREFERRED STOCK, IF A LIQUIDATION EVENT WERE TO OCCUR, THE HOLDERS OF COMMON STOCK, SERIES A-2 STOCK AND SERIES A-3 STOCK MAY RECEIVE LITTLE OR NOTHING FOR THEIR SHARES.

CT Holdings currently owns only shares of Parago common stock and warrants to purchase shares of Series A-3 Preferred Stock, so in the event that a payment is made under the Guaranty, CT Holdings will receive shares of Series A-2 Stock rather then Series A-1 Stock. The Series A-1 Stock and Series A-2 Stock are similar, except that the Series A-2 Stock will have a liquidation preference junior to that of the Series A-1 Stock and all currently existing series of preferred stock, but pari passu with that of the Series A-3 Stock. This means that in the event of a liquidation, dissolution or winding up of Parago (which is also defined to include a merger, acquisition, sale, consolidation or other form of corporate reorganization of Parago in which Parago's stockholders prior to such event do not own 50% of the voting interest in Parago following such event), then the holders of Parago's Series A-1 Stock and the other existing series of preferred stock of Parago shall be entitled to receive all payments and distributions up to the respective liquidation preferences (defined as their "issue prices") of their shares of preferred stock prior to and in preference to any payment or distribution being made to holders of the Series A-2 Stock or Series A-3 Stock, including CT Holdings. As of June 30, 2001, this senior priority liquidation preference amounted to approximately $51.5 million. In addition, the Series E Stock, if any is issued, would have a senior liquidation preference to the Series A-2 Stock and Series A-3 Stock. As a consequence, where limited assets remain following a liquidation event (including reorganization events), holders of Parago's Common Stock, Series A-2 Stock and Series A-3 Stock, including CT Holdings, may receive little or no payment or distribution for their shares.

TO CONTINUE ITS OPERATIONS AND BUSINESS, PARAGO MUST RAISE ADDITIONAL FINANCING.

Even if Parago successfully completes a round of financing of its Series E Stock, Parago may need to raise additional funds in the future. Further, if Parago fails to complete the Series E round and TH Lee and the participating offerees are called upon to repay the Term Loan, it is highly likely that Parago will require further additional funds in order to continue operations. In addition, Parago has a $1.5 million term loan from Comerica (the "Previous Loan") that requires Parago to meet certain financial covenants. Among other things, these financial covenants require Parago to raise at least $6.5 million in its proposed private placement of Series E Stock, prior to August 31, 2001, or to maintain cash in the amount of the outstanding balance under the Previous Loan as cash collateral. Accordingly, if Parago is unable to complete its Series E Stock private placement prior to December 15, 2001, Parago may be required to use a portion of the Term Loan as cash collateral for the Previous Loan and the proceeds of the Term Loan would not be sufficient to fund Parago's operations until it generates positive cashflow, and Parago would be required to raise additional funds to continue its operations. There can be no assurance that Parago will be able to obtain additional financing on favorable terms, if at all. If Parago cannot raise funds on acceptable terms, if and when needed, its business will suffer and could be discontinued.

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

PARAGO HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

Parago had a net loss of approximately $4.6 million (unaudited) for the three months ended June 30, 2001 and an accumulated deficit of approximately $81 million (unaudited) at June 30, 2001. Parago anticipates that its operating expenses will continue at least their current levels for the foreseeable future. In addition, because its expense levels are based, in part, on expectations of its future revenues, any decline in its revenues below its expectations would have a material adverse impact on its operating results and cash flow. Accordingly, Parago expects to incur additional losses for the foreseeable future. If its revenues do not grow as Parago anticipates, Parago may never be profitable.

PARAGO AND OUR COMPANY, CT HOLDINGS, COULD FACE POTENTIAL CONFLICTS OF INTERESTS RELATING TO EACH OTHER.

Because of Parago's relationship with us, and because we owned 20,000,000 of its outstanding shares of common stock at June 30, 2001, and because of our interlocking directors and officers, who collectively owned 16.7% of Parago's outstanding shares of common stock as of June 30, 2001, Parago and we are likely to face potential conflicts of interest relating to each other.

Executives, employees and consultants associated with us assisted in the development of Parago's business model. Steven B. Solomon, our CEO and President, was the founder, Chairman and CEO of Parago during its formative stages. In addition, Lawrence Lacerte and Steven B. Solomon serve as directors of both Parago and CT Holdings.

Some of Parago's executive officers, key employees and directors also beneficially own, or hold options or warrants to purchase, approximately 30.4% of our outstanding common stock as of June 30, 2001. Steven B. Solomon owned approximately 10.0% of our common stock as of June 30, 2001.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

NET SALES

During the quarter ended June 30, 2001, the Company had net sales of $80,711, a decrease of $22,547 or 21.8%, from net sales of $103,258 during the quarter ended June 30, 2000. For the six months ended June 30, 2001, the Company had net sales of $181,418, a decrease of $66,118 or 26.7%, over net sales of $247,536 during the six months ended June 30, 2000. We attribute the decrease in our software product revenues for the quarter and six months ended June 30, 2001 to our redesign and relaunch of our software products for new markets created by the current marketplace, including the Health Insurance Portability and Accountability Act (HIPAA) and the Gramm-Leach-Bliley regulations relating to security and privacy requirements in the health care and finance industries.

COST OF SALES, EXCLUDING DEPRECIATION AND AMORTIZATION

The costs and expenses incurred in connection with producing the Company's products were $1,310 during the quarter ended June 30, 2001, a decrease of $1,979 or 60.2%, from cost of sales of $3,289 for the same period last year. For the six months ended June 30, 2001, cost of sales were $2,456, a decrease of $7,494 or 75.3%, over cost of sales of $9,950 for the six months ended June 30, 2000. The decrease in our cost of sales can be attributed to the overall decrease in revenues due to our shift in focus to new product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended June 30, 2001 were $588,637 as compared to $389,464 for the quarter ended June 30, 2000, or an increase of $199,173 or 51.1%. For the six months ended June 30, 2001, selling, general and administrative expenses decreased $1,001,788 or 46.7% to $1,140,190 for the six month period ended June 30, 2001 as compared to $2,141,978 for the same period in the prior year. The increase in our selling, general and administrative expenses for the quarter ended June 30, 2001 resulted primarily from an increase in headcount as a result of our expanded efforts with respect to sales of Citadel software. We expect that these expenses will increase in future periods as we commence sales through distribution channels and strategic alliances, and we add additional headcount.


RESEARCH AND DEVELOPMENT EXPENSE

For the quarter ended June 30, 2001, research and development costs charged to expense were $0 as compared to $140,682 for the same period last year, or a decrease of $140,682, or 100%. For the six month period ended June 30, 2001, research and development costs charged to expense were $0 as compared to $238,760 for the same period last year, or a decrease of $238,760, or 100%. The decrease in costs for the three months ended June 30, 2001 related primarily to the reduction of development work on products due to decreases in headcount. We anticipate that these costs will increase as we increase our headcount in future periods as we continue our software development.

REVERSAL OF ACCRUAL FOR LEGAL SETTLEMENT

Operating income and expense for the quarter and six month period ended June 30, 2001 included income of $1,912,000 related to the reversal of an accrual for a proposed litigation settlement described below. Operating income and expense for the quarter and six month period ended June 30, 2000 included expense of $1,912,000 related to the accrual for a proposed legal settlement.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense decreased $91,413, or 31.4%, to $200,137 for the quarter ended June 30, 2001 from $291,550 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, depreciation and amortization expense was $419,365 compared to $614,085 for the same period in prior year, or a decrease of $194,720, or 31.7%. The decrease in depreciation and amortization is primarily due to the decrease in the Company's depreciable asset base. This decrease in assets is due to the company not acquiring any new property and equipment over the last 22 months, not developing any new software products over the last 15 months, and writing off approximately $856,000 of unrecoverable capitalized software costs over the last 18 months.

OTHER INCOME (EXPENSE)

Interest expense for the three and six month periods ended June 30, 2001 were $3,372 and $7,879, respectively as compared to $1,087 and $39,006 for the same periods in the prior year. This decrease in expense resulted primarily from having less interest bearing debt during these periods than we did in the same periods last year. Equity in loss of unconsolidated affiliate was $2,099,211 for the three and six months ended June 30, 2001 as compared to $287,432 and $614,085 for the same periods in the prior year. The significant increase in the equity in loss of unconsolidated affiliate is due the Company applying the equity method to the amount invested in the participation of the guarantee due to our share of Parago's accumulated losses being less than the carrying value of our investment in Parago. For further discussion of our application of the equity method see Note 1 in the financial statements. We expect that these losses would continue to be significant for at least the foreseeable future as Parago continues to develop its business services.

Interest income of $9,332 during the quarter ended June 30, 2001 primarily represents interest income earned on notes receivable from River Logic and PerClick during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at June 30, 2001 were $26,980.

The net cash used in operations of $574,042 for the six months ended June 30, 2001 is principally a result of the net loss of $1,538,587, partially offset by non-cash charges including $419,364 of depreciation and amortization and the equity in loss of unconsolidated affiliate of $2,099,211. The net cash used in operations of $895,375 for the six months ended June 30, 2000 is principally a result of the net loss of $9,870,505, partially offset by non-cash charges including $4,553,047 associated with equity in losses of unconsolidated affiliate, $614,085 of depreciation and amortization and other non-cash charges totaling $1,813,169.

Cash flows provided by investing activities was $102,570 for the six months ended June 30, 2001, as compared to cash used in investing activities of $2,687,353 for the six months ended June 30, 2000. The change in investing activities is primarily due to the Company not investing as much cash in unconsolidated subsidiaries in the six months ended June 30, 2001. Cash flows provided by financing activities were $476,805 for the six months ended June 30, 2001, primarily resulting from funds borrowed from the Company's CEO as compared to cash provided by financing activities of $3,560,866 for the six months ended June 30, 2000 primarily resulting from sales of the Company's common stock.

As a result of the aforementioned factors, cash and cash equivalents increased by $5,333 for the six months ended June 30, 2001, versus a decrease of $21,862 for the same period last year.

The Company has incurred recurring operating losses and has a working capital deficiency. The Company has used cash in operations of approximately $574,042 during the quarter six months ended June 30, 2001. The Company had a cash balance of approximately $26,980 at June 30, 2001 and current liabilities exceed current assets by approximately $3.2 million. As outlined below, these assets do not reflect the value that we believe may be realized from our investments in Parago and River Logic. The Company has been and continues to be dependent upon outside financing to develop its software products, perform its business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During the three months ended June 30, 2001, substantially all of this financing has been provided by related parties.

Over the next year the Company expects to generate cash from the sale of the Company's software and will incur costs relating to such operations that may result in a cash deficiency. The Company will also continue to incur expenses relating to corporate overhead and activities related to managing the Company's investments and considering additional opportunities. The Company may require cash from financing activities to fund the deficits expected over the next year, as well as the remaining payments under the Parago guaranty participation, if Parago is unable to repay the bridge loan when due.

The Company's strategy of continuing to support and expand its business development activities, in addition to its core focus on its software activities, requires the Company to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cashflow in the foreseeable future. Achieving positive cashflow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise additional capital to fund the plan through the remainder of 2001 and substantially greater funds if the Company expects to continue to acquire investments, as well as the remaining payments under the Parago guaranty participation, if Parago is unable to repay the bridge loan when due, or if amounts become due to settle contingent liabilities. Historically, the Company has obtained any short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available based on terms that the Company would be willing to accept.

Since the development of our new focus on businesses development activities we have made investments in two companies that we believe may provide liquidity to the Company in the long term. Our first investment in Parago we believe has been successful in that it has grown from the original $50,000 of equity provided by the Company and no revenue, to net revenue of approximately $6.8 million for the three months ended June 30, 2001 (unaudited). As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. We believe, however, that our investment of 20,000,000 common shares and warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock of Parago, convertible into 2,887,490 shares of Parago common stock, may ultimately provide an appropriate return. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan. Until we are able to create liquidity from the company's investments through sale to a strategic investor, an initial public offering or some other activity, the Company will continue to require working capital to fund its own operating expenses.

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

CONTINGENT LIABILITY

In July 2000, we entered into a settlement term sheet to resolve the disputes between us and Janssen-Meyers Associates L.P. ("JMA"), pursuant to which we and JMA tentatively agreed to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, we recorded approximately $1,912,500 as a nonrecurring charge related to the settlement of the litigation during 2000. However, the Company and JMA were unable to negotiate the final definitive settlement agreement. On March 27, 2001, the Court hearing the JMA lawsuit issued a Summary Order that denied JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. Given these recent events, including the dismissal of the lawsuit and the failure of the plaintiffs to refile a lawsuit for more than one year after the date of the dismissal, the Company has determined to reverse the nonrecurring charge that the Company had recorded related to the settlement of the lawsuit.

PART II.  OTHER INFORMATION

Except as listed below, all information required by Part II is omitted because the items are inapplicable or the answer is negative.

ITEM 1.   LEGAL PROCEEDINGS

We are party to certain litigation matters. We believe that we have meritorious defenses and will vigorously defend ourselves. However, an unfavorable resolution of or settlement or defense costs related to one or more of these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

At this time, the Company is unable to predict the ultimate outcome of some of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any. The Company has, when appropriate, recorded its current estimate of the amounts necessary to settle the litigation.

ITEM 5.   OTHER INFORMATION

River Logic Financing

In April 2001, River Logic received a strategic investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes it held into shares of Series C Preferred Stock, and River Logic repaid the $216,000 balance of these notes as of April 2001. As a result of the transactions, the Company owned as of June 30, 2001 approximately 10% of the capital stock of River Logic.

Parago Bridge Financing

In May 2001, Parago obtained a Term Loan from Comerica Bank--Texas ("Comerica") in the principal amount of $8,000,000. The funds derived from the Term Loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. Parago intends to repay the Term Loan with proceeds from a contemplated sale of shares of a new series of preferred stock, the terms of which have not yet been established (the "Series E Stock"). As a condition to the extension of the Term Loan, Comerica required a guarantee of Parago's obligations under the Term Loan from certain affiliates of TH Lee.Putnam Internet Partners, L.P. (collectively, "TH Lee"), which own shares of Parago's Series C Convertible Preferred Stock ("Series C Stock") and Series D Convertible Preferred Stock ("Series D Stock"), common stock and certain warrants.

TH Lee executed the Guaranty in consideration of its receipt of 110,000 Warrants to purchase shares of Parago's Series A-3 Stock, convertible into 11,000,000 shares of Parago common stock, a new series of preferred stock that was created in connection with the bridge loan and guaranty transaction, and, in the event that TH Lee is called upon to make payment under the Guaranty, its receipt of shares of Series A-1 Stock and Series A-2 Stock, two new series of preferred stock the issuance of which could have the effect of substantially diluting by up to approximately 90% Parago's existing stockholders, including CT Holdings.

Parago reached a further understanding with TH Lee pursuant to which Parago securityholders (including CT Holdings) who met the required suitability criteria were offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest. In the event that TH Lee is required to pay all or a portion of the Term Loan under the Guaranty, those offerees who participate in the offering and perform all of their obligations under the Participation Agreement will maintain their percentage equity ownership in Parago, while those offerees who do not participate in the offering or do not perform all of their obligations under the Participation Agreement will be substantially diluted by approximately 90%. If offerees holding a significant portion of Parago's current equity ownership elect not to participate in the offering or fail to fully perform their obligations under the Participation Agreement, then TH Lee may gain a controlling interest in Parago as a result of the transactions. See "Risk Factors--The issuance of the securities will result in dilution of existing Parago stockholders and possibly a change in control of Parago." CT Holdings participated in this participation offering and was required to pay $692,740, although there can be no assurance that CT Holdings will be able to fully perform its remaining payment obligations, including the payment of up to approximately $1,406,472 in the event Parago is unable to repay the bridge loan.

The terms of an investment in a Participation Interest, including the terms of issuance of the related Warrants and Shares of Series A-1 Stock and Series A-2 Stock, and the assumption of a Pro Rata Percentage of the indebtedness under the Term Loan, are further described below.

Terms

The opportunity to participate in the Guaranty, as set forth in the Participation Agreement, was extended to Parago shareholders on the following terms:

  1. Participation in the Guaranty. Parago and TH Lee entered into a Participation Agreement to which offerees who on or before June 15, 2001 elected to participate were added, including CT Holdings. TH Lee will be liable for all obligations owed to Comerica under the Guaranty, while each participating offeree, including CT Holdings, will only be liable to Parago to the extent of its "Pro Rata Percentage" of all amounts paid by TH Lee under the Guaranty.

  2. Pro Rata Calculations. A participating offeree's "Pro Rata Percentage" is determined based on a fraction, the numerator of which is the sum of the participating offeree's shares of Parago common stock and shares of Parago common stock into which any other shares of Parago preferred stock, Parago warrants or Parago options held by such offeree that would vest on or before December 31, 2001 are convertible or exercisable ("Common Stock Equivalents"), and the denominator of which is all outstanding shares of Parago common stock and all Common Stock Equivalents, in each case as of June 15, 2001. Because it was not expected that Parago's outstanding securities would change in any material respect before June 15, 2001, and as the Warrants to purchase shares of Series A-3 Stock were not issued until after June 15, 2001, they were not be included in making pro rata ownership calculations. In determining pro rata amounts for TH Lee for all calculations made under the Participation Agreement, TH Lee assumed not only its pro rata share based upon its current percentage ownership of Parago, but also the pro rata share of those of Parago securityholders who do not meet the criteria to participate in the Guaranty (because they do not meet the suitability criteria), as well as the pro rata share of those offerees who elected not to participate and those offerees who do not perform all of their obligations under the Participation Agreement.

  3. Subscription and Deposit of Escrow Amounts. Simultaneous with its entry into the Participation Agreement, each participating offeree also became a party to an Escrow Agreement. Comerica has agreed to act as escrow agent under the Escrow Agreement. On or before June 15, 2001, each participating offeree was required to deliver its fully completed and executed subscription booklet, along with the participating offeree's Escrow Amount in immediately available funds, which was equal to 33% of such participating offeree's Pro Rata Percentage of $8,000,000, and CT Holdings was required to pay approximately $693,000. At such time, TH Lee also delivered cash to the escrow agent in an amount equal to 33% of its Pro Rata Percentage of $8,000,000. As further described below, the escrowed funds contributed by participating offerees are being held, and may be applied against, amounts paid by TH Lee pursuant to the Guaranty.

  4. Relationship of Escrow Funds to Guaranty Payment Obligations. The escrow agent will hold the funds deposited in escrow until such time as either payment of the loan is made in full by Parago or payment under the Guaranty is required. In the event that the Term Loan is fully repaid by Parago, then the escrow funds (including any accrued interest) will be released back to each respective participating offeree and TH Lee. In the event that repayment of the Term Loan is made under the Guaranty but the amount of such repayment is less than the amount of the escrow funds, then a pro rata portion of such excess amount will be returned to each respective participating offeree and to TH Lee. In the event that TH Lee repays the Term Loan to Comerica under the Guaranty, and the amount repaid exceeds the escrow funds, then each participating offeree will be required under the terms of the Participation Agreement to pay to Parago by December 31, 2001 its Pro Rata Percentage of such excess amount, which amounts Parago will deliver to TH Lee. This amount is not limited to the $8,000,000 in principal amount of the Term Loan, but would also include any additional unpaid interest, fees and expenses that may be imposed by Comerica, which each participant would have to bear based on its Pro Rata Percentage of these additional amounts.

  5. The Warrants to Purchase Shares of Series A-3 Stock. As consideration to TH Lee for executing the Guaranty and to the participating offerees for executing the Participation Agreement, Parago issued Warrants to purchase shares of its Series A-3 Stock, with a Common Stock Equivalent exercise price of $0.01 per share. Parago granted a total of 110,000 Warrants (or 11,000,000 common shares on a Common Stock Equivalent basis) to the participating offerees and TH Lee, with the participating offerees each receiving their Pro Rata Percentage of the total number of Warrants granted and TH Lee receiving the balance. The Series A-3 Stock is a series of preferred stock that has a conversion ratio of 1 to 100. The shares of Series A-3 Stock will be convertible into 11,000,000 shares of Parago common stock and will have terms substantially similar to Parago's Series D Stock, except that (A) the conversion ratio will not be subject to price protection, (B) a majority vote will be required for certain amendments and approvals rather than the two-thirds vote required by the Series D Stock, and (C) the holders of Series A-3 Stock will not have the preemptive, information, voting or co-sale rights that holders of the Series D Stock have by virtue of their current stockholder agreements. In addition, the Series A-3 Stock will have a liquidation preference that is on a par with the Series A-2 Stock, but junior to that of the Series D Stock, the Series A-1 Stock and all of Parago's other currently existing series of preferred stock. The liquidation preference of the Series A-3 Stock will be equal to $1.77 per common equivalent share, or, in the event that Parago is successful in issuing the Series E Stock to repay the Term Loan, the per common equivalent share price of the Series E Stock. The Warrants will be immediately exercisable by TH Lee, but will not be exercisable by the participating offerees until the earlier of (a) January 1, 2002 or (b) the date on which the Term Loan has been fully repaid by Parago, and will be exercisable only by either (i) participating offerees who fully perform their obligations under the Participation Agreement or (ii) all participating offerees in the event Parago repays the Term Loan in full. If Parago does not fully repay the Term Loan, and any participating offeree fails to fully perform its obligations under the Participation Agreement, those Warrants issued to such participating offeree will automatically be cancelled, and Parago will reissue those Warrants to TH Lee. The Warrants may be exercised through the earlier to occur of Parago's initial public offering or January 9, 2004.

  6. Events Relating to Required Performance Under the Guaranty. In the event that TH Lee is required to repay any portion of the Term Loan pursuant to the Guaranty, Parago will issue to TH Lee a convertible promissory note (the "Convertible Note") in a principal amount equal to such amount paid by TH Lee less the escrow funds contributed by participating offerees that are received by TH Lee pursuant to the terms of the Escrow Agreement. The Convertible Note will be convertible into shares of Series A-1 Stock and Series A-2 Stock on the basis indicated below. Immediately after TH Lee's payment under the Guaranty, and assuming the amount of that payment exceeds the escrow funds, Parago will send a notice to all participating offerees requiring that the participating offerees send their remaining Pro Rata Percentage portion of the amount in excess of the escrow balance to Parago by December 31, 2001, which amounts Parago will forward to TH Lee. These payments will be credited against the principal amount of the Convertible Note in order to accurately reflect the net amount TH Lee has expended in repaying the Term Loan pursuant to the Guaranty. In the event that a participating offeree fails to timely pay the balance of its Pro Rata Percentage due for amounts paid under the Guaranty, then the amounts it deposited into the escrow fund will be forfeited, the Warrants the offeree received will be cancelled, the offeree will not be entitled to receive any shares of Series A-1 Stock or Series A-2 Stock and may be subject to a collection action by Parago for the balance of its Pro Rata Percentage. In this case, all current equity holdings in Parago (including the shares held by CT Holdings) would be diluted to approximately one-tenth of the fully-diluted current percentage ownership that they currently represent. CT Holdings would be required to pay up to approximately $1.4 million in the event Parago is unable to repay the bridge loan.

  7. Full Repayment of the Term Loan Under the Guaranty. In the event that the entire principal amount of the Term Loan is repaid pursuant to the Guaranty, TH Lee and each participating offeree who performs under the Participation Agreement will receive as consideration for the payment of such amount shares of either Series A-1 Stock or Series A-2 Stock. TH Lee and participating offerees who currently own shares of Parago's preferred stock will be entitled to receive shares of Series A-1 Stock, the number of which will be determined based on TH Lee's and each participating offeree's relative ownership of preferred stock as a percentage of their total Common Stock Equivalent ownership. TH Lee and participating offerees who currently own shares of Parago common stock or the right to purchase common stock (including CT Holdings) will be entitled to receive shares of Series A-2 Stock, the number of which will be determined based on TH Lee's and each participating offeree's relative ownership of common stock or the right to purchase common stock as a percentage of their total Common Stock Equivalent ownership. In addition to the Shares of Series A-1 Stock and Series A-2 Stock that TH Lee will receive based upon its current percentage ownership of Parago, TH Lee will also receive shares of Series A-1 Stock related to the pro rata share of those of those securityholders of Parago who are not eligible to participate in the offering, those offerees who do not participate in the offering and those participating offerees who do not perform all of their obligations under the Participation Agreement. The combined amount of Series A-1 Stock and Series A-2 Stock issued by Parago to TH Lee and the participating offerees in the event that the amount paid under the Guaranty equals or exceeds the principal amount of the Term Loan will be an amount such that the Common Stock Equivalents of Parago as of June 15, 2001 (excluding the Warrants to purchase shares of Series A-3 Stock) will equal approximately 10% of Parago's total capitalization (excluding the warrants) after the issuance of such shares of Series A-1 Stock and Series A-2 Stock.

  8. Partial Repayment of the Term Loan. If less than the entire principal amount of the Term Loan is repaid pursuant to the Guaranty, TH Lee and each participating offeree who performs under the Participation Agreement will receive as consideration for the payment of such amount their pro rata share of either Series A-1 Stock and/or Series A-2 Stock. The manner of allocating the Series A-1 Stock and the Series A-2 Stock would be similar to that described in the preceding paragraph. The combined amount of Series A-1 Stock and Series A-2 Stock issued by Parago to TH Lee and the participating offerees in the case of a partial payment of the Term Loan pursuant to the Guaranty will be an amount computed using the following formula:



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

  9. Terms of Series A-1 and Series A-2 Stock. The Series A-1 Stock and Series A-2 Stock will each have terms, similar to Parago's existing Series D Stock, provided that the Series A-1 Stock will have a liquidation preference senior to the Series A-2 Stock and the Series A-3 Stock, and pari passu with all of Parago's other currently existing series of preferred stock, while the Series A-2 Stock will have a liquidation preference junior to that of the Series A-1 Stock and all currently existing series of preferred stock and pari passu with that of the Series A-3 Stock.

  10. Cross-Default of the Term Loan Due to TH Lee Actions. The foregoing description of the terms and procedures relating to participation in the Guaranty is subject in all respects to the following description of other terms and procedures that would be followed in the event that certain actions or inactions by TH Lee resulted in a default under the Term Loan.

In some circumstances, an action or inaction by TH Lee could cause a default of the Term Loan. If this were to occur, then TH Lee is required to immediately pay the entire outstanding balance of the Term Loan, at which time Parago will effectively become indebted to TH Lee rather than to Comerica on similar but not identical terms (the "TH Lee Debt"). Parago would be entitled to prepay the TH Lee Debt at any time on or prior to December 15, 2001, the original maturity date of the Term Loan (the "Original Maturity Date"), in which event the escrowed funds (including accrued interest) would be released in full back to TH Lee and each participating offeree, the Warrants previously granted would become fully exercisable and no shares of Series A-1 Stock or Series A-2 Stock would be issued. If, however, the TH Lee Debt is not fully repaid by the Original Maturity Date, then the rights and obligations of all parties would operate in a fashion similar to the case where TH Lee had made a payment under the Guaranty at the time of maturity of the Term Loan, as more fully described in Paragraphs 6-8 above. In such circumstances, the TH Lee Debt, as evidenced by the Convertible Note, would be reduced by the amount of escrowed funds contributed by participating offerees and by the payment by participating offerees of the balance of their respective Pro Rata Percentages of the outstanding amount due under the Convertible Note. Following payment of the balance of their respective Pro Rata Percentage of the amounts due under the Convertible Note, participating offerees would receive shares of Series A-1 Stock or Series A-2 Stock, allocated in a manner similar to that set forth in Paragraph 7 above. In the event that a participating offeree fails to timely pay the balance of its Pro Rata Percentage of the outstanding amount due under the Convertible Note, then the amounts that the participating offeree deposited into the escrow fund will be forfeited, the Warrants that the participating offeree received will be cancelled, the offeree will not be entitled to receive any shares of Series A-1 Stock or Series A-2 Stock and the offeree may be subject to a collection action by Parago for the balance of its Pro Rata Percentage obligation. In this case, all current equity holdings (including those of the participating offerees who fail to perform timely their obligations to provide the additional funds) in Parago would be diluted to approximately ten percent (10%) of the fully-diluted current percentage ownership that they represent.

  11. Investors' Rights Agreements. Parago has executed an Investors' Rights Agreement for the benefit of TH Lee and each participating offeree with respect to the Series A-3 Stock and related shares of common stock that may be acquired upon conversion of the Series A-3 Stock. In addition, a similar Investors' Rights Agreement will also be executed in the event of the issuance of the Series A-1 Stock and Series A-2 Stock at the time of issuance of such stock. The Investors' Rights Agreements will provide TH Lee and each participating offeree, beginning 180 days following an initial public offering by Parago, the right to
(a) piggyback registrations on registration statements filed by Parago and (b) subject to certain restrictions, one demand registration on Form S-3 in any twelve (12)-month period. All expenses of any such registrations, other than underwriting discounts and commissions incurred, shall be borne by Parago. TH Lee and each participating offeree are bound by the terms of the Investors' Rights Agreements to hold their common stock for a period to be determined by Parago and its underwriter in an initial public offering for a period of no more than 180 days following such initial public offering. TH Lee's and the participating offeree's registration rights described above expire four (4) years following an initial public offering.

  12. Waivers Obtained. Parago has obtained waivers from its preferred stockholders and warrantholders and from Comerica of certain anti-dilution and preemptive rights with respect to the issuance of the Warrants, the Series A-1 Stock, the Series A-2 Stock and the Series A-3 Stock to TH Lee and the participating offerees. Parago has also obtained waivers of anti-dilution, preemptive and voting rights in connection with our proposed issuance of a new series of preferred stock (the Series E Stock) in its next round of financing assuming such round is on the same terms as Parago's Series D Stock and at a valuation of at least $60,000,000. In the event Parago is unable to obtain a valuation of at least $60,000,000, the consent of the holders of the existing preferred stock would be required to issue securities on a par with or senior to the existing preferred stock.

  13. Increase of Authorized Capital Stock. Parago has obtained the approval of a majority of the shares owned by its stockholders to amend its Certificate of Incorporation to authorize the additional shares of common stock and preferred stock.

Nasdaq Status

Our common stock was de-listed from the Nasdaq SmallCap Market on May 17, 2001, because we did not meet the Nasdaq's requirements for continued listing. Our common stock now trades on the OTC Bulletin Board maintained by the National Quotation Bureau, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT HOLDINGS, INC.
(REGISTRANT)

Date: August 20, 2001    By: /s/ STEVEN B. SOLOMON
                             ---------------------
                             Steven B. Solomon, President and Chief
                             Executive Officer (Duly Authorized Signatory and Principal Executive and Financial Officer)