Form 10QSB
period 2001-09-30
CT HOLDINGS INC
filed 2001-11-19
CIK 752789

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Class Outstanding at November 19, 2001

Common Stock, Par value $.01 per share 49,829,608

Transitional Small Business Disclosure Format Yes [_] No [X]

                                CT HOLDINGS, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS

                                                                           Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets

          as of September 30, 2001 and December 31, 2000                    3

     Statements of Operations

          for the three and nine months ended September 30, 2001 and 2000   5

     Statements of Cash Flows

          for the nine months ended September 30, 2001 and 2000             6

     Notes to Financial Statements                                          7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              14

PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                             27

Item 5.      Other Information                                             27

Signatures                                                                 32

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CT HOLDINGS, INC.
                                 BALANCE SHEETS

                                                             September 30,   December 31,
                                                                 2001            2000
                                                              (unaudited)
                                                             ------------    -----------
CURRENT ASSETS

 Cash and cash equivalents                                   $     12,352    $    21,647
 Accounts receivable-trade, less                                   76,872         54,794
  allowance of $20,000 and $28,754
 Accounts receivable, other                                        16,854         45,250
 Accounts receivable from affiliate, less
   allowance of $40,000                                            41,337             --
 Notes receivable from related parties                                 --        588,559
 Notes receivable from affiliates                                 130,000        730,000
 Inventory                                                         39,868         42,077
 Prepaid expenses                                                  48,854         94,217
                                                             ------------    -----------

 Total current assets                                             366,137      1,576,544

INVESTMENT IN UNCONSOLIDATED AFFILIATES                         3,063,975      2,613,976

PROPERTY AND EQUIPMENT, net                                        23,472         94,054

PURCHASED SOFTWARE, net of accumulated
 amortization of $1,152,398 and $1,045,696                             --        106,704

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
 net of accumulated amortization of $1,302,470 and $851,204       177,443        485,221

OTHER ASSETS                                                       57,586         42,095
                                                             ------------    -----------
  TOTAL ASSETS                                               $  3,688,613    $ 4,918,594
                                                             ============    ===========



  The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.
                           BALANCE SHEETS - CONTINUED

                                                                  September 30,     December 31,
                                                                       2001           2000
                                                                  (unaudited)
                                                                  ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $  1,685,096   $    922,113
 Accrual for legal settlement                                                 --      1,912,500
 Guarantee to equity method subsidiary                                 1,406,472             --
 Payable to affiliate                                                         --        126,028
 Current maturities of long-term debt                                    150,000        150,000
 Notes payable                                                                --         98,425
 Notes payable to related parties                                        692,482             --
                                                                    ------------   ------------

 Total current liabilities                                             3,934,050      3,209,066


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value per share; authorized 60,000,000
  Shares; 53,994,221 and 53,825,317 shares issued                        539,942        538,253
 Preferred stock, $.01 par value per share;
  authorized 1,000,000 shares; 50 shares of Series B convertible
  issued and outstanding (liquidation value $50,000)                           1              1
 Additional paid-in capital                                           56,429,100     56,383,496
 Accumulated deficit                                                 (54,714,241)   (52,711,983)

 Treasury stock, at cost (4,164,613 shares)                           (2,500,239)    (2,500,239)
                                                                    ------------   ------------

 Total stockholders' equity (deficit)                                   (245,437)     1,709,528
                                                                    ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  3,688,613   $  4,918,594
                                                                    ============   ============

The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED

                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        2001            2000            2001            2000
                                                                    -----------     -----------      ----------      ----------
Net sales                                                            $   141,028    $   200,614      $   322,447    $    448,150

Cost of sales, excluding depreciation and
   amortization                                                           20,043          2,316           22,500          12,266

Operating expenses
    Selling, general and administrative
            expense                                                      491,102        458,378        1,631,292       2,600,356
    Research and development expenses                                         --             --               --         238,760
    Accrual for legal settlement                                              --             --               --       1,912,500
    Reversal of accrual for legal settlement                                  --             --       (1,912,500)             --
    Write-off of capitalized software costs                                   --             --               --         625,336
    Depreciation and amortization expense                                154,740        269,335          574,105         883,420
                                                                     -----------    -----------      -----------     -----------
    Total operating expenses                                             645,842        727,713          293,472       6,260,372
                                                                     -----------    -----------      -----------     -----------
    Operating income (loss)                                             (524,857)      (529,415)           7,050      (5,824,488)

Other income (expense)
    Interest expense/income, net                                          26,944         (9,584)          49,649         (31,969)
    Other income                                                          34,242         15,000           40,254          15,000
    Equity in loss of unconsolidated
            affiliate                                                         --       (105,734)      (2,099,211)     (4,658,781)
                                                                     -----------    -----------      -----------     -----------
                                                                          61,186       (100,318)      (2,009,308)     (4,675,750)
                                                                     -----------    -----------      -----------     -----------

Net loss                                                             $  (463,671)     $(629,733)     $(2,002,258)   $(10,500,238)
                                                                     ===========    ===========      ===========     ===========



    Net loss per share - basic and diluted                           $     (0.01)   $     (0.01)     $     (0.04)   $      (0.23)
                                                                     ===========    ===========      ===========     ===========

Weighted average shares outstanding - basic and diluted               49,829,608     48,252,675       49,733,710      47,289,391
                                                                     ===========    ===========      ===========     ===========

The accompanying notes are an integral part of these statements.

                                CT HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    2001          2000
                                                                -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                  $(2,002,258)  $(10,500,238)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
                Depreciation and amortization                       574,105        883,420
                Provision for loss on account receivable
                      from affiliate                                 40,000             --
                Equity in loss of unconsolidated affiliate        2,099,211      4,658,781
                Write-down of software development costs                 --        625,336
                Common stock and options issued as payment
                      of expenses                                        --         50,001
                Noncash employee severance expense                       --      1,163,392
      Changes in operating assets and liabilities
           Accounts receivable                                        6,318        529,557
           Accounts receivable from affiliate                       (81,337)            --
           Prepaid expenses                                          45,363         64,501
           Inventory                                                  2,209         67,259
           Accounts payable and accrued expenses                    762,983        (50,385)
           Accrual for legal settlement                          (1,912,500)     1,912,500
           Payable to affiliate                                    (126,028)        28,085
           Other assets                                             (17,793)       166,423
                                                                -----------   ------------
      NET CASH USED IN OPERATING ACTIVITIES                        (609,727)      (401,368)

CASH FLOWS FROM INVESTING ACTIVITIES
      Net payments on notes receivable from related parties         588,559       (357,451)
      Capital contributions due to deconsolidation
           of Parago, Inc.                                               --     (3,167,975)
      Participation in Parago, Inc. guarantee                      (692,739)            --
      Software development costs                                         --       (239,086)
      Notes receivable                                              206,750             --
      Purchase of property and equipment                           (143,489)            --
                                                                -----------   ------------
      NET CASH USED IN INVESTING ACTIVITIES                         (40,919)    (3,291,450)

CASH FLOW FROM FINANCING ACTIVITIES
      Payments on notes payable                                     (98,425)      (699,113)
      Proceeds from notes payable                                        --             --
      Proceeds from sale of common stock                             47,293      6,161,755
      Notes payable to related party                                692,483             --

                                                                -----------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                     641,351      5,462,642
                                                                -----------   ------------
      Net decrease in cash
        and cash equivalents                                         (9,295)     1,296,943
      Cash and cash equivalents at the beginning
        of the period                                                21,647         14,078
                                                                -----------   ------------
      Cash and cash equivalents at the end
        of the period                                           $    12,352   $  1,310,840
                                                                ===========   ============


The accompanying notes are an integral part of these statements.

CT HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

CT Holdings, Inc. (CT Holdings), develops and markets its Citadel Technology line of security software, and also acts as a developer of early stage companies, including Parago and River Logic. CT Holdings' Citadel Technology Security Software division develops and markets computer security and privacy software designed to address the need for security inside the firewall. CT Holdings announced in November 2001 its intention to spin off its Citadel Security Software division to its shareholders upon effectiveness of required Securities and Exchange Commission filings and final approval by the Board of Directors of the terms and conditions of the distribution, including the assets and liabilities to be distributed and the desirability or requirement of any shareholder approval.

These products, WinShield SecurePC and NetOff, enable companies to enforce security policies from a single point of control across multiple operating systems and platforms. Citadel's software products provide the flexibility and scalability that security administrators are demanding for managing security policies within their computing environments. These security policies operate inside the firewall and are designed to secure computers against unauthorized configuration changes and software installations, which cause the majority of system vulnerabilities. Additionally, SecurePC provides hardening of system files that deliver the first line of defense against viruses, malicious code and unauthorized access or theft of confidential information. The products specifically enforce policies recently mandated by the Health Insurance Portability and Accountability Act (HIPAA) and Gramm-Leach-Bliley legislation, which impose strict new security and privacy requirements on the health care and financial industries, respectively. Citadel Technology Security Software clients include IBM Global Services, Washington Mutual Bank, Merrill Lynch, the U.S. Navy, and numerous health care, education and corporate clients.

In addition to its current product offerings, CT is also developing additional security products, including its new "Hercules" vulnerability remediation software, that it anticipates launching in the fourth quarter of 2001 with commercial sales beginning in the first quarter of 2002.

CT Holdings has developed technology-based companies and provided early stage ventures with a single source of management capital, as well as consulting on operations, marketing and strategic planning. The Company is currently reviewing strategic alternatives with respect to the addition of operating companies following the spinoff of the software business to its shareholders.

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

Liquidity

The Company has incurred recurring operating losses and has a working capital deficiency. The Company has used cash in operations of approximately $609,727 during the nine months ended September 30, 2001. The Company has a cash balance of approximately $12,352 at September 30, 2001 and current liabilities exceed current assets by approximately $3.6 million. As outlined below, these assets do not reflect the value that may be realized from our investments in Parago and River Logic. The Company has been and continues to be dependent upon outside financing to develop its software products, perform its business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements.

The Company expects to generate cash from the sale of the Company's software and will incur costs relating to such operations that may result in a cash deficiency. Following the spinoff of the Company's software business, revenues and expenses related to the software business will be recognized by the new entity. The Company will also continue to incur expenses relating to corporate overhead and activities related to managing the Company's investments and considering additional opportunities. The Company may require cash from financing activities to fund the deficits expected over the next year.

The Company's strategy of continuing to support and expand its business development activities, in addition to its software activities, requires the Company to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cashflow in the foreseeable future. Achieving positive cashflow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise additional capital to fund the plan through the remainder of 2001 and substantially greater funds if the Company expects to continue to acquire investments, if amounts become due to settle contingent liabilities, or if the Company is required to fund the balance of its participation in the Parago guaranty. CT was required to pay $692,740 to participate in the bridge loan guarantee related to its investment in Parago. These funds were obtained in part through the repayment of $365,017 owed to CT Holdings by its Chief Executive Officer and in part by an advance to the Company of $489,983 from the Chief Executive Officer. In addition, in the event Parago is unsuccessful in repaying the bridge loan by December 2001, CT Holdings would be required to advance up to an additional $1,406,472 to pay for its participation in the bridge loan guarantee participation described below under
Note 2 - Investment in Unconsolidated Subsidiary and Part II -- Item 5 - Other Information - Parago Bridge Financing. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. One of the Company's directors loaned $250,000 to the company in the third quarter. The loan bears interest at 8% and is payable on demand. While this may occur in the future there can be no assurance that such financing will be available or if available based on terms that the Company would be willing to accept.

Since 1999, we have made investments in two companies that we believe may provide liquidity to the Company in the long term. Our first investment in Parago we believe has been successful in that it has grown from the original $50,000 of equity provided by the Company and no revenue, to net revenue of approximately $7.6 million for the three months ended September 30, 2001 (unaudited). As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. We believe, however, that our Parago investment of 20,000,000 common shares, and warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares common stock at an exercise price of $0.01 per share, may ultimately provide an appropriate return. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan. Until we are able to create liquidity from the Company's investments through sale to a strategic investor, an initial public offering or some other activity, or sufficient revenues from its operating activities, the Company will continue to require working capital to fund its own operating expenses.

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

BASIS OF PRESENTATION

The accompanying condensed financial statements of CT Holdings have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The condensed financial statements of CT Holdings as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, contain all adjustments necessary for the fair presentation of the financial position and results of operations for the interim period. These condensed financial statements should be read in conjunction with the Financial Statements and notes thereto included in CT Holdings' Form 10-KSB for the ten months ended December 31, 2000. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year (see Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Factors). The condensed balance sheet as of December 31, 2000 has been derived from the Company's audited financial statements as of that date and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Principles of Accounting for Ownership Interests in Investees / Investment in Unconsolidated Affiliates

For the three and nine months ended September 30, 2001 and the year ended December 31, 2000, the ownership interests that the Company holds in Parago and River Logic have been accounted for under the equity method for Parago and the cost method for River Logic. The Company records its investments in equity-method and cost- method investees on its balance sheets as Investment in Unconsolidated Affiliates and its share of the equity-method investee's losses in Equity in Loss of Unconsolidated Affiliate. All significant intercompany accounts and transactions have been eliminated.

For the three and nine months ended September 30, 2001 and the year ended December 31, 2000, the Company's investment in Parago is presented under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. Under the equity method, when Parago sells its common stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. If the carrying value of the Company's net investment falls below zero, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized during the period the equity method was suspended of approximately $18.9 million (unaudited) are recovered by income or an increase in equity. In the quarter ended June 30, 2001, the Company participated in the Parago bridge loan guaranty and as a result was required under the equity method to recognize equity in losses equal to its participation of $692,739 and an additional $1,406,472 as a result of the participation in the bridge loan guarantee. The total equity in losses of unconsolidated affiliate of $2,099,211 recorded for the nine months ended September 30, 2001 reduces the amount of net losses not recognized during the periods the equity method was suspended. The Company continues to hold 20,000,000 shares of common stock of Parago at September 30, 2001, representing approximately 45% of Parago's outstanding common stock at September 30, 2001, as well as warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares of Parago common stock, acquired in connection with the guarantee participation. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan.

Because the Company owned less than 20% of the ownership interest in River Logic at September 30, 2001, the investment has been accounted for under the cost method of accounting, and the carrying value of the investment is recorded at the original acquisition costs. Under this method, the Company's share of the income or losses of River Logic is not included in the Company's statements of operations. The investment in unconsolidated affiliate at September 30, 2001 of approximately $3.1 million represents the investment in River Logic as the investment in Parago was reduced to zero as discussed above.

The Company periodically evaluates the investment in River Logic for impairment based upon the prospects of the entity and the value of the investment when compared to other investments in the entity from other unrelated parties. If these two factors indicate that an other than temporary impairment exists, then the Company will write down the value of the investment to its realizable value. However, no such indications were identified at September 30, 2001 and the investment in River Logic is stated at its original acquisition cost.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options. Diluted loss per common share includes the dilutive effect of options and warrants calculated using the treasury stock method, and, includes the effect of convertible preferred stock using the if-converted method. Stock options and warrants to purchase 11,947,000 shares of common stock have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. In addition, approximately 9,400 shares (based on the price per share for the Company's common stock on September 30, 2001), which would be issued upon the conversion of Series B preferred stock, have been excluded from the computation of loss per share.

NOTE 2. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Parago Investment

In the quarter ending May 31, 1999, the Company accounted for its investment in Parago under the consolidation method. Through subsequent sale and distribution by Parago of shares of its common stock, the Company's ownership was reduced below 50% beginning in July 1999. As a result, beginning July 1999, the Company began accounting for its remaining investment in Parago under the equity method of accounting. Prior to these events, the operating results of Parago were consolidated in the Company's consolidated financial statements. At September 30, 2001, the Company owns 20,000,000 of Parago's outstanding shares of common stock, and warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares of Parago common stock. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan. The Company believes that any additional financing by Parago in the current market environment will materially dilute the equity ownership interest held by the Company.

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

The following is the unaudited condensed financial information of Parago at September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000.

  SUMMARIZED BALANCE SHEET    SEPTEMBER 30, 2001  DECEMBER 31, 2000

  Current assets                     $27,476,521        $29,369,901
  Noncurrent assets                   23,316,748         27,988,337
                                     -----------        -----------

   Total assets                      $50,793,269        $57,358,238
                                     ===========        ===========

  Current liabilities                $37,006,116        $31,002,400
  Long-term debt and capital
   lease obligations                   2,231,065          3,490,910
                                     -----------        -----------
   Total liabilities                  39,237,181         34,493,310
                                     -----------        -----------
  Redeemable common stock                     --          2,000,000
  Shareholders' equity                11,556,088         20,864,928
                                     -----------        -----------
                                     $50,793,269        $57,358,238
                                     ===========        ===========



SUMMARIZED STATEMENT        THREE MONTHS ENDED   NINE MONTHS ENDED
 OF OPERATIONS            SEPTEMBER 30, 2001       SEPTEMBER 30, 2001
---------------------------------------------------------------------
  Revenues                         $ 7,640,087        $ 19,767,098
  Cost of revenues                   1,940,765           5,833,477
  Operating expenses                10,391,710          32,403,974
  Loss on sale of assets               (12,498)               2005
  Operating loss EBITDA               (368,634)         (5,480,727)
  Net loss                          (4,612,180)        (15,280,620)

Parago has incurred recurring operating losses and has a working capital deficiency. Parago had a net operating loss, before interest, taxes, depreciation and amortization, of approximately $368,634 and $5.5 million during the three and nine months ended September 30, 2001, respectively, and a working capital deficiency of $11.5 million as of September 30, 2001. Consequently, Parago is seeking to raise additional capital to repay the bridge loan described below and to execute its business plans. The Parago financial information does not include any adjustments that might result from the outcome of this uncertainty regarding Parago's liquidity and capital resources.

In May 2001, Parago obtained a Term Loan from Comerica Bank--Texas (Comerica) in the principal amount of $8.0 million. The funds derived from the Term Loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. Parago intends to repay the Term Loan with proceeds from a contemplated sale of shares of a new series of preferred stock, the terms of which have not yet been established (the Series E Stock). As a condition to the extension of the Term Loan, Comerica required a guarantee of Parago's obligations under the Term Loan from certain affiliates of TH Lee.Putnam Internet Partners, L.P. (collectively, TH Lee), which own shares of Parago's Series C Convertible Preferred Stock (Series C Stock) and Series D Convertible Preferred Stock (Series D Stock), common stock and certain warrants.

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

Parago securityholders (including CT Holdings) who met the required suitability criteria were offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest. In the event that TH Lee is required to pay all or a portion of the Term Loan under the Guaranty, those offerees who have participated in the offering and pay their pro rata portion of the Guaranty when it is due will maintain their percentage equity ownership in Parago, while those offerees who do not participate in the offering, and those participants who fail to make their Guaranty payments when due, will be substantially diluted. If offerees holding a significant portion of Parago's current equity ownership fail to make their Guaranty payments when due, if they become due, then TH Lee may gain a controlling interest in Parago as a result of the transactions. See Risk Factors--The issuance of the securities will result in dilution of existing Parago stockholders and possibly a change in control of Parago. The terms of the participation offering are described in greater detail under Part II--Item 5--Other Information--Parago Bridge Financing. CT Holdings has participated in this offering, although there can be no assurance that CT Holdings will be able to make the remaining guaranty payments when due, in the event Parago is unable to repay the bridge loan.

The Company has also agreed to convert shares of Parago common stock issued in connection with a 1999 acquisition by Parago into up to 500,000 of the Company's common shares at the option of the acquired entity's shareholders. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, the Company may be required at the option of such stockholders to issue up to 414,000 shares of the Company's common stock. In consideration of certain of its directors' funding of the Company's participation in the Parago bridge loan, the Company has agreed to permit the directors to exchange up to 5,000,000 Parago shares into up to 6,000,000 shares of the Company's common stock.

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

In connection with the investment in River Logic, the Company also made two $300,000 convertible bridge loans to River Logic. In April 2001, River Logic received a venture capital investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock, and the remainder was paid in cash in April, 2001. As a result of the transactions, the Company owns as of September 30, 2001 approximately 10% of the capital stock of River Logic.

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

NOTE 3. CONTINGENCIES

The plaintiffs in the previously disclosed lawsuit by Janssen Meyers Associates L.P. (JMA) refiled their lawsuit with the federal court, and we filed a motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court and the court granted our motion. In November 2001, the plaintiffs refiled the lawsuit in the state court and added a claim seeking to enforce the settlement term sheet described below in the Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. We intend to vigorously defend against this lawsuit and file a counterclaim. In July 2000, we entered into a settlement term sheet to resolve the disputes between us and Janssen-Meyers Associates L.P. (JMA), pursuant to which we and JMA tentatively agreed to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, we recorded approximately $1,912,500 as a nonrecurring charge related to the settlement of the litigation during 2000. However, the Company and JMA were unable to negotiate the final definitive settlement agreement. On March 27, 2001, the Court hearing the JMA lawsuit issued a Summary Order that denied JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. Given these recent events, including the dismissal of the lawsuit and the failure of the plaintiffs to refile a lawsuit for more than one year after the date of the dismissal, the Company has determined to reverse the nonrecurring charge that the Company had recorded related to the settlement of the lawsuit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop and market our Citadel Technology Security Software line of desktop and network security software, and we also have developed early stage companies, including Parago and River Logic. Our Citadel Technology software division develops and markets computer security and privacy software for one of the fastest growing segments today - security inside the firewall. Our products, Winshield SecurePC and NetOff, enable companies to enforce security policies from a single point of control across multiple operating systems and platforms. Citadel's software products, provide the flexibility and scalability that security administrators are demanding for managing security policies within their computing environments. These security policies operate inside the firewall and are designed to secure computers against unauthorized configuration changes and software installations, which cause the majority of system vulnerabilities. Additionally, SecurePC provides hardening of system files that deliver the first line of defense against viruses, malicious code and unauthorized access or theft of confidential information. The products specifically enforce policies recently mandated by the Health Insurance Portability and Accountability Act (HIPAA) and the Gramm-Leach-Bliley legislation, which impose strict new security and privacy requirements on the health care and financial industries, respectively. Our Citadel Technology clients include IBM Global Services, Washington Mutual Bank, Merrill Lynch, the U.S. Navy, and numerous health care, education and corporate clients.

In addition to its current product offerings, we are also developing additional security products, including our new "Hercules" vulnerability remediation software, that we anticipate launching in the fourth quarter of 2001 with commercial sales expected to commence in the first quarter of 2002.

Our Hercules software includes both real time network security vulnerability assessments and remediation capabilities for corporate and government environments, and we believe it is the only solution that will automatically identify and deploy the appropriate patches and fixes, repair the problem, and secure the environment.

This solution aggregates vulnerability information from key resources throughout the Internet and provides customers with real-time remediation updates, allowing system administrators and security officers to quickly select and deploy resolutions for the vulnerabilities that are found. We believe that the software will save significant IT labor and management resources that were previously needed to examine each computer and apply the necessary fix manually.

Along with those vulnerabilities introduced through external sources, major security exposures are also being introduced "inside the firewall" by users tampering with desktop configurations, downloading applications and accessing unauthorized applications and information.

Capabilities of the Hercules software include:

 . Allows the systems administrators and security officers to select and deploy resolutions for vulnerabilities automatically.

 . Automated system allows remediation to be scheduled during non-peak hours.

 . Provides full reporting on status of the deployment process.

 . Integrates with leading vulnerability scanning solutions.

 . Designed to run on Microsoft Windows 9x, ME, NT, 2000 and XP, with future support for Unix/Linux and wireless devices.

 . Supported by the Hercules Server, which coordinates the real-time receipt of updated vulnerability information from Citadel and provides a centralized repository for deploying selected vulnerability resolutions to the targeted host computers.

We announced in November 2001 our intention to spin off the shares of our Citadel Technology Security Software to our shareholders upon effectiveness of required Securities and Exchange Commission filings. We anticipate that we will file a Registration Statement on Form 10-SB with respect to the spin off transaction in the fourth quarter of 2001.

We also assist in the development of technology-based companies and we provide early stage ventures with management capital, as well as consulting on operations, marketing and strategic planning. In addition, we may pursue acquisitions of complementary companies that fit our business strategy. Our business model is designed to enable the companies with whom we partner to become market leaders in their industries. We believe that by focusing on technology companies, we are positioned to identify the latest trends and opportunities and attract promising companies and talent in this industry. We may also pursue business opportunities in markets other than technology for companies with compelling valuations and strong business models. Our strategy is to leverage the expertise of our management and affiliates and to capitalize upon opportunities to cross- pollinate the strongest qualities among the companies we assist. We believe that the anticipated growth in technology and e-commerce creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures.

OVERVIEW OF PARAGO SUBSIDIARY

We began our business development activities in January 1999 with the formation of Parago, Inc., an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides a suite of technology offerings (including PromoCenter, ValueRewards and KnowledgeCenter) designed to increase sales, reduce costs, and retain customers for retailers, manufacturers and service organizations. Parago's continuous customer interaction services include online promotional management (including online rebate processing), proactive email, online surveys, and customer data analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. Parago's preliminary unaudited results for the three months ended September 30, 2001 included revenues of approximately $7.6 million. Through June 2001, Parago had received approximately $81.3 million in private equity financing from venture capital investors including THLee.Putnam Internet Partners, Dain Rauscher Wessels Investors, Watershed Capital and Seaboard Ventures, as well as angel investors. CT Holdings continues to hold 20 million shares of Parago common stock, and warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares of Parago common stock. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan.

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

At September 30, 2001, we owned 20,000,000 shares of the common stock of Parago, representing less than 50% of the outstanding common stock of Parago, as well as warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares of Parago common stock. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan. As a result, we account for our ownership interest in Parago using the equity method of accounting. Since its inception, Parago has incurred net losses and now has a substantial accumulated deficit, which have had an impact upon and are reflected in our financial statements. For example, for the three and nine months ended September 30, 2001, we recorded an equity in loss of unconsolidated affiliate of $0 and $2,099,211, respectively, and for the nine months ended September 30, 2000, we recorded an equity in loss of unconsolidated affiliate of $4,553,047. In the quarter ended June 30, 2001, the Company participated in the Parago bridge loan guaranty described below and as a result was required under the equity method to recognize equity in losses equal to its participation of $692,739 and an additional $1,406,472 as a result of the participation in the bridge loan guaranty. The total equity in losses of unconsolidated affiliate of $2,099,211 recorded for the three months ended June 30, 2001 reduces the amount of net losses not recognized during the periods the equity method was suspended. In addition, in the event Parago is unsuccessful in repaying the bridge loan by December 2001, CT Holdings would be required to advance up to an additional $1,406,472 to pay for its participation in the bridge loan guarantee. We understand that Parago expects to incur net losses for the foreseeable future.

In May 2001, Parago obtained a Term Loan from Comerica Bank--Texas (Comerica) in the principal amount of $8,000,000. The funds derived from the Term Loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. Parago intends to repay the Term Loan with proceeds from a contemplated sale of shares of a new series of preferred stock, the terms of which have not yet been established (the Series E Stock). As a condition to the extension of the Term Loan, Comerica required a guarantee of Parago's obligations under the Term Loan from certain affiliates of TH Lee.Putnam Internet Partners, L.P. (collectively, TH Lee), which own shares of Parago's Series C Convertible Preferred Stock (Series C Stock) and Series D Convertible Preferred Stock (Series D Stock), common stock and warrants to purchase shares of common and Series A-3 Preferred Stock.

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

Parago and TH Lee also entered into a Participation Agreement, pursuant to which Parago securityholders (including CT Holdings) who met the required suitability criteria were offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest, by paying one third of their guaranty amount into escrow and agreeing to pay the remaining two thirds in December 2001 in the event Parago is unable to repay the bridge loan. In the event that TH Lee is required to pay all or a portion of the Term Loan under the Guaranty, those offerees who participate in the offering will maintain their percentage equity ownership in Parago upon the payment of their remaining two thirds guaranty payment, while those offerees who do not participate in the offering will be substantially diluted. If offerees holding a significant portion of Parago's current equity ownership fail to make their payments when due in December 2001 in the event Parago is unable to repay the bridge loan, then TH Lee may gain a controlling interest in Parago as a result of the transactions. See Risk Factors--The issuance of the securities will result in dilution of existing Parago stockholders and possibly a change in control of Parago. The terms of the participation offering are more fully described under Part II--Item 5-- Parago Bridge Financing. CT Holdings participated in this offering and may be required to advance additional funds in the event Parago is unable to repay the bridge loan. The warrants to purchase shares of Series A-3 Stock are immediately exercisable with respect to the warrants received by TH Lee and are exercisable upon the earlier to occur of the repayment of the bridge loan or the payment of all remaining guaranty amounts by the other participating stakeholders at $1.00 per share and the Series A-3 Stock to be acquired upon exercise is convertible into 11 million shares of Parago common stock.

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

In connection with the investment in River Logic, the Company also made two $300,000 convertible bridge loans to River Logic. In April 2001, River Logic received a strategic investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock, and River Logic repaid the $216,000 balance of these notes as of April 2001. As a result of the transactions, the Company owns as of September 30, 2001 approximately 10% of the capital stock of River Logic.

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

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, potential, or continue or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Investing in our common stock involves a high degree of risk. Any of the following risks could materially adversely affect our business, operating results and financial condition and could result in a complete loss of your investment.

In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company and its business. This disclosure is for the purpose of qualifying for the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. It contains factors that could cause results to differ materially from such forward-looking statements. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement.

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

GENERAL RISKS

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses and have a working capital deficiency. We have used cash in operations of approximately $609,727 during the nine months ended September 30, 2001. We have a cash balance of approximately $12,352 at September 30, 2001 and current liabilities exceed current assets by approximately $3.6 million. As outlined below, these assets do not reflect the value that may be realized from our investments in Parago and River Logic. We have been and continue to be dependent upon outside financing to develop our software products, perform our business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During the nine months ended September 30, 2001, substantially all of this financing has been provided by related parties.

We expect to generate cash from the sale of our software and will incur costs relating to such operations that may result in a cash deficiency. Following the spinoff of the Company's software business, revenues and expenses related to the software business will be recognized by the new entity. We will also continue to incur expenses relating to corporate overhead and activities related to managing our investments and considering additional opportunities.

Our strategy of continuing to support and expand our business development activities requires us to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cashflow in the foreseeable future. Achieving positive cashflow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We estimate we will need to raise additional capital to fund the plan through the remainder of 2001 and substantially greater funds if we expect to continue to acquire investments, if amounts become due to settle contingent liabilities, or we are required to fund the remaining $1.4 million of our Parago guaranty. Historically, we have obtained any short-term bridge funding from our Chief Executive Officer or Directors. In order to participate in the bridge loan guaranty participation offering by Parago, we received $365,017 from our CEO as repayment of indebtedness and an advance from our CEO of $489,983. One of the Company's directors loaned $250,000 to the Company in the third quarter. The loan bears interest at 8% and is payable on demand. While this may occur in the future there can be no assurance that such financing will be available, or if available on terms that we would be willing to accept.

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

RISKS RELATED TO OUR CITADEL TECHNOLOGY BUSINESS

WE MAY NOT BE ABLE TO EFFECT THE DISTRIBUTION OF CITADEL TECHNOLOGY SECURITY SOFTWARE SHARES.

We previously announced that we intend to distribute shares of Citadel Technology Security Software common stock to our shareholders upon compliance with the Securities and Exchange Commission (SEC) requirements applicable in connection with the proposed distribution. If there are problems associated with compliance with SEC requirements or state law, then the distribution of Citadel Technology Security Software shares may be delayed or may not occur. There can be no assurance that we will complete the distribution on the proposed terms or at all. We anticipate that we will file a Registration Statement on Form 10-SB with resect to the proposed spin-off in the fourth quarter of 2001.

FOLLOWING THE SPINOFF OF OUR CITADEL TECHNOLOGY SOFTWARE BUSINESS, WE WILL NOT HAVE ACCESS TO REVENUES FROM THE SOFTWARE BUSINESS AND WILL BE DEPENDENT ON OUTSIDE SOURCES OF FUNDS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO ACQUIRE AN OPERATING ENTITY.

If we are successful in completing our previously announced distribution of all of the shares of Citadel Technology Security Software common stock to our shareholders, we will no longer have access to the revenues of the Citadel Technology business to fund our operations. Our investments in Parago and River Logic do not currently provide us with operating funds. While we intend to acquire an operating business in connection with or following the spin off, there can be no assurances that we will be successful, and we may be dependent on outside sources of funds. Any failure to obtain such funds would have a material adverse effect on our business and results of operations, and shareholders may suffer material dilution in connection with any such financings, if available.


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

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. However, we do not employ technology to prevent copying of our products. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. We do not have any patents or statutory copyrights on any of our proprietary technology that we believe to be material to our future success, although Parago has filed a provisional patent application with respect to some of its business applications and intellectual property rights. In selling our products, we rely primarily on shrink wrap licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees will provide meaningful protection of our proprietary information, in the event of any unauthorized use or disclosure thereof. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

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

RISKS RELATED TO OUR INTERNET SUBSIDIARY, PARAGO, INC.

The following are some risks related to the business of Parago, Inc., our Internet subsidiary, and should be considered in addition to the other risk factors described in this Report. Any of these factors could have a material adverse effect on us, as we owned 20,000,000 of the outstanding shares of common stock, and warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock, convertible into 2,887,490 shares of common stock, of Parago at September 30, 2001. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan.

THE ISSUANCE OF THE GUARANTY SECURITIES CONTEMPLATED BY PARAGO WILL RESULT IN DILUTION OF EXISTING PARAGO STOCKHOLDERS INCLUDING CT HOLDINGS AND POSSIBLY A CHANGE IN CONTROL OF PARAGO.

Offerees who do not participate in the Guaranty described in Part II, Item 5 -- Other Information--Parago Bridge Financing will experience dilution of their ownership interest in Parago as a result of the grant of 110,000 warrants to purchase Series A-3 Stock, convertible into 11,000,000 shares of Parago common stock, to TH Lee and the participating offerees. Non-participating offerees, and participants who fail to pay the remaining two thirds of their guaranty payment if it is required in the event that Parago is unable to repay the bridge loan, will experience further substantial dilution upon the issuance of Series A-1 Stock and Series A-2 Stock, which will occur if repayment of the Term Loan under the Guaranty is required. Additionally, TH Lee will receive that portion of the Warrants, Series A-1 Stock and Series A-2 Stock to which current Parago securityholders who do not satisfy the criteria to, or choose not to, participate in the offering or do not perform all of their obligations under the Participation Agreement are entitled. Hence, TH Lee's percentage ownership of Parago will increase as a result of the transactions, and if a substantial portion of offerees do not participate or participating offerees do not perform their obligations, then TH Lee may gain a controlling interest in Parago as a result of the transactions. CT Holdings may suffer dilution with respect to its holdings in Parago. CT Holdings has participated in the proposed transactions by making its one-third escrow payment but may be required to advance additional funds of up to $1,406,472 in order to maintain its equity interest.

In addition, in the event Parago is successful in its proposed private placement of Series E Stock, its current shareholders, including CT Holdings, will suffer material dilution. Any material change in the conversion price of the Series D Stock issued to TH Lee and Watershed , or the issuance of the Series E Stock at a low valuation, would result in material dilution to the holders of Parago's securities, including CT Holdings, and could possibly result in change in control of Parago.

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

CT Holdings currently owns only shares of Parago common stock and warrants to purchase shares of Series A-3 Preferred Stock, so in the event that a payment is made under the Guaranty, CT Holdings will receive shares of Series A-2 Stock rather then Series A-1 Stock. The Series A-1 Stock and Series A-2 Stock are similar, except that the Series A-2 Stock will have a liquidation preference junior to that of the Series A-1 Stock and all currently existing series of preferred stock, but pari passu with that of the Series A-3 Stock. This means that in the event of a liquidation, dissolution or winding up of Parago (which is also defined to include a merger, acquisition, sale, consolidation or other form of corporate reorganization of Parago in which Parago's stockholders prior to such event do not own 50% of the voting interest in Parago following such event), then the holders of Parago's Series A-1 Stock and the other existing series of preferred stock of Parago shall be entitled to receive all payments and distributions up to the respective liquidation preferences (defined as their issue prices) of their shares of preferred stock prior to and in preference to any payment or distribution being made to holders of the Series A-2 Stock or Series A-3 Stock, including CT Holdings. As of September 30, 2001, this senior priority liquidation preference amounted to approximately $51.5 million. In addition, the Series E Stock, if any is issued, would have a senior liquidation preference to the Series A-2 Stock and Series A- 3 Stock. As a consequence, where limited assets remain following a liquidation event (including reorganization events), holders of Parago's Common Stock, Series A-2 Stock and Series A-3 Stock, including CT Holdings, may receive little or no payment or distribution for their shares.

TO CONTINUE ITS OPERATIONS AND BUSINESS, PARAGO MUST RAISE ADDITIONAL FINANCING.

Even if Parago successfully completes a round of financing of its Series E Stock, Parago may need to raise additional funds in the future. Further, if Parago fails to complete the Series E round and TH Lee and the participating offerees are called upon to repay the Term Loan, it is highly likely that Parago will require further additional funds in order to continue operations. In addition, Parago has a $1.5 million term loan from Comerica (the Previous Loan) that requires Parago to meet certain financial covenants. Among other things, these financial covenants require Parago to raise at least $6.5 million in its proposed private placement of Series E Stock, prior to August 31, 2001, or to maintain cash in the amount of the outstanding balance under the Previous Loan as cash collateral. Accordingly, if Parago is unable to complete its Series E Stock private placement prior to December 15, 2001, Parago may be required to use a portion of the Term Loan as cash collateral for the Previous Loan and the proceeds of the Term Loan would not be sufficient to fund Parago's operations until it generates positive cashflow, and Parago would be required to raise additional funds to continue its operations. There can be no assurance that Parago will be able to obtain additional financing on favorable terms, if at all. If Parago cannot raise funds on acceptable terms, if and when needed, its business will suffer and could be discontinued.

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

THERE CAN BE NO ASSURANCE THAT PARAGO WILL COMPLETE AN INITIAL PUBLIC OFFERING.

There can be no assurance that Parago will complete an initial public offering. The delay or complete abandonment of the contemplated initial public offering could have a material adverse effect on our stock price due to our substantial equity interest in Parago. You cannot be assured that the initial public offering will occur in the near future or ever at all. In addition, we have agreed to convert the shares of Parago common stock issued in connection with the acquisition of 2-Lane Media by Parago into up to 500,000 of our shares at the option of the 2-Lane Media shareholders. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) at the option of such stockholders. These provisions could have the effect of diluting our stockholders if the market price for our stock is above that price at the time of conversion. In consideration of certain of its directors' funding of the Company's participation in the Parago bridge loan, the Company has agreed to permit the directors to exchange up to 5,000,000 Parago shares into up to 6,000,000 shares of the Company's common stock.

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

PARAGO HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

Parago had a net loss of approximately $4.6 million (unaudited) for the three months ended September 30, 2001 and an accumulated deficit of approximately $85 million (unaudited) at September 30, 2001. Parago anticipates that its operating expenses will continue at least their current levels for the foreseeable future. In addition, because its expense levels are based, in part, on expectations of its future revenues, any decline in its revenues below its expectations would have a material adverse impact on its operating results and cash flow. Accordingly, Parago expects to incur additional losses for the foreseeable future. If its revenues do not grow as Parago anticipates, Parago may never be profitable.

PARAGO AND OUR COMPANY, CT HOLDINGS, COULD FACE POTENTIAL CONFLICTS OF INTERESTS RELATING TO EACH OTHER.

Because of Parago's relationship with us, and because we owned 20,000,000 of its outstanding shares of common stock at September 30, 2001, and because of our interlocking directors and officers, who collectively owned 16.7% of Parago's outstanding shares of common stock as of September 30, 2001, Parago and we are likely to face potential conflicts of interest relating to each other.

Executives, employees and consultants associated with us assisted in the development of Parago's business model. Steven B. Solomon, our CEO and President, was the founder, Chairman and CEO of Parago during its formative stages. In addition, Lawrence Lacerte and Steven B. Solomon serve as directors of both Parago and CT Holdings.

Some of Parago's executive officers, key employees and directors also beneficially own, or hold options or warrants to purchase, approximately 30.4% of our outstanding common stock as of September 30, 2001. Steven B. Solomon owned approximately 10.0% of our common stock as of September 30, 2001.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES

During the quarter ended September 30, 2001, the Company had net sales of $141,028, a decrease of $59,586 or 29.7%, from net sales of $200,614 during the quarter ended September 30, 2000. For the nine months ended September 30, 2001, the Company had net sales of $322,447, a decrease of $125,703 or 28.0%, over net sales of $448,150 during the nine months ended September 30, 2000. We attribute the decrease in our software product revenues for the quarter and nine months ended September 30, 2001 to our redesign and relaunch of our software products for new markets created by the current marketplace, including the Health Insurance Portability and Accountability Act (HIPAA) and the Gramm-Leach-Bliley regulations relating to security and privacy requirements in the health care and finance industries.

COST OF SALES, EXCLUDING DEPRECIATION AND AMORTIZATION

The costs and expenses incurred in connection with producing the Company's products were $20,043 during the quarter ended September 30, 2001, a increase of $17,727 or 88.4%, from cost of sales of $2,316 for the same period last year. For the nine months ended September 30, 2001, cost of sales were $22,500, a increase of $10,234 or 45.5%, over cost of sales of $12,266 for the nine months ended September 30, 2000. The decrease in our cost of sales can be attributed to the overall decrease in revenues due to our shift in focus to new product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 2001 were $491,102 as compared to $458,378 for the quarter ended September 30, 2000, or an increase of $32,724 or 6.6%. For the nine months ended September 30, 2001, selling, general and administrative expenses decreased $968,489 or 37.2% to $1,631,867 for the nine month period ended September 30, 2001 as compared to $2,600,356 for the same period in the prior year. The increase in our selling, general and administrative expenses for the quarter ended September 30, 2001 resulted primarily from an increase in headcount as a result of our expanded efforts with respect to sales of Citadel software. We expect that these expenses will increase in future periods as we commence sales through distribution channels and strategic alliances, and we add additional headcount.

RESEARCH AND DEVELOPMENT EXPENSE

For the nine month period ended September 30, 2001, research and development costs charged to expense were $0 as compared to $238,760 for the same period last year, or a decrease of $238,760, or 100%. The decrease in costs for the three months ended September 30, 2001 related primarily to the reduction of development work on products due to decreases in headcount. We anticipate that these costs will increase as we increase our headcount in future periods as we continue our software development.

REVERSAL OF ACCRUAL FOR LEGAL SETTLEMENT

Operating income and expense for the quarter and nine month period ended September 30, 2001 included income of $0 and $1,912,000, respectively, related to the reversal of an accrual for a proposed litigation settlement described below. Operating income and expense for the quarter and nine month period ended September 30, 2000 included expense of $0 and $1,912,000, respectively, related to the accrual for a proposed legal settlement.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense decreased $114,595, or 42.6%, to $154,740 for the quarter ended September 30, 2001 from $269,335 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, depreciation and amortization expense was $574,105 compared to $883,420 for the same period in prior year, or a decrease of $309,315, or 35.01%. The decrease in depreciation and amortization is primarily due to the decrease in the Company's depreciable asset base. This decrease in assets is due to the company not acquiring any new property and equipment over the last 22 months, not developing any new software products over the last 15 months, and writing off approximately $856,000 of unrecoverable capitalized software costs over the last 18 months.

OTHER INCOME (EXPENSE)

Interest expense for the three and nine month periods ended September 30, 2001 were $23,694 and $15,815, respectively as compared to $352 and $39,358 for the same periods in the prior year. This decrease in expense resulted primarily from having less interest bearing debt during these periods than we did in the same periods last year. Equity in loss of unconsolidated affiliate was $2,099,211 for the three and nine months ended September 30, 2001 as compared to $105,734 and $4,658,781 for the same periods in the prior year. The significant increase in the equity in loss of unconsolidated affiliate is due the Company applying the equity method to the amount invested in the participation of the guarantee due to our share of Parago's accumulated losses being less than the carrying value of our investment in Parago. For further discussion of our application of the equity method see Note 1 in the financial statements. We expect that these losses would continue to be significant for at least the foreseeable future as Parago continues to develop its business services.

Interest income of $3,250 during the quarter ended September 30, 2001 primarily represents interest income earned on notes receivable from River Logic and PerClick during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at September 30, 2001 were $12,352.

The net cash used in operations of $609,727 for the nine months ended September 30, 2001 is principally a result of the net loss of $2,002,258, and the reversal of the accrual for legal settlement of $1,912,500, partially offset by non-cash charges including $574,105 of depreciation and amortization and the equity in loss of unconsolidated affiliate of $2,099,211 and the increase in account payable and accrued expenses. The net cash used in operations of $401,368 for the nine months ended September 30, 2000 is principally a result of the net loss of $10,500,238, partially offset by non-cash charges including $4,658,781 associated with equity in losses of unconsolidated affiliate, $883,420 of depreciation and amortization and other non-cash charges totaling $625,336.

Cash flows used by investing activities was $40,919 for the nine months ended September 30, 2001, as compared to cash used in investing activities of $600,000 for the nine months ended September 30, 2000. The change in investing activities is primarily due to the Company not investing as much cash in unconsolidated subsidiaries in the nine months ended September 30, 2001. Cash flows provided by financing activities were $641,351 for the nine months ended September 30, 2001, primarily resulting from funds borrowed from the Company's CEO and other related parties as compared to cash provided by financing activities of $5,760,928 for the nine months ended September 30, 2000 primarily resulting from sales of the Company's common stock.

As a result of the aforementioned factors, cash and cash equivalents decreased by $9,295 for the nine months ended September 30, 2001, versus an increase of $1,296,943 for the same period last year.

The Company has incurred recurring operating losses and has a working capital deficiency. The Company has used cash in operations of approximately $609,727 during the quarter nine months ended September 30, 2001. The Company had a cash balance of approximately $12,352 at September 30, 2001 and current liabilities exceed current assets by approximately $3.6 million. As outlined below, these assets do not reflect the value that we believe may be realized from our investments in Parago and River Logic. The Company has been and continues to be dependent upon outside financing to develop its software products, perform its business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During the three months ended September 30, 2001, substantially all of this financing has been provided by related parties.

The Company expects to generate cash from the sale of the Company's software and will incur costs relating to such operations that may result in a cash deficiency. Following the spinoff of the Company's software business, revenues and expenses related to the software business will be recognized by the new entity. The Company will also continue to incur expenses relating to corporate overhead and activities related to managing the Company's investments and considering additional opportunities. The Company may require cash from financing activities to fund the deficits expected over the next year, as well as the remaining payments under the Parago guaranty participation, if Parago is unable to repay the bridge loan when due.

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

Since the development of our new focus on businesses development activities we have made investments in two companies that we believe may provide liquidity to the Company in the long term. Our first investment in Parago we believe has been successful in that it has grown from the original $50,000 of equity provided by the Company and no revenue, to net revenue of approximately $7.6 million for the three months ended September 30, 2001 (unaudited). As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. We believe, however, that our investment of 20,000,000 common shares and warrants to purchase 28,874.90 shares of Series A-3 Preferred Stock of Parago, convertible into 2,887,490 shares of Parago common stock, may ultimately provide an appropriate return. These warrants only become exercisable in the event the Company fulfills all of its obligations under the Participation Agreement or Parago repays the bridge loan. Until we are able to create liquidity from the company's investments through sale to a strategic investor, an initial public offering or some other activity, the Company will continue to require working capital to fund its own operating expenses.

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

CONTINGENT LIABILITY

The plaintiffs in the previously disclosed lawsuit by Janssen Meyers Associates L.P. (JMA) refiled their lawsuit with the federal court, and we filed a motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court and the court granted our motion. In November 2001, the plaintiffs refiled the lawsuit in the state court and added a claim seeking to enforce the settlement term sheet described below in the Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. We intend to vigorously defend against this lawsuit and file a counterclaim. In July 2000, we entered into a settlement term sheet to resolve the disputes between us and Janssen-Meyers Associates L.P. (JMA), pursuant to which we and JMA tentatively agreed to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, we recorded approximately $1,912,500 as a nonrecurring charge related to the settlement of the litigation during 2000. However, the Company and JMA were unable to negotiate the final definitive settlement agreement. On March 27, 2001, the Court hearing the JMA lawsuit issued a Summary Order that denied JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. Given these recent events, including the dismissal of the lawsuit and the failure of the plaintiffs to refile a lawsuit for more than one year after the date of the dismissal, the Company has determined to reverse the nonrecurring charge that the Company had recorded related to the settlement of the lawsuit.

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

The plaintiffs in the previously disclosed lawsuit by Janssen Meyers Associates L.P. (JMA) refiled their lawsuit with the federal court, and we filed a motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court and the court granted our motion. In November 2001, the plaintiffs refiled the lawsuit in the state court and added a claim seeking to enforce the settlement term sheet described below in the Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. We intend to vigorously defend against this lawsuit and file a counterclaim. In July 2000, we entered into a settlement term sheet to resolve the disputes between us and Janssen-Meyers Associates L.P. (JMA), pursuant to which we and JMA tentatively agreed to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, we recorded approximately $1,912,500 as a nonrecurring charge related to the settlement of the litigation during 2000. However, the Company and JMA were unable to negotiate the final definitive settlement agreement. On March 27, 2001, the Court hearing the JMA lawsuit issued a Summary Order that denied JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. Given these recent events, including the dismissal of the lawsuit and the failure of the plaintiffs to refile a lawsuit for more than one year after the date of the dismissal, the Company has determined to reverse the nonrecurring charge that the Company had recorded related to the settlement of the lawsuit.

At this time, the Company is unable to predict the ultimate outcome of some of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any. The Company has, when appropriate, recorded its current estimate of the amounts necessary to settle the litigation.

ITEM 5. OTHER INFORMATION

Changes in Certifying Accountant

On October 30, 2001, the Audit Committee of the Company's Board of Directors determined to dismiss the Company's current independent public accountants, Ernst & Young LLP ("Ernst & Young LLP"), and engage a new accounting firm for fiscal year 2001. This decision was made as a result of the Company's changes in its business model and the Company's focus on operating efficiencies and reductions in cost. The Audit Committee has determined that the engagement of a different firm as the Company's independent public accountants would be in the best interests of the Company at this time.

The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for the addition of an explanatory paragraph regarding the Company's ability to continue as a going concern. In connection with the audits of the Company's financial statements for each of the two fiscal periods ended December 31, 2000 and February 28, 2000 and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The Company filed a Current Report on Form 8-K on November 6, 2001 including a letter from Ernst & Young LLP to the effect that it agreed with the above statements.

On November 14, 2001, the Audit Committee of our Board of Directors determined to engage King Griffin & Adamson P.C. (KGA) as our independent public accountants for fiscal year 2001.

We have been advised by KGA that neither the firm nor any of its associates has any material relationship with us or any affiliate of ours. During our two most recent fiscal years and the subsequent interim periods prior to engaging KGA, we have has not consulted KGA regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, for which advice was provided that KGA concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Regulation S-K Item 304) or a reportable event (as described in paragraph (a)(1)(v) of Regulation S-K, Item 304).

We filed a Current Report on Form 8-K on November 19, 2001 related to the engagement of KGA as its independent public accountants for fiscal year 2001.

Parago Bridge Financing

In May 2001, Parago obtained a Term Loan from Comerica Bank--Texas (Comerica) in the principal amount of $8,000,000. The funds derived from the Term Loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. Parago intends to repay the Term Loan with proceeds from a contemplated sale of shares of a new series of preferred stock, the terms of which have not yet been established (the Series E Stock). As a condition to the extension of the Term Loan, Comerica required a guarantee of Parago's obligations under the Term Loan from certain affiliates of TH Lee.Putnam Internet Partners, L.P. (collectively, TH Lee), which own shares of Parago's Series C Convertible Preferred Stock (Series C Stock) and Series D Convertible Preferred Stock (Series D Stock), common stock and certain warrants.

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

Parago reached a further understanding with TH Lee pursuant to which Parago securityholders (including CT Holdings) who met the required suitability criteria were offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest. In the event that TH Lee is required to pay all or a portion of the Term Loan under the Guaranty, those offerees who participate in the offering and perform all of their obligations under the Participation Agreement will maintain their percentage equity ownership in Parago, while those offerees who do not participate in the offering or do not perform all of their obligations under the Participation Agreement will be substantially diluted by approximately 90%. If offerees holding a significant portion of Parago's current equity ownership elect not to participate in the offering or fail to fully perform their obligations under the Participation Agreement, then TH Lee may gain a controlling interest in Parago as a result of the transactions. See Risk Factors--The issuance of the securities will result in dilution of existing Parago stockholders and possibly a change in control of Parago. CT Holdings participated in this participation offering and was required to pay $692,740, although there can be no assurance that CT Holdings will be able to fully perform its remaining payment obligations, including the payment of up to approximately $1,406,472 in the event Parago is unable to repay the bridge loan.

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

Terms

The opportunity to participate in the Guaranty, as set forth in the Participation Agreement, was extended to Parago shareholders on the following terms:

1. Participation in the Guaranty. Parago and TH Lee entered into a Participation Agreement to which offerees who on or before June 15, 2001 elected to participate were added, including CT Holdings. TH Lee will be liable for all obligations owed to Comerica under the Guaranty, while each participating offeree, including CT Holdings, will only be liable to Parago to the extent of its Pro Rata Percentage of all amounts paid by TH Lee under the Guaranty.

2. Pro Rata Calculations. A participating offeree's Pro Rata Percentage is determined based on a fraction, the numerator of which is the sum of the participating offeree's shares of Parago common stock and shares of Parago common stock into which any other shares of Parago preferred stock, Parago warrants or Parago options held by such offeree that would vest on or before December 31, 2001 are convertible or exercisable (Common Stock Equivalents), and the denominator of which is all outstanding shares of Parago common stock and all Common Stock Equivalents, in each case as of June 15, 2001. Because it was not expected that Parago's outstanding securities would change in any material respect before June 15, 2001, and as the Warrants to purchase shares of Series A-3 Stock were not issued until after June 15, 2001, they were not be included in making pro rata ownership calculations. In determining pro rata amounts for TH Lee for all calculations made under the Participation Agreement, TH Lee assumed not only its pro rata share based upon its current percentage ownership of Parago, but also the pro rata share of those of Parago securityholders who do not meet the criteria to participate in the Guaranty (because they do not meet the suitability criteria), as well as the pro rata share of those offerees who elected not to participate and those offerees who do not perform all of their obligations under the Participation Agreement.

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

6. Events Relating to Required Performance Under the Guaranty. In the event that TH Lee is required to repay any portion of the Term Loan pursuant to the Guaranty, Parago will issue to TH Lee a convertible promissory note (the Convertible Note) in a principal amount equal to such amount paid by TH Lee less the escrow funds contributed by participating offerees that are received by TH Lee pursuant to the terms of the Escrow Agreement. The Convertible Note will be convertible into shares of Series A-1 Stock and Series A-2 Stock on the basis indicated below. Immediately after TH Lee's payment under the Guaranty, and assuming the amount of that payment exceeds the escrow funds, Parago will send a notice to all participating offerees requiring that the participating offerees send their remaining Pro Rata Percentage portion of the amount in excess of the escrow balance to Parago by December 31, 2001, which amounts Parago will forward to TH Lee. These payments will be credited against the principal amount of the Convertible Note in order to accurately reflect the net amount TH Lee has expended in repaying the Term Loan pursuant to the Guaranty. In the event that a participating offeree fails to timely pay the balance of its Pro Rata Percentage due for amounts paid under the Guaranty, then the amounts it deposited into the escrow fund will be forfeited, the Warrants the offeree received will be cancelled, the offeree will not be entitled to receive any shares of Series A-1 Stock or Series A-2 Stock and may be subject to a collection action by Parago for the balance of its Pro Rata Percentage. In this case, all current equity holdings in Parago (including the shares held by CT Holdings) would be diluted to approximately one-tenth of the fully-diluted current percentage ownership that they currently represent. CT Holdings would be required to pay up to approximately $1.4 million in the event Parago is unable to repay the bridge loan.

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

                             X =  (A)      - A
                                 ---------
                                 (1-(.9B))


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

In some circumstances, an action or inaction by TH Lee could cause a default of the Term Loan. If this were to occur, then TH Lee is required to immediately pay the entire outstanding balance of the Term Loan, at which time Parago will effectively become indebted to TH Lee rather than to Comerica on similar but not identical terms (the TH Lee Debt). Parago would be entitled to prepay the TH Lee Debt at any time on or prior to December 15, 2001, the original maturity date of the Term Loan (the Original Maturity Date), in which event the escrowed funds (including accrued interest) would be released in full back to TH Lee and each participating offeree, the Warrants previously granted would become fully exercisable and no shares of Series A-1 Stock or Series A-2 Stock would be issued. If, however, the TH Lee Debt is not fully repaid by the Original Maturity Date, then the rights and obligations of all parties would operate in a fashion similar to the case where TH Lee had made a payment under the Guaranty at the time of maturity of the Term Loan, as more fully described in Paragraphs 6-8 above. In such circumstances, the TH Lee Debt, as evidenced by the Convertible Note, would be reduced by the amount of escrowed funds contributed by participating offerees and by the payment by participating offerees of the balance of their respective Pro Rata Percentages of the outstanding amount due under the Convertible Note. Following payment of the balance of their respective Pro Rata Percentage of the amounts due under the Convertible Note, participating offerees would receive shares of Series A-1 Stock or Series A-2 Stock, allocated in a manner similar to that set forth in Paragraph 7 above. In the event that a participating offeree fails to timely pay the balance of its Pro Rata Percentage of the outstanding amount due under the Convertible Note, then the amounts that the participating offeree deposited into the escrow fund will be forfeited, the Warrants that the participating offeree received will be cancelled, the offeree will not be entitled to receive any shares of Series A-1 Stock or Series A-2 Stock and the offeree may be subject to a collection action by Parago for the balance of its Pro Rata Percentage obligation. In this case, all current equity holdings (including those of the participating offerees who fail to perform timely their obligations to provide the additional funds) in Parago would be diluted to approximately ten percent (10%) of the fully-diluted current percentage ownership that they represent.

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

CT HOLDINGS, INC.
(REGISTRANT)

Date: November 19, 2001    By: /s/ STEVEN B. SOLOMON
                             -----------------------
                             Steven B. Solomon, President and Chief
                             Executive Officer (Duly Authorized Signatory and Principal Executive and Financial Officer)