Form 10KSB
period 2001-12-31
CT HOLDINGS INC
filed 2002-04-15
CIK 752789

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

           8750 N. CENTRAL EXPRESSWAY, SUITE 100, DALLAS, TEXAS 75231
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue from continuing operations for its most recent fiscal year $ 0


As of April 9, 2002 the last reported sale price of the Company's common stock was $ 0.295 per share. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $12,613,840 as of April 9, 2002.

As of April 9, 2002, there were 49,829,608 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format.  Yes [ ] No [X]

                                CT HOLDINGS, INC.
                                   FORM 10-KSB
                                  ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

                                Table of Contents

PART I

Item 1.  Description of Business                                               3

Item 2.  Description of Property                                              26

Item 3.  Legal Proceedings                                                    26

Item 4.  Submission of Matters to a Vote of Security Holders                  27

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             28

Item 6.  Management's Discussion and Analysis                                 29

Item 7.  Financial Statements                                                 35

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  35

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act           36

Item 10. Executive Compensation                                               38

Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                                       41

Item 12. Certain Relationships and Related Transactions                       43

Item 13. Exhibits and Reports on Form 8-K                                     45

This Annual Report on Form 10-KSB contains forward-looking statements that involve known and unknown risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. In this Report, the words anticipates, believes, expects, estimates, intends, future and similar expressions identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report under the heading Factors That May Affect Future Operating Results as well as those discussed elsewhere in this Report, and the risks discussed in our Securities and Exchange Commission filings.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF CT HOLDINGS

CT Holdings, Inc. was incorporated in Delaware in 1992 and previously operated under the name Citadel Technology Inc. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy over the years has led to the development, acquisition and operation of technology based businesses with strong business models and compelling valuations. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in early stage ventures well positioned for growth in their respective marketplaces. We will attempt to increase the value of each investee by providing management, marketing and financial expertise along with financial capital and then realize this new value through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

At December 31, 2001 the Company held investments in Citadel Security Software Inc. ("Citadel" or "Citadel Security Software"), Parago, Inc. ("Parago"), River Logic, Inc. ("River Logic"), and Encore Telecommunications, Inc. ("Encore"). An overview of each business is provided below. In November 2001 the Company announced the proposed spin-off of its Citadel Security Software subsidiary as a special dividend to shareholders of CT Holdings. Citadel filed a registration statement on Form 10-SB with the U. S. Securities and Exchange Commission ("SEC") with respect to the distribution of this dividend on January 11, 2002 and filed amendments to the Form 10-SB on March 8, 2002 and April 5, 2002 and became a separate reporting company under the Securities Exchange Act of 1934. (See "The Citadel Security Software Distribution" below.) The Distribution remains subject to the completion of the SEC's review of the Form 10-SB.

On January 30, 2002 we announced the signing of a letter of intent to acquire American Natural Technology Sciences ("ANTS"), a company engaged in the research and development of products in the agricultural and biological industries, including products that treat fire ant stings and control fire ant mounds. Although the letter of intent has expired the companies are continuing their due diligence process and may extend or renegotiate the terms of the letter of intent. (See "Pending Acquisition" below.)

The Citadel Security Software Distribution

In November 2001, CT Holdings' board of directors declared a pro rata distribution payable to the holders of outstanding CT Holdings common stock (the Distribution). In March 2002 and in April 2002 Citadel filed amendments to the registration statement on Form 10-SB with the SEC to register the securities that are proposed to be distributed as a result of the Distribution. The Distribution consists of one (1) share of Citadel common stock for every four
(4) shares of CT Holdings common stock (the Distribution Ratio) outstanding on the Record Date. After the Distribution, Citadel will be an independent company, with CT Holdings having no continuing ownership interest in Citadel. However some directors will be directors of both companies and some CT Holdings employees will transfer to Citadel. The Distribution is intended to be a tax-free distribution for U.S. federal tax purposes although neither we nor Citadel have requested or obtained opinions regarding the tax treatment of the Distribution. The Record Date and the Distribution Date will be set based on the timing of the effectiveness with the Securities and Exchange Commission. The Registration Statement filed by Citadel has additional important information regarding the Distribution.

On or before the Distribution Date, CT Holdings and Citadel will enter into a series of agreements including a distribution agreement, a transition services agreement, and a tax disaffiliation agreement which will provide for, among other things, the principal corporate transactions required to effect the Distribution, to provide for an orderly transition to the status of two independent companies and to define the continuing relationship between Citadel and CT Holdings after the Distribution.

The distribution agreement provides that on or prior to the Distribution Date, Citadel will have issued to CT Holdings a number of Citadel Shares equal to one fourth of the total number of shares of CT Holdings common stock outstanding on the Distribution Date (approximately 15,000,000 shares based on approximately 60,000,000 shares of CT Holdings common stock anticipated to be outstanding at the Distribution Date) plus an additional immaterial number of Citadel Shares to be distributed with respect to fractional shares that are rounded up. CT Holdings will effect the Distribution by delivering a certificate representing 100% of the Citadel Shares to the Distribution Agent. Citadel will assume, and will agree to indemnify CT Holdings against, all liabilities, litigation and claims, including related insurance costs, arising out of Citadel's businesses (including discontinued or sold security software business), and CT Holdings will retain, and will agree to indemnify Citadel against, all other liabilities, litigation and claims, including related insurance costs. The foregoing obligations will not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policy. For a two-year period beginning on the Distribution Date, except in limited circumstances, Citadel will not solicit or recruit any CT Holdings employee without CT Holdings' prior written consent, and, likewise, CT Holdings will not solicit or recruit any Citadel employee without Citadel's prior written consent. The distribution agreement will also provide that each of CT Holdings and Citadel shall be granted access to certain records and information in the possession of the other, and will require the retention by each of CT Holdings and Citadel for a period of six years following the Distribution Date of all such information in its possession.

On or before the Distribution Date Citadel will enter into a transition services agreement with CT Holdings. This agreement will provide that in return for a monthly service fee Citadel will provide CT Holdings with the services of Citadel's CEO, CFO and its finance and administration staff to provide such services as executive management of CT Holdings' business development and technology business incubator activities, information management technology, sharing of office space, financial accounting and reporting, tax compliance reporting, and other areas where CT Holdings may need transitional assistance and support. Initially, CT Holdings will pay Citadel a monthly service fee of $20,000, subject to adjustment on a quarterly basis. The management and administrative services agreement generally provides that each of Citadel and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement generally will extend for a one year term, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one year periods with fees to be renegotiated with each renewal. CT Holdings believes that the terms and conditions of the transition services agreement are as favorable to CT Holdings as those available from unrelated parties for a comparable arrangement.

In March 2002 Citadel entered into a three year lease agreement for office space and has relocated the office to 8750 N. Central Expressway, Suite 100, Dallas, Texas 75231. The initial monthly rental rate is approximately $9,740 and increaes to $17,243 starting in the seventeenth month of the lease term. The CEO of Citadel and CT Holdings has signed a personal guarantee related to the sublease. CT Holdings will share employees located in this space with Citadel and will pay for the space as part of a monthly administrative charge to CT Holdings.

On or before the Distribution Date, CT Holdings and Citadel will have entered into a tax disaffiliation agreement which sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. Under the tax disaffiliation agreement, Citadel will indemnify CT Holdings for all taxes and liabilities incurred as a result of Citadel's or an affiliate's post-Distribution action or omission contributing to an Internal Revenue Service determination that the Distribution was not tax-free. CT Holdings will indemnify Citadel for all taxes and liabilities incurred solely because CT Holdings or an affiliate's post-Distribution action or omission contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, CT Holdings and Citadel will indemnify each other against all taxes and liabilities pro rata based on relative values based on the closing market values of the respective company's common stock one day after the Distribution Date. Citadel will indemnify CT Holdings against any taxes resulting from any internal realignment undertaken to facilitate the Distribution on or before the Distribution Date.

On or before the Distribution Date, CT Holdings and Citadel will enter into the distribution agreement, which will provide for, among other things, the principal corporate transactions required to effect the Distribution and certain other agreements relating to the continuing relationship between Citadel and CT Holdings after the Distribution.

OVERVIEW OF CITADEL SECURITY SOFTWARE

At December 31, 2001 Citadel was a wholly owned subsidiary of CT Holdings. The company was formed in December 1996 as a Delaware corporation and since then, until the authorization of the Distribution by the CT Holdings' board of directors in November 2001, the management and employees of CT Holdings operated the security software business. Citadel will operate as a standalone company separate from CT Holdings following the completion of the Distribution. Citadel maintains a website at www.citadel.com

Citadel develops and markets computer security and privacy software in one of the fastest growing software industry segments today - security "inside the firewall." Citadel's software products, Hercules, Secure PC and NetOFF, are marketed through direct and indirect channels to customers in a wide range of industries, including healthcare, financial services, and government and education agencies. The products enable network security administrators to remediate vulnerabilities and enforce security policies from a single point of control across multiple operating systems and platforms and have been designed to secure system configurations, protect them from unauthorized changes and to remediate system vulnerabilities caused by changes in network or workstation configurations or the new installation or update of operating systems and applications software. In addition, Citadel's software products provide the flexibility and scalability that network security administrators are demanding for managing security policies within their computing environments. Furthermore, Citadel's products enable organizations to address and enforce the policies mandated by HIPAA and Gramm-Leach-Bliley legislation for the health care and financial industries. Citadel's customers include IBM Global Services, Washington Mutual, Merrill Lynch, the U.S. Navy and several large health care companies.

Citadel's Strategy

The core focus of the security software business, is forming strategic alliances with third parties, developing new applications of the technology, and executing new third party licensing or joint venture arrangements. An objective is to increase stockholder value by leveraging Citadel's position in segments of the financial, governmental and corporate markets into opportunities for additional revenues from licensing its software products and entering into strategic alliances to enhance revenues. Citadel intends to build upon its market reputation and leverage its installed customer base to offer related security software products, which generally have relatively high margins. More specifically, to achieve this objective Citadel intends to implement the following strategies:

     . DEVELOP NEW, HIGH-VALUE SECURITY SOFTWARE SOLUTIONS. Focus development on innovative, high-value software solutions that will complement existing products. Use Citadel's expertise in research, development and marketing, as well as existing relationships with members of the corporate community, to achieve market acceptance of these potential products. In March 2002 Hercules, a vulnerability remediation software product, was released for commercial availability.

     . ENTER INTO STRATEGIC ALLIANCES. Citadel seeks to enter into strategic alliances related to the marketing and licensing of its products. It entered into a master services agreement with SBC Services (a division of SBC Communications) pursuant to which products will be made available to SBC for distribution directly by SBC to its customers, and through SBC for joint revenue campaigns. We will seek to renew this agreement following its expiration on April 1, 2002. Citadel has also entered into a strategic alliance with EBSCO Information Services, one of the world's largest providers of subscription services, reference databases and online journals, to offer security and privacy software to EBSCO's client base in the library and business communities.

     . ENHANCE AND EXTEND PRODUCT OFFERINGS. Citadel seeks to establish itself as a market leader in particular segments of the security software market. Many of the products enjoy brand name recognition and established reputations. Citadel is committing increased resources within research and development to create product enhancements and next generation products that can strengthen market position. For example, next-generation and new lines of security software products are currently in the planning stage.

     . LEVERAGE SALES CHANNELS. Sales and marketing resources will be added to support the launch of Hercules and the growth in the licensing of Citadel's software products. Products will be marketed directly to those customers who benefit most from increased security, such as financial and health care companies and government agencies who are bound by industry specific legislation such as HIPAA and the Gramm-Leach-Bliley Act and those corporate customers that are focused on minimizing the costs of network vulnerability remediation. In addition, the business development team seeks to secure third party alliances to provide additional revenue opportunities to the direct sales force and increase awareness of Citadel's products through joint marketing, license and OEM relationships.

     . PURSUE VALUE-ADDED ACQUISITIONS. Citadel will seek to acquire and integrate businesses and new technologies that will complement its product lines, enhance competitiveness in the marketplace, be synergistic and enhance stockholder value.

Citadel Products

Hercules

Hercules was released for beta testing at several large organizations in December 2001 and was released for commercial availability in March 2002. In January 2002 Citadel filed a provisional patent application with respect to some of the business applications and intellectual property rights incorporated within the Hercules software program. Hercules is being positioned as Citadel's flagship product providing an automated remediation solution across an organization's computing environment for system vulnerabilities identified by scanning software and network administrators. It is believed to be the only solution currently available that automatically identifies and deploys the specified patches and fixes to repair system vulnerabilities from a central point of control, thus more efficiently strengthening the security of the organization's computing environment.

The Hercules software solution uses aggregated vulnerability information identified and published by key industry resources throughout the Internet and provides customers with real-time remediation updates. Security vulnerabilities are introduced to a computing environment from external sources accessed by systems administrators and users who alter desktop configurations or install new applications and inadvertently introduce security vulnerabilities inside the firewall. The Hercules product is designed to for use in conjunction with industry leading vulnerability scanning and assessment tools to automatically generate and deploy a remediation strategy based on the results of the vulnerability assessment. System administrators and security officers are in full control of the remediation process allowing them to selectively target systems and deploy resolutions of the identified vulnerabilities from a single point of control. It is believed that Hercules will save significant costs and time as IT management and personnel resources that were previously needed to examine each computer individually and then manually apply the specific fix may now apply the patch or fix to all computers in the network from one point of control. This reduces the risk of unnecessary security exposure due to lack of resources to eliminate vulnerabilities in a timely manner on each computer within the computing environment.

Capabilities of Hercules include:

     . Integrates with industry leading vulnerability scanning products to provide true coverage for vulnerability assessment and remediation.

     . Allows the systems administrators and security officers to selectively deploy resolutions of vulnerabilities across the computing environment from a single point of control.

     . Automated system allows remediation to be scheduled during non-peak hours.

     .    Provides full reporting on status of the deployment process.

     . Provides continuous monitoring of remediation process to ensure compliance after initial deployment.

     . Designed to run on Microsoft Windows NT, 2000 and XP, with future support for Unix and Linux variants.

     . Supported by the Hercules Server, which coordinates the real-time receipt of updated vulnerability information from Citadel and provides a centralized repository for deploying selected vulnerability resolutions to the targeted host computers.

Secure PC

Secure PC provides desktop security and access control for computers. Its advanced set of features allows users to apply security policies to users or groups of users within an organization. Secure PC provides a rich feature set that can prevent users from accidentally or deliberately changing configuration settings on their computer which may result in downtime, loss of data, or expose the computer or network to security vulnerabilities. Secure PC also provides hardening of system files that deliver the first line of defense against viruses, malicious code and unauthorized access or theft of confidential information. In addition, Secure PC can be configured to provide additional protection against viruses by protecting operating system files, application executable files and other system components that are typical targets of worms, Trojan horses or other malicious viruses. Secure PC provides desktop security and access control for computers running Microsoft Windows versions 95, 98, ME, NT, 2000 and XP. Its advanced set of features allows users to apply security policies to users or groups of users within an organization.

The product is licensed in two configurations. Secure PC Workstation is designed for home, educational or commercial non-networked computers. Secure PC Network is designed for environments with multiple computers connected to a Windows or Novell network. The network version of Secure PC has been designed to scale dynamically within network environments ranging from departmental local area networks (LANs) to global wide area network (WAN) capacity and includes tools that provide remote installation and configuration of the Secure PC client software.

Secure PC provides a rich feature set that can prevent users from accidentally or deliberately changing configuration settings on their computer that can result in downtime or loss of data, or expose the computer or network to security vulnerabilities. During 1999 and 2000 Secure PC was awarded several editorial awards including NT Security.Net's Ultimate Security Toolkit, WinMag.Com's WinList, and Curriculum Administrator Magazine's top 100.

NetOFF

NetOFF is designed to protect a network by shutting down unattended client personal computers (PCs) automatically after a specified period of inactivity. Network administrators may also use NetOFF to shut down PCs to enhance backup operations or assist with the distribution of new software and anti-viral updates. The product ensures an orderly shutdown by automatically closing all open files and applications on the PC and saving the information. The product ensures an orderly shutdown by automatically closing all open files and applications on the PC and saving the information. NetOFF is available for Windows NT and NetWare platforms and supports Windows 95, 98, ME, Windows NT, Windows 2000 and Windows XP. The benefits of NetOFF include:

     . Enhancing Overall Computer Security. Unattended desktop PCs subject the network and PC to a heightened risk of data theft. NetOFF protects confidential files and information by loading a screen blocker and logging off the unattended PCs, thus shutting off access to the data that resides on them and the networks they are connected to.

     . Increased Back-Up Reliability. To protect important information, almost every company employs a back-up system. The back-up system is a magnetic tape drive or other storage medium that periodically copies all of the data stored in the network. Should a data loss occur from a power failure, mechanical failure or other error, the lost information can be restored in a relatively short time, saving the company the time and effort necessary to attempt to reconstruct lost data and files. However, most back-up systems back up only closed files. If a computer is logged on during the backup process, data in open files can be corrupted or omitted from the back-up tape. NetOFF eliminates these problems by automatically logging off network client stations at a time pre-selected by the network administrator and closing those files that were left open.

     . Conserving Resources. Software license fees are often based on the number of actual users of the licensed product. Many companies pay excess license fees for programs that are left open on unattended computers. NetOFF helps customers reduce costs by logging off unattended PCs.

     . Regulatory Compliance. NetOFF's unique screen blocking and automated logoff features help organizations achieve and maintain HIPAA and Gramm-Leach-Bliley Act compliance. The Health Insurance Portability and Accountability Act of 1996 requires each organization that uses communications or networks to protect communications containing health information that are transmitted electronically over open networks so that they cannot be easily intercepted and interpreted by parties other than the intended recipient. The Gramm-Leach-Bliley Act imposes similar regulatory requirements on financial institutions.

     . Enhanced Software Distribution. Many electronic software distribution mechanisms rely on users logging on to the network to push the software updates to the computer. This process never occurs if machines are left logged in because the users never logoff the network. Some antivirus products rely upon this process of updating and can cause a security risk for the organization if virus signature databases or other software updates are not updated in a timely manner.

Product Development

Product development stresses the following standards in developing Citadel products:

     . Standards Compliance and Network Compatibility. The products comply with industry standards and are designed to be compatible with the leading operating systems, including Microsoft, Novell, Unix and Linux variants. To that end, the products are currently developed using industry standard tools such as XML, C++ and various platform dependent toolkits.

     . Ease of Use. The products are designed to function without extensive and continual user involvement. The aim is to simplify, not complicate, the user's work environment.

Citadel plans to capitalize on the existing security and network administration technology and in-house expertise in research, development and marketing to expand the current product offerings to address the growing market needs for security software solutions. In-house product development work remains the key component of bringing new Citadel product lines to market. Citadel's product development staff is currently designing the next-generation of the Company's products as well as new products. However, release schedules for the development and completion of high technology products are inherently difficult to predict, and accordingly there can be no assurance that target release and shipment dates for any of our products will be achieved when initially announced, or at all. In addition, to meet product demands Citadel may pursue a partnering strategy to develop or acquire new products.

Business Development

The Business Development team at Citadel has three primary functions.

     1. Negotiate and secure strategic alliances related to its security software products;
     2.   Manage OEM and reseller accounts; and
     3.   Provide qualified leads for the sales staff.

Strategic Alliances

The Citadel Business Development team is currently engaged in securing strategic alliances related to marketing and licensing Citadel's software products. As a result of the March 2002 release of Hercules, an automatic vulnerability remediation tool, Citadel is building relationships with companies that perform the systems scans that look for vulnerabilities within a network structure. Citadel is engaged in ongoing talks with some of the leading scanning software companies worldwide that perform this work. By entering into strategic alliances with these companies, Citadel will seek to obtain access to an installed customer base as well as new sales opportunities of their products combined with Citadel's remediation product.

Citadel recently announced an alliance with SecurityFocus, a provider of enterprise threat management systems. Hercules will use the library of vulnerabilities and malicious code information contained in the SecurityFocus Vulnerability Database as a source for developing remediations for those vulnerabilities.

In addition to the leading scanning software companies, Citadel is seeking to enter into relationships with some of the large accounting firms and information technology consultants, such as IBM Global Services and EDS. Each of these firms is engaged in security issues and the threats and vulnerabilities associated with networks. The process used by these firms and the time to implement these processes can be dramatically reduced by using Hercules as a remediation tool. Citadel is in the process of contacting these firms and arranging meetings to work with them in the same manner Citadel would work with the scanning companies.

Manage OEM and Reseller accounts

The Business Development team is managing existing and new OEM and reseller relationships. While the products are sold primarily on a direct basis, Citadel has agreements with five resellers that sell Secure PC and NetOFF. The Business Development team is actively engaged in providing the existing resellers with literature, pricing, and leads, and technical support. Citadel continues to look for new resellers that will serve as an extension of the sales team.

Sales Leads

Through alliances and marketing relationships, the Business Development team is looking for ways to increase the number of qualified leads that can be cultivated by the Citadel sales team. Forming strong third party alliances and marketing relationships can increase the number of resources available to sell Citadel products, and provide qualified customer leads for Citadel's inside sales staff while not significantly increasing the related costs of sales.

Sales, Marketing and Customer Support

Citadel markets and licenses the majority of its products by employing a direct selling model. As opportunity warrants, Citadel also works with a third party resellers to increase revenue opportunities.

Citadel's sales consultants are experienced in selling technology software and specialize by industry. This allows them to fully address the customer needs, trends, regulations and customer desires in order to meet customer security requirements "inside the firewall." Key industry verticals include: Healthcare, Finance & Insurance, Education and Government. In 2002 Citadel will add sales resources to address the needs of the large enterprise customers in the Fortune 2000. Within these verticals, current and prospective clients are segregated by number of employees focusing our most experienced sales consultants on the larger opportunities. In addition, the executive team brings a wealth of selling experience and is highly involved in the selling process. Citadel's customers include financial institutions, health care providers, cross-industry corporations, governmental agencies and educational institutions.

Marketing and partnering efforts are targeted to provide qualified leads. Lead generation sources include database mining of prospects and customers, partner database mining, opt-in email, events and conferences, and an updated Citadel web site. The web site allows software downloads and tracking as well as on-line order fulfillment. Citadel may also participate in partner events and regional seminars. All leads are entered and tracked utilizing a networked customer retention and quote management system.

Citadel believes that its direct selling model, coupled with targeted marketing activities and focused alliance efforts with vulnerability scanning providers and managed service providers, will empower Citadel to increase revenues from existing products and enable effective new product launches. These efforts will provide the opportunity for increased market penetration without requiring significant additional sales and marketing resources.

Competition

The security software industry is intensely competitive and rapidly changing. Citadel competes against large companies (such as Microsoft, Novell, Computer Associates, Network Associates, Symantec and others) that offer network and desktop PC security and administration software as a segment of their businesses. It also competes with a large number of small companies that offer security and administration software products for networks and desktop PCs as a portion of their product line. Some of these competitors offer products that address multiple aspects of network and desktop security and administration and management, while other competitors market products that provide narrow solutions. Many of Citadel's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base. Further, many competitors have established relationships with Citadel's customers and end users of its products. Citadel's competitors could, in the future, introduce products with more features and lower prices than current product offerings. These companies could also bundle existing or new products with other, more established products in order to compete with Citadel.

Customers And Product Licensing

Citadel licenses its software products to corporations, hospitals and other healthcare groups, government organizations, educational agencies and other entities that have a compelling need to reduce computing vulnerabilities and to manage security and privacy policies within their computing environments. The products are licensed for use on standalone computers, within a single network, or within a network of computers across single or multiple customer sites. The license agreement restricts the use of the software to a single computer or designated network or site(s) and generally prohibits the reproduction, transfer, reverse engineering and disclosure of the program code. Citadel's customers and alliances include SBC Communications, IBM Global Services, Washington Mutual Bank, Merrill Lynch, EBSCO Information Services, the U.S. Navy, and numerous health care, education and corporate clients. In December 2001, Citadel entered into a master services agreement with SBC Services (a division of SBC Communications), pursuant to which its products will be made available to SBC for distribution directly by SBC to its customers, and through SBC for joint revenue campaigns. This contract expires on April 1, 2002 and Citadel expects to renew this contract. Citadel has also recently entered into a strategic alliance with EBSCO Information Services, one of the world's leading providers of subscription services, reference databases and online journals, to offer its security and privacy software to EBSCO's client base in the library and business communities.

During the year ended December 31, 2001, revenue from Washington Mutual accounted for approximately 31% of Citadel's revenue. During the ten months ended December 31, 2000, no single customer accounted for more than 10% of Citadel's revenue. Citadel does not depend upon any one customer or group of customers for a significant source of recurring revenue. Citadel expects that in the future its customers will enter into annual renewal contracts for post sale customer support but no assurance is provided that this expectation will be met.

Intellectual Property Rights

Citadel's software and related product documentation are regarded as proprietary intellectual property. Citadel has been and will be dependent in part on its ability to protect this proprietary technology. A combination of laws covering copyrights, trademarks and trade secrets, as well as confidentiality agreements and other measures to establish and protect its rights in its proprietary technology are necessary to protect Citadel's intellectual property rights. Although Citadel has filed a provisional patent application with respect to some of its business applications and intellectual property rights related to the Hercules software, there are no patents or statutory copyrights on any of its proprietary technology which are believed to be material to Citadel's future success, and Citadel cannot be certain that others will not develop substantially equivalent or superseding proprietary technology. The provisional patent application requires that Citadel file one or more non-provisional patent applications within 12 months from the date of filing to specify the claims asserted for patent protection. Furthermore, there can be no assurance that any confidentiality agreements between employees and Citadel will provide meaningful protection of its proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

There can be no assurance that Citadel will not become the subject of claims of infringement with respect to intellectual property rights associated with its products. In addition, Citadel may initiate claims or litigation against third parties for infringement of its proprietary rights or to establish the validity of its proprietary rights. Any such claims could be time consuming and could result in costly litigation or lead Citadel to enter into royalty or licensing agreements rather than disputing the merits of such claims.

OVERVIEW OF PARAGO

CT Holdings formed Parago in 1999 and brought in private equity financing from venture capital investors in 2000. Parago's patent-pending technology platform and processes represent an innovative approach designed to improve the promotional marketing industry. Parago provides a range of Internet-based customer relationship management products, PromoCenter(SM), ValueRewards(SM) and KnowledgeCenter(SM), which are created to increase sales, reduce costs, enhance customer retention for its clients and improve loyalty. These products comprise Parago's Continuous Customer Interaction(SM) model, which helps retailers, manufacturers and service organizations reduce the cost of conducting promotions and drive incremental revenue by cross-selling and upselling new products and services. During the relationship management process, Parago captures fresh, accurate and usable transaction and buyer demographic data that can be used by its clients to improve their promotional marketing programs. Parago maintains a web site at www.parago.com.

Parago's Technology Approach to Promotional Management

Parago offers a technology platform that is designed to improve the promotional management industry by using the power of the Internet. Parago's customers include retailers, manufacturers or service providers who are looking for increased return on their marketing investment improved customer retention and operational efficiencies.

Current State of the Industry

Currently there is a substantial amount of dissatisfaction and ineffectiveness associated with marketing programs such as rebates and instant discounts. Many companies feel that these programs are a necessary evil required to maintain or increase their position in their competitive marketplaces. The evolution of the Internet as a purchasing channel has made promotional marketing even more necessary. Online customers have a much easier task when it comes to product and price comparisons. With many products viewed by consumers as interchangeable, price and/or promotional incentives are often deciding factors. Consequently, many companies offer incentive programs to influence the purchase decision.

One disadvantage of many traditional promotional programs is that they tend to condition customers to be price sensitive. Additionally, they often fail to address the retention of the customer: a company offers a promotion (rebate/discount), a customer accepts the offer and the interaction between the company and their customer ends after the check is sent or the discount received. These programs focus on acquiring customers rather than retaining them through enhanced continuous customer interaction. Customers may be satisfied with that particular experience, but there is no real reason for them to return unless companies continue to discount their product or service.

Parago's PromoCenter solution offers its business clients the opportunity to increase sales, strengthen brand loyalty and increase customer retention via a fully functional web-based promotion center, branded with the look and feel of the clients' own web sites and powered by Parago. To the customers of Parago's clients, the PromoCenter is a part of the clients' web sites, while behind the scenes, it is completely developed, maintained and serviced by Parago.

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

Reduced Promotion Costs: Every time a customer selects ValueRewards, the client's overall promotion cost is reduced. A higher value product and/or service are typically offered to the customer that bears a lower cost to the client.

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

The ideal Parago client is a company who is looking at promotions not just as a short-term selling tactic, but also as part of an overall Customer Relationship Management (CRM) solution. Parago helps clients integrate this lofty but critical discipline into their day-to-day business operations. Leveraging Parago's Continuous Customer Interaction technology platform may enable clients to increase sales, lower costs and enhance relationships with their customers.

At December 31, 2001 the Company holds 20,000 shares of Parago common stock and warrants to purchase 28.8749 shares of Series A preferred stock (convertible into 2,887 shares of common stock), after giving effect to 1 for 1000 reverse stock split in connection with Parago's Series E preferred stock offering in December 2001 to February 2002, in which the Company elected not to participate. In December 2001 Parago raised equity financing of approximately $13.6 million. Approximately $1.4 million of equity financing was closed in February 2002. As a result of the equity financing, and our decision not to participate in the financing, our ownership percentage in Parago was reduced to approximately 1%. Our investment in Parago for the period from January 1, 2001 through December 12, 2001 and the ten months ended December 31, 2001 was accounted for under the equity method of accounting for investments and accordingly as a result of our ownership falling below 20%, will be accounted for using the cost method of accounting beginning December 13, 2001. Under the cost method of accounting, the Company's share of the income or loss from Parago is not included in operations. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. If the carrying value of the Company's net investment falls below zero, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the Company's ownerships percentage exceeds 20% and the value of the Company's equity investment rises above zero, after recovering the cumulative losses from the time that the value fell to zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized is recovered through our proportionate share of net income if Parago turns profitable. Parago's unaudited revenue for the year ended December 31, 2001 was $26.0 million and unaudited net loss was $19.9 million. While Parago continues to incur operational losses we believe that our initial $50,000 investment in Parago represented by 20,000 shares of common stock and 28.8749 warrants (convertible into 2,887 shares of Parago common stock) may ultimately provide an appropriate return.

During the second quarter of 2001 the Company, along with other investors in Parago, participated in a bridge loan financing of Parago of $692,740 plus guaranteed $1,406,472 of a bank term loan to Parago. In accordance with Accounting Principles Board Opinion No. 18 the Equity Method of Accounting for Investments in Common Stock the Company recognized a charge to earnings of $2,099,212 in June 2001. Upon closing of the Parago equity financing in December 2001 Parago repaid the bridge loan and the bank guarantee was released. As a result the Company reversed the $2,099,212 in the fourth quarter of 2001.

OVERVIEW OF RIVER LOGIC

In May 2000 CT Holdings acquired a minority interest in River Logic. River Logic develops decision-support applications for industry. Using open and rapid-application development (ORAD) system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. The company's solution incorporates several patented technologies and leverages research originally conducted at University of Massachusetts and the Russian Academy of Sciences. River Logic maintains a website at www.riverlogic.com.

Headquartered in Beverly, Massachusetts, with an office in Dallas, River Logic is a privately held corporation receiving venture capital support from Cardinal Investment, Inc., CT Holdings, EBSCO CASIAS, eMed Ventures, the Intel 64 Fund, and Mercury Ventures. The company's solution incorporates several patented technologies and leverages research originally conducted at University of Massachusetts and the Russian Academy of Sciences.

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

On May 5, 2000 we made an investment in River Logic by acquiring shares of common stock of River Logic from several of its existing shareholders in exchange for 333,333 shares of our common stock. We also acquired shares of Series A Convertible Preferred Stock ("Series A") from River Logic in exchange for the contribution by one of our wholly-owned subsidiaries of the ESRN Assets, as described below. In connection with our investment in River Logic, we also made two bridge loans totaling $600,000 to River Logic that together were convertible into shares of capital stock. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and
(iv) is payable in advance by River Logic commencing on its third anniversary date. In addition, we also incurred cash expenses for professional fees related to these transactions and we issued 50,000 shares of our common stock to a consultant for identifying the investment. After the closing of the transaction the consultant became the Chief Operating Officer of River Logic and we granted him 100,000 fully vested options to purchase our common stock at $5 per share (which was above the fair market value on the date of issuance).

The ESRN Assets consist of the EBSCO School Resource Network (ESRN Network), an educational network catering to kindergarten through 12th grade (K-12). The ESRN Network is designed to support school administrators, teachers, students and parents by providing them with a comprehensive set of tools and resources targeting their specific needs. The ESRN Network is comprised of learning applications that integrate EBSCO Industries' database of content relating to K-12. The ESRN Network was acquired by a wholly-owned subsidiary of the Company from EBSCO Industries in connection with this transaction in exchange for 666,667 shares of the Company's common stock. We filed a resale registration statement on Form SB-2 in August 2000 relating to the shares of our common stock issued in connection with this transaction.

In July 2000, River Logic closed a $3 million private placement of shares of its Series B preferred stock to a venture capital firm specializing in early stage technology firms offering Internet solutions that provide strong value-oriented models for their prospective market-space. We did not participate in this private placement.

In April 2001, River Logic received a strategic investment in shares of its Series C Preferred Stock ("Series C") from the Intel 64 Fund, an affiliate of Intel Corporation, Cardinal Investment, Inc., eMed Ventures and Mercury Ventures, and we converted $450,000 of our convertible notes into shares of the Series C Preferred Stock offered by River Logic and received approximately $216,000 in cash for payment of the remaining bridge loan principal plus interest.

Our Chief Executive Officer, Steven B. Solomon, serves on the board of directors of River Logic.

River Logic is an early stage company, has a history of operating losses and may require additional funding to attain profitability. At December 31, 2001, based on the fair value of the Series C financing, we determined that the fair value of our investment in River Logic was approximately $2.7 million and accordingly we reduced our carrying value of our investment by $360,000. At December 31, 2001 we own approximately 12% of River Logic common stock plus our ownership of shares of Series A and Series C preferred stock as if converted into shares of River Logic common stock. As we hold a less than 20% ownership interest in River Logic the investment has been accounted for using the cost method of accounting for investments in common stock.

OVERVIEW OF ENCORE (formerly PerClick)

We hold a minor investment in Encore as a result of our initial investment in PerClick.com Inc. ("PerClick"). PerClick developed and marketed billing and customer management software to Internet telephony service providers. In September 2000 the Company, as part of a group of investors, agreed to provide $130,000 of bridge financing to PerClick. The Company also signed a letter of intent to acquire a 40% ownership interest in PerClick but later decided not to proceed with the acquisition. The bridge loan was represented by a convertible demand note in the amount of $130,000 with an interest rate of 10% per annum. The convertible demand note was convertible into 130,000 shares of common stock of PerClick at anytime and at the option of the holder. In the first quarter of 2001 Vonova Corporation ("Vonova") acquired all of the equity of PerClick. Vonova signed a note guarantee agreeing to the terms and conditions of the PerClick note. In October 2001 Encore Telecommunications ("Encore") acquired the assets of Vonova. As part of the asset acquisition agreement, CT Holdings agreed to convert its note into an investment in Encore. The value of the investment in Encore is approximately $32,000. Accordingly the Company reduced the value of its original investment of $130,000 in PerClick to $32,000. The investment in Encore is accounted for using the cost method.

PENDING ACQUISITION

CT Holdings announced on January 30, 2002 that it entered into a letter of intent to acquire 100% of the shares of American Natural Technology Sciences ("ANTS") for a combination of stock and a future interest in royalties. While the letter of intent expired by its terms in March 2002, we are continuing our due diligence review of ANTS and may extend or renegotiate the terms of the letter of intent. ANTS is a company engaged in the research and development of products in the agricultural and biological industries, including products that treat fire ant stings and control fire ant mounds. ANTS has successfully researched, tested, and formulated environmentally friendly, patent pending products that are unique in their efficacy and mode of action. ANTS continues to discover proprietary commercial products and has discovered several additional patentable prospects aimed at controlling fire ants and other insect pests.

ANTS has completed development of four new products, including Mitigator(TM) Sting Treatment, Mitigator(TM) Fire Ant Bait, Mitigator(TM) Fire Ant Mound Treatment, and Mitigator(TM) Barrier Treatment, and is developing Mitigator(TM) Vermafuge. ANTS has filed a patent application for the Sting Treatment and a patent application and EPA registration for the Fire Ant Mound Treatment.

The acquisition is subject to, among other things, extending or renegotiating the letter of intent, the negotiation and execution of a definitive acquisition agreement, due diligence, and other customary closing conditions. There can be no assurance that we will complete the acquisition of ANTS.

EMPLOYEES

As of December 31, 2001, CT Holdings had 16 employees primarily assigned to Citadel with seven employees in sales, marketing and customer support, four in technology/R&D and technical support, and five in corporate and finance. Following the Distribution and pursuant to the to the transition services agreement between Citadel and CT Holdings all employees will become part of Citadel. Approximately three to five employees of Citadel including the CEO and CFO will spend 20% to 33% of their time managing the business development activities of CT Holdings. Citadel will receive a fee from CT Holdings to cover the costs of the shared employees. Our CEO also serves as a director of Parago and River Logic.

Our future success depends in significant part upon the continued service of our senior management personnel and our continuing ability to support the incubator and business development activities. Competition for such personnel is intense, and there can be no assurance that we can retain our key managerial employees or that we can assimilate or retain other highly qualified personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

GOVERNMENT REGULATION

Government regulation has not had a material effect on the conduct of our business to date. Except for the requirement of compliance with United States export controls relating to the export of high technology products, our products and we are not subject to government approval procedures or other regulations for the licensing of our products. The nature of our business does not subject us to environmental laws in any material manner. Citadel's products enable organizations to address and enforce the policies mandated by HIPAA and Gramm-Leach-Bliley legislation for the health care and financial industries. As the United States and other governments consider legislation to address the growing requirements for increased security and privacy of data, particularly health, financial and personal information, new opportunities to license Citadel's existing and future products may arise.

If the pending acquisition of ANTS is completed there will be increased environmental and other government regulations regarding the manufacture and distribution of the pesticide products made by ANTS.

ACCOUNTANT'S REPORT

We have received a report from our independent auditors for our year ended December 31, 2001 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our historical negative cash flow, our recurring operating losses, our significant working capital deficiency and because, as of the date they rendered their opinion, we did not have access to sufficient committed capital to meet our projected operating needs for at least the next 12 months. Please see Management's Discussion and Analysis -- Liquidity and Capital Resources and Note A to our financial statements that discuss some of the conditions that could impact our ability to continue operations under the current business conditions.

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

The following matters, among other things, may have a material adverse effect on the business, financial condition, liquidity, or results of operations the Company. Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

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

                                  GENERAL RISKS

OUR BUSINESS FOCUS IS THE DEVELOPMENT AND ACQUISITION OF EARLY STAGE COMPANIES; HENCE, WE WILL ENCOUNTER NUMEROUS RISKS ASSOCIATED WITH OUR BUSINESS FOCUS AND OUR PRIOR OPERATING HISTORY MAY NOT BE A MEANINGFUL GUIDE TO EVALUATING OUR FUTURE PERFORMANCE.

Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy over the years has led to the development, acquisition and operation of technology based businesses with strong business models and compelling valuations. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in early stage ventures well positioned for growth in their respective marketplace. We will attempt to increase the value of each investee by providing management, marketing and financial expertise along with financial capital and then realize this new value through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies.

At December 31, 2001 the Company held investments in four companies, Citadel, Parago, River Logic and Encore. In November 2001 the Company announced the spin-off of Citadel. On January 30, 2002 we announced that a letter of intent had been signed to acquire ANTS. Other than our formation and development of these companies, we have a brief history in executing our business strategy. As a consequence, our prior operating history may not provide a meaningful guide to our prospects in emerging markets. Moreover, our business model and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may be unable to execute our strategy of developing our business due to numerous risks, including the following:

     . We may be unable to identify or develop relationships with attractive emerging companies.

     . Any companies that we are able to attract may not succeed and the value of our assets and the price of our common stock could consequently decline.

     . Our business model is unproven and depends on the willingness of companies to participate in our business development model and collaborate with each other and us.

     . Our expenses will increase as we build the infrastructure necessary to implement this model.

     . We face competition from incubators, some of which are publicly traded companies, venture capital companies and large corporations; many of these competitors have greater financial resources and brand name recognition than we do, which may make it difficult for us to effectively compete.

     . We will require additional capital resources in order to implement our business model and we may not be able to obtain these resources on attractive terms, if at all.

WE HAVE INVESTED IN EARLY STAGE VENTURES; AND THERE CAN BE NO ASSURANCE THAT OUR INVESTMENTS WILL PROVE TO BE FINANCIALLY ATTRACTIVE.

We have developed and invested in Citadel, Parago, River Logic and Encore and are in negotiations acquire ANTS (our "investees" or "investee companies"). Inasmuch as our investee companies are early stage ventures, it is difficult to judge their future prospects. Economic, governmental, industry and internal company factors outside of our control affect each of our investee companies. A significant portion of our assets is comprised of ownership interests in our investee companies. If our investee companies do not succeed, the value of our assets will decline.

CT HOLDINGS WILL NOT HAVE ACCESS TO THE CASH FLOW OR ASSETS OF CITADEL, AND MAY BE UNABLE TO OPERATE PROFITABLY FOLLOWING THE DISTRIBUTION

Historically, since the businesses that comprise each of Citadel and CT Holdings have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets and cash flow of each other for capital requirements. After the Distribution, CT Holdings will not be able to rely on the security software business for such requirements. Following the Distribution, CT Holdings will continue to maintain its own credit and banking relationships and perform its own financial and investor relations functions. Because a significant number of key employees of CT Holdings will be employed by Citadel following the Distribution, there can be no assurance that CT Holdings will be able to successfully put in place the financial, administrative and managerial structure necessary to continue to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.

WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER OTHER ADVERSE CONSEQUENCES IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY.

We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940. Some of our contemplated equity investments in other businesses may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or Securities and Exchange Commission safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in some businesses or issuing our securities and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voided, and a court-appointed receiver could take control of us and liquidate our business. Following the Distribution of Citadel, we may be deemed to be an investment company unless we qualify for a safe harbor within the time permitted under the 1940 Act.

Although we have yet to make any investments in the investment securities of companies other than Citadel, Parago, River Logic and Encore, such investments, if and when made, could fluctuate in value, which may cause the value of such securities to exceed 40% of our total assets. Unless an exclusion or safe harbor were available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be accomplished in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we may otherwise have preferred. These sales may be at depressed prices and we might never realize anticipated benefits from, and may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses and have a significant working capital deficiency. Cash used in continuing operations was approximately $113,000 during the year ended December 31, 2001. We have no cash balance at December 31, 2001 and current liabilities exceed current assets by approximately $2.4 million. We and our investee companies continue to be dependent upon external financing to perform our business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During 2001, substantially all of this financing has been provided by related parties. As outlined below, our assets do not reflect the value that may be realized from our investments in Parago, River Logic and Encore.

Our strategy of continuing to support and expand our business development activities requires us to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We estimate we will need to raise additional funds to support the incubator and business development activities of the Company through the remainder of 2002 and substantially greater amounts if we expect to continue to acquire investments or if amounts become due to settle contingent liabilities. Historically, we have obtained short-term bridge funding from our Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available, or if available on terms that we would be willing to accept.

We have made investments in four companies and we are in negotiations to acquire a fifth company that we believe may provide liquidity to us in the long term. In November 2001 we announced the spin-off and tax-free distribution of shares in Citadel, our security software business previously operated by us. Stockholders in CT Holdings will receive one share of common stock in Citadel for every four shares of stock held in CT Holdings. We believe that as a result of the Distribution, each of Citadel and CT Holdings will have improved access to capital, a more focused team of management and employees, and management incentives linked more directly to the objective performance of that company's stock in the public markets. We also believe that separating the security software business from the rest of CT Holdings' operations will enhance value for our stockholders and give Citadel the financial and operational flexibility to take advantage of growth opportunities in the security software business. The Distribution will enhance the ability of each of Citadel and CT Holdings to focus on strategic initiatives and new business opportunities, improve cost structures and operating efficiencies and design equity-based compensation programs targeted to the performance of each company. In addition, the transition to an independent company will heighten Citadel management's focus, provide Citadel with greater access to capital and allow the investment community to measure Citadel's performance relative to its peers. The security software business also has some important traits that make this business distinct from CT Holdings' other operations with respect to markets, products, capital needs and plans for growth. However the Distribution will not provide liquidity for CT Holdings as we will retain no ownership in the newly spun off company.

In 1999 we formed Parago with an original equity investment of $50,000 provided by us and no revenue. Parago's unaudited revenue and net loss were approximately $26.0 million and $19.9 million, respectively for the year ended December 31, 2001. As expected in an early stage company, Parago has grown revenue year over year but has not been profitable and experiences cash flow deficiencies as it implements its business plan. We believe, however, that our investment of 20,000 common shares of Parago and warrants to purchase 28.8749 shares of Parago's Series A-3 Preferred Stock (convertible into 2,887 shares of Parago's common stock) may ultimately provide an appropriate return. Until we are able to create liquidity from our investments through a sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund our own operating expenses.

Similarly, our investment in River Logic we believe has also been successful. Since our initial investment, River Logic has made substantial progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April, 2001 River Logic obtained a significant strategic investment from the Intel 64 Fund, Cardinal Investments, eMed Ventures, and Mercury Ventures. As part of that round, we converted $450,000 of demand notes receivable into shares of River Logic Series C Preferred stock, the same equity instruments purchased by the other investees. The remainder of our note receivable plus accrued interest totaling approximately $216,000 was paid in April 2001. Similar to the investments in Parago, we recognized that these investments would be illiquid initially and subject to changes in fair value. At December 31, 2001 we wrote down our investment in River Logic by $360,000 to its estimated fair value of $2.7 million. The carrying value of our initial $50,000 investment in Parago was reduced to zero during 2000. While we are pleased with the progress in the execution of business strategies and operating performance of Parago and River Logic to date, there can be no assurance that we will ever achieve liquidity for our investments.

There can be no assurance that management's plans will be successful or what other actions may become necessary. Although we have been successful raising capital in the past, any inability to raise capital may require us to sell assets or reduce the level of our operations. In addition, we may suffer dilution of our equity ownership in our investee companies if they require additional financing and we elect not to participate in those additional financings. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to our business and results of operations.

THE ACQUISITION OF ANTS WILL PRESENT NEW BUSINESS RISKS AND GOVERNMENT REGULATION TO CT HOLDINGS' MANAGEMENT

The pending acquisition of ANTS is dependent upon the final negotiation and execution of a definitive acquisition agreement, completion of due diligence and other customary closing procedures. While the letter of intent expired in March 2002, we are continuing our due diligence review of ANTS and may extend or renegotiate the terms of the letter of intent. We may not be successful in accomplishing these tasks or facts and circumstances found in the course of negotiation and due diligence may change the deal structure such that it cannot be completed as announced or at an amount we are willing to invest. This could have an adverse effect on CT Holdings' liquidity, financial position and results of operations.

ANTS is in the business of developing environmentally friendly pesticides. The management of CT Holdings has no experience in the pesticide industry and will therefore rely on the ANTS management team already in place for specific industry expertise. As a result there is no guarantee that ANTS' products will be successfully financed, manufactured, marketed or licensed to OEM manufacturers by the management of either entity.

The pesticide industry is subject to seasonality with most products sold to the end users in the spring and summer. Adverse weather conditions could also impact buying patterns and subsequent use of the pesticide products which in turn will have a direct impact on the timing of sales in the spring and summer quarters.

Pesticides are subject to local, state, federal and foreign laws and regulations relating to environmental matters. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency ("EPA") and in some case, similar state agencies. The inability to obtain or the subsequent cancellation of any registration could have an adverse effect on

ANTS' business. We believe we can operate in substantial compliance with these laws and regulations. Compliance with these regulations and the obtaining of registrations does not assure, however, that our products will not cause injury to the environment or to people under all circumstances.

Our products are intended to be environmentally friendly. In some cases it takes years to know the impact of a specific chemical on the environment. Industry examples such as DDT, Dursban and Diazinon once widely used were subsequently determined to be detrimental to the environment. As a result the ANTS products currently believed to be environmentally friendly could be ruled detrimental to the environment at some point in the future which would have a material adverse effect on future results of operations of the ANTS business.

Regulations regarding the use of pesticides may include that only certified professional users apply the products, that the products be used only in specified locations or that certain ingredients not be used. Users my be required to post notices on properties to which the products have been or will be applied and may be required to notify individuals in the vicinity that the products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot assure that ANTS products will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability could materially affect future quarterly or annual operating results.

OUR STOCK IS TRADED IN THE OVER THE COUNTER MARKET.

Our common stock was de-listed from the Nasdaq SmallCap Market on May 17, 2001, because we did not meet the Nasdaq's requirements for continued listing. Our common stock now trades on the OTC Bulletin Board maintained by the National Quotation Bureau, Inc. The OTC Bulletin Board is generally considered to be a less efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

WE ARE INVOLVED IN LEGAL PROCEEDINGS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

We are involved in legal proceedings as described in Item 3. Legal Proceedings and from time to time, we may be subject to other legal proceedings, including but not limited to claims that we have infringed the intellectual property rights of others, product liability claims, or other claims incidental to our business. While we intend to defend such lawsuits, adverse decisions or settlements, and the costs of defending such suits, could have a material adverse effect on our business.

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

         RISKS RELATED TO CITADEL SECURITY SOFTWARE AND THE DISTRIBUTION

At December 31, 2001 Citadel Security Software is a wholly owned subsidiary of CT Holdings. Its balance sheet and results of operations are presented as discontinued operations in CT Holdings financial statements due to the pending spin-off of Citadel as a standalone public company. Because the spin-off had not happened as of December 31, 2001 management feels that the risk factors related to the Citadel should be presented herein to provide the reader a more complete disclosure of the business and incubator activities of CT Holdings, the risks associated with Citadel's business and the risks associated with the distribution.

CITADEL HAS A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

Citadel has incurred recurring operating losses and has a stockholders' deficit of approximately $694 thousand. It used cash in operations of approximately $704 thousand during the year ended December 31, 2001. At December 31, 2001 Citadel had a cash balance of approximately $75 thousand and current liabilities exceeded current assets by approximately $936 thousand. Citadel has and may continue to be dependent upon outside and related party financing to develop and market its software products, perform its business development activities and provide for ongoing working capital requirements. During the year ended December 31, 2001, substantially all of this financing was provided by related parties.

Citadel expects to generate cash from the sale of its software products and will incur costs relating to such product development, marketing and general corporate overhead that may result in a continuing cash deficiency. Achieving positive cash flow is currently highly dependent upon increasing sales of its products. Citadel estimates it will need to raise additional capital to fund its business plan through the remainder of 2002 and substantially greater funds if amounts become due to settle contingent liabilities. It may be required to seek additional funds from related parties, including its directors and officers. Historically, Citadel was funded by CT Holdings, which obtained its funding on a short-term bridge basis from its Chief Executive Officer and directors. While Citadel may seek similar funding in the future, there can be no assurance that such financing will be available, or if available, on terms that Citadel would be willing to accept.

Citadel received a report from its independent auditors for its year ended December 31, 2001 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern due to historical negative cash flows and because, as of the date they rendered their opinion, Citadel did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

There can be no assurance that management's operating plans will be successful or what other actions may become necessary. Although Citadel has been successful raising capital in the past as part of CT Holdings, any inability to raise capital may require the company to reduce the level of its operations. Such actions could have a material adverse effect on its business operations and result in charges that could be material to its financial condition and results of operations.

FOLLOWING THE DISTRIBUTION CITADEL STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS, TO ACQUIRE COMPLEMENTARY BUSINESSES OR RESULTING FROM THE EXERCISE OF EMPLOYEE STOCK OPTIONS.

If future acquisitions are financed through the issuance of equity securities, Citadel stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Citadel Shares.

Citadel has granted options to purchase approximately 2,995,000 shares of Citadel common stock employees, including officers and directors, and Citadel may grant additional stock options in the future. The issuance of Citadel shares upon the exercise of these options may result in dilution to the Citadel stockholders.

CITADEL HAS NO OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY

Although CT Holdings and its predecessors have operated as a reporting public company since 1994 and have sold security software since 1992, Citadel does not have an operating history as an independent public company. Historically, since the businesses that comprise each of Citadel and CT Holdings have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets and cash flow of each other for capital requirements. After the Distribution, Citadel will be able to rely only on the security software business for such requirements. The security software business has operated at a loss in the past for CT Holdings, and there can be no assurance that, as an independent company, such losses will not continue or increase. Additionally, Citadel's business has relied on CT Holdings for financial, administrative and managerial expertise in conducting its operations. Following the Distribution, CT Holdings will continue to maintain its own credit and banking relationships and perform its own financial and investor relations functions. While a significant number of key employees of CT Holdings will be employed by Citadel following the Distribution, there can be no assurance that Citadel will be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.

CITADEL'S HISTORICAL FINANCIAL INFORMATION MAY BE OF LIMITED RELEVANCE

The financial statements of Citadel include the accounts of the security software business of CT Holdings and have been prepared on an historical cost basis in accordance with accounting principles generally accepted in the United States and present Citadel's financial position, results of operations, and cash flows as derived from CT Holdings' historical financial statements. CT Holdings assets, liabilities and expenses relating to the security software business have been allocated to Citadel based on specific identification or where specific identification was not readily available Citadel used an estimate of the proportion of corporate amounts allocable to Citadel, based on such factors as revenues, number of employees, and other relevant factors deemed appropriate for the allocation. In the opinion of Citadel's management, the allocations have been made on a reasonable basis and Citadel believes that all amounts allocated to Citadel are a reasonable representation of the assets, liabilities, revenues, costs and expenses that would have been recorded if Citadel had performed these functions as a stand-alone company.

The historical financial information included in Citadel's separate financial statements represents an estimate of the results of operations, financial position and cash flows of Citadel had it operated as a separate stand-alone entity during the periods presented and does not, and may not, be representative of Citadel's future results of operations, financial position and cash flows. The financial information included herein does not reflect any changes that may occur in the funding and operations of Citadel as a result of the Distribution.

CITADEL EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

The historical earnings and stock price of CT Holdings of which Citadel has been a wholly owned subsidiary, have been subject to significant volatility, particularly on a quarterly basis. The security software business as part of CT Holdings has experienced shortfalls in revenue and earnings from levels expected by investors, which have had an immediate and significant adverse effect on the trading price of its common stock. As a stand-alone company this may occur in the future and have a significant adverse impact on the stock price of Citadel following the Distribution.

IF CITADEL LOSES THE SERVICES OF ANY OF ITS KEY PERSONNEL, INCLUDING THE CHIEF EXECUTIVE OFFICER OR DIRECTORS, ITS BUSINESS MAY SUFFER.

Citadel is dependent on its key officers, including Steven B. Solomon, its Chairman and Chief Executive Officer, directors, and key employees in finance, technology, sales and marketing. Citadel's business could be negatively impacted if Citadel were to lose the services of one or more of these persons.

MEMBERS OF CITADEL'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE DISTRIBUTION

Members of the board of directors and management of Citadel will own shares of both Citadel and CT Holdings common stock after the Distribution because of their prior relationship and, in some cases, continuing relationships as directors or executive officers with CT Holdings. In addition, two of the five initial directors of Citadel will also be directors of CT Holdings, and the Chief Executive Officer and Chief Financial Officer of Citadel will also continue to serve as Chief Executive Officer and Chief Financial Officer of CT Holdings. These relationships could create, or appear to create, potential conflicts of interest when Citadel's directors and management are faced with decisions that could have different implications for Citadel and CT Holdings. Examples of these types of decisions might include the resolution of disputes arising out of the agreements governing the relationship between CT Holdings and Citadel following the Distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of Citadel following the Distribution.

THE SOFTWARE INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND CITADEL WILL NEED TOADAPT ITS DEVELOPMENT TO THESE CHANGES.

Citadel participates in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of its products to become obsolete more quickly than expected.

INTRODUCTION OF NEW OPERATING SYSTEMS MAY CAUSE SIGNIFICANT FLUCTUATIONS IN CITADEL'S FINANCIAL RESULTS AND STOCK PRICE.

If Citadel is unable to successfully and timely develop products that operate under existing or new operating systems, or if pending or actual releases of the new operating systems delay the purchase of Citadel's products, future revenues and operating results could be materially adversely affected. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of Citadel's products, including those currently under development.

THE TREND TOWARD CONSOLIDATION IN THE SOFTWARE INDUSTRY MAY IMPEDE CITADEL'S ABILITY TO COMPETE EFFECTIVELY.

As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, many of these companies offer a broader range of products than Citadel, ranging from desktop to enterprise solutions. Citadel may not be able to compete effectively against these competitors. Furthermore, Citadel may use strategic acquisitions, as necessary, to acquire technology, people and products to execute its overall product strategy. As part of CT Holdings, Citadel completed a number of acquisitions and dispositions of technologies, companies and products and may acquire and dispose of other technologies, companies and products in the future. The trend toward consolidation in the software industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on Citadel's future revenues and operating results.

CITADEL FACES INTENSE PRICE-BASED COMPETITION FOR LICENSING OF ITS PRODUCTS.

Price competition is often intense in the software market, especially for security software products. Many of Citadel's competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

CITADEL MUST EFFECTIVELY ADAPT TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMENT OF THE INTERNET IN A TIMELY MANNER.

Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service or potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to distribute or support Citadel's software products and the functionality of some of its products. If Citadel is unsuccessful in timely assimilating changes in the Internet environment into its business operations and product development efforts, its future net revenues and operating results could be adversely affected.

CITADEL MAY BE UNSUCCESSFUL IN UTILIZING NEW DISTRIBUTION CHANNELS.

Citadel currently licenses its products over the Internet and through direct marketing, among other channels. It may not be able to effectively adapt its existing, or adopt new, methods of distributing its software products utilizing the rapidly evolving Internet and related technologies. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce future revenues and profitability.

PRODUCT RETURNS MAY AFFECT CITADEL's REVENUE.

Citadel's current sales model is to sell its products directly to individuals, organizations and corporations ("End Users"). Should the product not perform substantially in accordance with written product documentation the End Users may return products purchased within a reasonable period, generally thirty (30) days from the date of shipment for a full refund. Should Citadel enter into agreements with distributors and resellers where a contractual right of return exsits, then product returns could occur when upgrades and new versions of products are released or when distributors or resellers have excess inventories. Under similar agreements in the past Citadel's return policy allowed distributors, subject to various limitations, to return products in exchange for new products or for credit toward future purchases of products. Citadel estimates and maintains reserves for product returns. However, future returns could exceed the reserves established, which could have a material adverse affect on Citadel's operating results.

THE INCREASED USE OF SITE LICENSES AND VOLUME LICENSING AGREEMENTS MAY INCREASE FLUCTUATIONS IN FINANCIAL RESULTS AND COULD AFFECT CITADEL'S BUSINESS.

Citadel's typical licensing pattern involves the licensing of a small number of licenses with high margins, a short sales cycle and without deployment of significant resources. Often times a licensee downloads software products from Citadel's website and pays the license fee with a credit card. Citadel is now beginning to emphasize corporate site licenses and volume licensing agreements to corporations and small and mid sized businesses. A corporate site license typically allows a customer to use Citadel's software products across his entire business or an entire site within his business. A volume license agreement typically provides the customer with a large number of licenses at a significantly reduced price. These licensing arrangements tend to result in larger revenue per customer but also involve a longer sales cycle, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of these licenses and the associated renewal of support services, or their non-renewal or renegotiation by the customers, could cause Citadel's results of operations to vary significantly from quarter to quarter. In addition, if the corporate marketplace grows and becomes a larger component of the overall market opportunity, Citadel may not be successful in expanding its corporate segment to take advantage of this growth.

THE RESULTS OF RESEARCH AND DEVELOPMENT EFFORTS ARE UNCERTAIN.

Citadel believes that it will need to continue to make significant research and development expenditures to remain competitive. While Citadel performs extensive usability and beta testing of new products, the products currently under development or may develop in the future may not be technologically successful. If they are not technologically successful, the resulting products may not achieve market acceptance and may not compete effectively with products of competitors currently in the market or introduced in the future.

THE LENGTH OF THE PRODUCT DEVELOPMENT CYCLE IS DIFFICULT TO PREDICT.

The length of the product development cycle has generally been greater than originally expected. Therefore Citadel is likely to experience delays in future product development. These delays could have a material adverse affect on the amount and timing of future revenues.

CITADEL MUST MANAGE AND RESTRUCTURE ITS OPERATIONS EFFECTIVELY

Citadel continually evaluates its product and corporate strategy. Citadel has in the past undertaken and will in the future undertake organizational changes and/or product and marketing strategy modifications as business conditions make necessary from time-to-time. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and Citadel may not realize any benefit from these efforts.

CITADEL MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN ITS INDUSTRY IS INTENSE.

Citadel believes that its future success will depend in part on its ability to recruit and retain highly skilled management, sales, marketing and technical personnel. Competition in recruiting personnel in the software industry is intense. Citadel may not be successful in attracting and retaining qualified personnel. The loss of the services of any key personnel or Citadel's inability to hire new personnel with the requisite skills could restrict its ability to develop new products or enhance existing products in a timely manner, license products to its customers or manage its business effectively. To continue to attract ad retain qualified employees, Citadel believes that it must provide personnel with a competitive compensation package, including stock options. Citadel may not be able to hire or retain qualified personnel if unable to offer competitive salaries and benefits, or if the Citadel stock does not perform well. In addition, as a stand-alone company Citadel may find it more difficult to attract personnel. Citadel may have to increase salaries and benefits which would increase its expenses and reduce profitability or increase losses.

CITADEL'S SOFTWARE PRODUCTS MAY BE SUBJECT TO DEFECTS AND PRODUCT LIABILITY.

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Citadel tests its products prior to release and has not experienced any material adverse effects resulting from any of these defects or errors to date. Nonetheless, defects and errors could be found in current versions of its products, future upgrades to current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect Citadel's operating results. Most of its license agreements with customers contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that these provisions limiting liability may not be valid under federal, state, local or foreign laws or ordinances or as a result of unfavorable judicial decisions. A successful product liability claim could have a material adverse affect on Citadel's business, operating results and financial condition.

CITADEL'S SOFTWARE PRODUCTS AND WEBSITE MAY BE SUBJECT TO INTENTIONAL
DISRUPTION.

While Citadel has not been the target of software viruses or other attacks specifically designed to impede the performance of its products or disrupt its website, such viruses or other attacks could be created and deployed against its products or website in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate its network security or the security of its website from time to time. A hacker who penetrates Citadel's network or website could misappropriate proprietary information or cause interruptions of its services. Citadel might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

CITADEL RELIES ON THIRD PARTY TECHNOLOGIES.

Citadel's software products are designed to run on multiple operating systems and integrate with security products from other vendors. Although Citadel believes that the target operating systems and products are and will be widely utilized by businesses in the corporate market, no assurances can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that Citadel does not support. Moreover, if its products and technology are not compatible with new developments from these companies, as to which there can be no assurances, its business, results of operations and financial condition could be materially and adversely affected.

CITADEL RELIES ON OUTSIDE RESEARCH ORGANIZATIONS.

With respect to security vulnerability research, Citadel has contracted with Security Focus to provide updated vulnerability research data in addition to its own research efforts. Citadel's research team uses publicly available sources to find information on known and new vulnerabilities and their attributes. There can be no assurance that Security Focus or the publicly available sources will continue to operate as a going concern and that the data they provide will be delivered without interruption.

CITADEL FACES AGGRESSIVE COMPETITION IN MANY AREAS OF ITS BUSINESS, AND WILL BE HARMED IF IT FAILS TO COMPETE EFFECTIVELY.

Citadel encounters aggressive competition from numerous competitors in many areas of its business. Many of its current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than Citadel and accordingly it may not be able to compete effectively with these competitors. To remain competitive, Citadel must develop new products and periodically enhance its existing products in a timely manner. Citadel anticipates that it may have to adjust the prices of many of its products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

The market in which Citadel competes is influenced by the strategic direction of major computer hardware manufacturers and operating system software providers. Citadel's competitiveness depends on its ability to enhance existing products and to introduce successful new products on a timely basis. Citadel has limited resources and must restrict product development efforts to a relatively small number of projects.

CITADEL'S QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH COULD CAUSE ITS STOCK PRICE TO DECREASE.

Citadel has been subject to substantial fluctuations in quarterly net revenues and operating results, and these fluctuations may occur in the future. Fluctuations may be caused by a number of factors, including:

     . the timing and volume of customer orders, customer cancellations, and reductions in orders by distributors;

     .    the timing and amount of expenses;

     . the introduction of competitive products by existing or new competitors;

     .    reduced demand for any given product;

     . seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

     .    the market's transition between operating systems.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that Citadel's results could diverge from the expectations of investors and analysts. If so, the market price of Citadel's stock would likely decrease.

CITADEL'S MANAGEMENT TEAM IS NEW.

Citadel has only recently assembled its management team, as part of the distribution and changes in its operating structure. While some members of the management team have worked with each other in the past, Citadel cannot assess at this time the effectiveness of their working relationships after the Distribution.

CITADEL RELIES ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

Citadel regards its software and the underlying technology as proprietary. Citadel seeks to protect its proprietary rights through a combination of confidentiality agreements, licenses and copyright, patent, trademark and trade secret laws. However, Citadel does not employ technology to prevent copying of its products. Third parties may copy aspects of products or otherwise obtain and use Citadel's proprietary information without authorization or develop similar technology independently.

Citadel does not have any patents or statutory copyrights on any of its proprietary technology that it believes to be material to its future success. Although Citadel has filed a provisional patent application with respect to some of its business applications and intellectual property rights related to its Hercules software, Citadel has not been issued any patents and cannot assure you that any will be issued from its provisional patent application. Future patents, if any, may be successfully challenged and may not provide Citadel with any competitive advantages. Citadel may not develop proprietary products or technologies that are patentable and other parties may have prior claims.

In selling its products, Citadel relies primarily on shrink-wrap licenses that are not signed by licensees, and, therefore, such licenses may be unenforceable under the laws in some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of proprietary rights as the laws of the United States.

Patent, trademark and trade secret protection is important to Citadel because developing and marketing new technologies and products is time-consuming and expensive. Citadel does not own any U.S. or foreign patents or registered intellectual property. Citadel may not be able to obtain access to issued patents or other protection from any future patent applications owned by or licensed to Citadel.

Citadel's competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. Citadel's competitors may independently develop proprietary information and techniques that are substantially equivalent to Citadel's or otherwise gain access to its trade secrets, such as through unauthorized or inadvertent disclosure of Citadel trade secrets.

There can be no assurance that Citadel's means of protecting its proprietary rights will be adequate or that its competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between Citadel employees and the company will provide meaningful protection of its proprietary information, in the event of any unauthorized use or disclosure thereof. Any legal action that Citadel may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

CITADEL IS INVOLVED IN LITIGATION, AND MAY BECOME INVOLVED IN FUTURE LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE AND MAY DIVERT ATTENTION FROM THE IMPLEMENTATION OF ITS BUSINESS STRATEGY.

Citadel believes that the success of its business strategy depends, in part, on obtaining intellectual property protection for its products, defending its intellectual property once obtained and preserving its trade secrets. Litigation may be necessary to enforce its intellectual property rights, to protect its trade secrets and to determine the validity and scope of its proprietary rights. Any litigation could result in substantial expense and diversion of management attention from the business strategy, and may not adequately protect Citadel's intellectual property rights.

In addition, Citadel may be sued by third parties who claim that Citadel's products infringe on the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against Citadel, whether or not valid, could result in substantial costs, place a significant strain on its financial resources, divert management resources and harm Citadel's reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on Citadel's results of operations. In addition, intellectual property litigation or claims could force Citadel to:

     . cease licensing, incorporating or using any of its products that incorporate the challenged intellectual property, which would adversely affect revenue;

     . obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

     .    redesign its products, which would be costly and time-consuming.

As part of the Distribution, CT Holdings has assigned to Citadel a legal proceeding in which CT Holdings is a defendant. From time to time, Citadel may be subject to legal claims incidental to its business. Citadel may suffer an unfavorable outcome as a result of one or more these claims. Citadel does not expect the final resolution of these claims to have a material adverse effect on its financial position, individually or in the aggregate. However, depending on the amount and timing of unfavorable resolutions of claims against Citadel, or the costs of settlement or litigation, its future results of operations or cash flows could be materially adversely affected.

CT Holdings is a party to some legal proceedings, to which Citadel is not a party. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time CT Holdings effected the Distribution, CT Holdings or Citadel (1) was insolvent;
(2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Citadel Shares (in whole or in part) to CT Holdings or require Citadel to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing will vary depending upon the jurisdiction whose law is being applied. Generally, however, CT Holdings or Citadel would be considered insolvent if the fair value of their respective assets were less than the amount of their respective liabilities or if they incurred debt beyond their ability to repay such debt as it matures.

See Our Business -- Legal Proceedings.

CITADEL MAY INCUR INCREASED EXPENSES IF THE TRANSITION SERVICES AGREEMENT WITH CT HOLDINGS IS TERMINATED

In connection with the Distribution, Citadel will enter into a transition services agreement with CT Holdings. This agreement will provide that CT Holdings and Citadel will provide each other services for a fee in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support following the Distribution. The agreement will generally extend for one year after the Distribution, but may be terminated earlier under certain circumstances, including a default. If the agreement is terminated, Citadel may be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees which Citadel will be required to pay under the transition services agreement.

SOME PROVISIONS OF CITADEL'S CERTIFICATE OF INCORPORATION, BYLAWS AND THE TAX DISAFFILIATION AGREEMENT MAY DISCOURAGE TAKEOVERS

Citadel's certificate of incorporation and bylaws contain some anti-takeover provisions that may make more difficult or expensive or that may discourage a tender offer, change in control or takeover attempt that is opposed by Citadel's board of directors. In particular, Citadel's certificate of incorporation and bylaws:

     (1) classify Citadel's board of directors into three groups, so that stockholders elect only one-third of the board each year;

     (2) permit stockholders to remove directors only for cause and only by the affirmative vote of at least 80% of Citadel's voting shares;

     (3) permit a special stockholders' meeting to be called only by a majority of the board of directors;

     (4) do not permit stockholders to take action except at an annual or special meeting of stockholders;

     (5) require stockholders to give Citadel advance notice to nominate candidates for election to Citadel's board of directors or to make stockholder proposals at a stockholders' meeting;

     (6) permit Citadel's board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine;

     (7) require the vote of the holders of at least 80% of Citadel's voting shares for stockholder amendments to Citadel's bylaws; and

     (8) require, for the approval of a business combination with stockholders owning 5% or more of Citadel's voting shares, the vote of at least 50% of Citadel's voting shares not owned by such stockholder, unless certain fair price requirements are met or the business combination is approved by the continuing directors of Citadel.

These provisions of Citadel's certificate of incorporation and bylaws, and Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of Citadel, even though a majority of Citadel's stockholders may consider such proposals, if effected, desirable. These provisions could also make it more difficult for third parties to remove and replace the members of Citadel's board of directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in some tender offers, including tender offers at prices above the then-current market value of the Citadel Shares, and may also inhibit increases in the trading price of the Citadel Shares that could result from takeover attempts or speculation.

In connection with the Distribution, Citadel has agreed to indemnify CT Holdings for all taxes and liabilities incurred as a result of Citadel's or an affiliate's post-Distribution action or omission contributing to an Internal Revenue Service determination that the Distribution was not tax-free. Unless CT Holdings effectively rebuts the presumption that a change in control transaction involving Citadel or disposition of Citadel occurring within the four-year period beginning two years prior to the Distribution Date is pursuant to the same plan or series of related transactions as the Distribution, the Internal Revenue Service might determine that the Distribution was not tax-free, giving rise to Citadel's indemnification obligation. These provisions of the tax disaffiliation agreement may have the effect of discouraging or preventing an acquisition of Citadel or a disposition of Citadel's businesses, which may in turn depress the market price for the Citadel Shares.

THE DISTRIBUTION MAY CAUSE THE TRADING PRICE OF CT HOLDINGS COMMON STOCK TO DECLINE

Following the Distribution, CT Holdings expects that its common stock will continue to be listed and traded on the Over The Counter Bulletin Board under the symbol CITN. There can be no assurance that a trading market will continue for the shares of CT Holdings common stock or develop for the Citadel Shares. As a result of the Distribution, the trading price of CT Holdings common stock immediately following the Distribution may be substantially lower than the trading price of CT Holdings common stock immediately prior to the Distribution. Following the Distribution, CT Holdings' operations will consist of the equity interests in its incubation holdings, Parago, River Logic and Encore, and CT Holdings' related business development operations, including potential future acquisitions. Further, the combined trading prices of CT Holdings common stock and the Citadel Shares after the Distribution may be less than the trading price of CT Holdings common stock immediately prior to the Distribution.

SUBSTANTIAL SALES OF CT HOLDINGS COMMON STOCK MAY HAVE AN ADVERSE IMPACT ON THE TRADING PRICE OF THE CT HOLDINGS COMMON STOCK

After the Distribution, some CT Holdings stockholders may decide that they do not want shares in a company consisting of the incubation ventures and related business development operations, and may sell their CT Holdings common stock following the Distribution. If CT Holdings stockholders sell large numbers of shares of CT Holdings common stock over a short period of time, or if investors anticipate large sales of CT Holdings common stock over a short period of time, this could adversely affect the trading price of the CT Holdings common stock.

SUBSTANTIAL SALES OF CITADEL SHARES MAY HAVE AN ADVERSE IMPACT ON THE TRADING PRICE OF THE CITADEL SHARES

Based on the number of shares of CT Holdings common stock anticipated to be outstanding on the Record Date CT Holdings will distribute to CT Holdings' stockholders a total of approximately 15,000,000 Citadel Shares. Under the United States federal securities laws, substantially all of these shares may be resold immediately in the public market, except for (1) Citadel Shares held by affiliates of Citadel or (2) shares which are issued in respect of restricted shares of CT Holdings common stock. Some of the CT Holdings stockholders who receive Citadel Shares may decide that they do not want shares in a company consisting of the security software business, and may sell their Citadel Shares following the Distribution. Citadel cannot predict whether stockholders will resell large numbers of Citadel Shares in the public market following the Distribution or how quickly they may resell these Citadel Shares. If Citadel stockholders sell large numbers of Citadel Shares over a short period of time, or if investors anticipate large sales of Citadel Shares over a short period of time, this could adversely affect the trading price of the Citadel Shares.

THERE CAN BE NO ASSURANCE THAT AN ACTIVE TRADING MARKET FOR CT HOLDINGS COMMON STOCK WILL RETURN

Even though CT Holdings is currently a publicly held company, there can be no assurance as to whether an active trading market for CT Holdings common stock will be maintained after the Distribution or as to the prices at which the CT Holdings common stock will trade. Some CT Holdings stockholders may decide that they do not want shares in a company consisting of the incubation ventures and related business development operations, and may sell their CT Holdings common stock following the Distribution. These and other factors may delay or hinder the return to an orderly trading market in the CT Holdings common stock following the Distribution. Whether an active trading market for CT Holdings common stock will be maintained after the Distribution and the prices for CT Holdings common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the shares, CT Holdings' results of operations, what investors think of CT Holdings and the incubation ventures and business development industries, changes in economic conditions in its industries and general economic and market conditions. Market fluctuations could have a material adverse impact on the trading price of the CT Holdings common stock.

THERE HAS NOT BEEN ANY PRIOR TRADING MARKET FOR THE CITADEL SHARES AND THERE CAN BE NO ASSURANCE THAT ONE WILL DEVELOP

There is no current trading market for the Citadel Shares, although a when-issued trading market may develop prior to completion of the Distribution. The Citadel Shares will be listed on the Over The Counter Bulletin Board under a symbol to be assigned by the OTCBB prior to commencement of trading. There can be no assurance as to whether the Citadel Shares will be actively traded or as to the prices at which the Citadel Shares will trade. Some of the CT Holdings stockholders who receive Citadel Shares may decide that they do not want shares in a company consisting of a security software business, and may sell their Citadel Shares following the Distribution. This may delay the development of an orderly trading market in the Citadel Shares for a period of time following the Distribution. Until the Citadel Shares are fully distributed and an orderly market develops, the prices at which the Citadel Shares trade may fluctuate significantly and may be lower than the price that would be expected for a fully distributed issue. Prices for Citadel Shares will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the shares, Citadel's results of operations, what investors think of Citadel and the security software industry, changes in economic conditions in the security software industry, and general economic and market conditions. Market fluctuations could have a material adverse impact on the trading price of the Citadel Shares.

FAILURE TO QUALIFY AS A TAX-FREE TRANSACTION COULD RESULT IN SUBSTANTIAL
LIABILITY

CT Holdings and Citadel intend for the Distribution to be tax-free for U.S. federal income tax purposes. Neither CT Holdings nor Citadel has requested an advance ruling from the Internal Revenue Service, or any opinion of their tax advisors, as to the tax consequences of the Distribution. No assurance can be given that the Internal Revenue Service or the courts will agree that the Distribution is tax-free.

If the Distribution does not qualify for tax-free treatment, a substantial corporate tax would be payable by the consolidated group of which CT Holdings is the common parent measured by the difference between (1) the aggregate fair market value of the Citadel Shares on the Distribution Date and (2) CT Holdings' adjusted tax basis in the Citadel Shares on the Distribution Date. The corporate level tax would be payable by CT Holdings. However, Citadel has agreed under certain circumstances to indemnify CT Holdings for all or a portion of this tax liability. This indemnification obligation, if triggered, could have a material adverse effect on the results of operations and financial position of Citadel. In addition, under the applicable treasury regulations, each member of CT Holdings' consolidated group (including Citadel) is severally liable for such tax liability.

Furthermore, if the Distribution does not qualify as tax-free, each CT Holdings stockholder who receives Citadel Shares in the Distribution would be taxed as if he had received a cash dividend equal to the fair market value of his Citadel Shares on the Distribution Date.

Even if the Distribution qualifies as tax-free, CT Holdings could nevertheless incur a substantial corporate tax liability under Section 355(e) of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code or the Code), if CT Holdings or Citadel were to undergo a change in control (whether by acquisition, additional share issuance or otherwise) pursuant to a plan or series of related transactions which include the Distribution. Any transaction which occurs within the four-year period beginning two years prior to the

Distribution is presumed to be part of a plan or series of related transactions which includes the Distribution unless CT Holdings establishes otherwise. Under certain circumstances, Citadel would be obligated to indemnify CT Holdings for all or a portion of this substantial corporate tax liability under the tax disaffiliation agreement. This indemnification obligation would have a material adverse effect on the results of operations and financial position of Citadel.

                         RISKS RELATED TO OUR INVESTEES

The following are some risks related to the business of Parago, River Logic and Encore, our investees, and should be considered in addition to the risk factors described in this Report. Any of these factors could have a material adverse effect on us.

THERE CAN BE NO ASSURANCE THAT OUR INVESTEES WILL COMPLETE AN INITIAL PUBLIC OFFERING OR OTHER LIQUIDITY EVENT.

There can be no assurance that any of our investees will complete an initial public offering or other liquidity event. The failure to complete an offering or other liquidity event such as an acquisition by a third party could have a material adverse effect on our stock price. You cannot be assured that an initial public offering or other liquidity event will occur in the near future or ever at all. In addition, we have agreed to convert the shares of Parago common stock issued in connection with the acquisition of 2-Lane Media by Parago into up to 500,000 of our shares at the option of the 2-Lane Media shareholders. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) at the option of such stockholders. These provisions could have the effect of diluting our stockholders if the market price for our stock is above that price at the time of conversion.

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

OUR INVESTEES' BUSINESSES AND FUTURE PROSPECTS ARE EXTREMELY DIFFICULT TO EVALUATE BECAUSE THEIR OPERATING HISTORIES ARE VERY LIMITED AND THEIR BUSINESS MODELS ARE NEW, UNPROVEN AND EVOLVING.

Our investees were formed recently, therefore each investee has only a limited operating history on which one can base an investment decision. You should consider their prospects in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development.

In addition, each investee's business model is new, unproven and evolving. We cannot assure that our investees' business models will be commercially successful, or that their solutions will be accepted by businesses or consumers. If our investees are unable to establish pricing and service models acceptable to manufacturers, retailers and service providers and attractive to their customers, their solutions may not be commercially successful.

EACH INVESTEE HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

Each investee had a unaudited net losses for the year ended December 31, 2001 and we anticipate that each investee will incur additional losses for the foreseeable future. If our investees' revenues do not grow as they anticipate, our investees may never be profitable.

TO CONTINUE THEIR OPERATIONS AND BUSINESSES, OUR INVESTEES MUST RAISE ADDITIONAL FINANCING.

Our investees' ability to maintain and grow their businesses is dependent on access to sufficient funds to support their working capital and capital expenditure needs. If our investees do not raise additional funds, their businesses and results of operations will be seriously harmed, and our assets and share price would be materially and adversely impacted. This additional financing may not be available to our investees on a timely basis if at all, or, if available, on terms acceptable to our investees. Moreover, additional financing may cause material and immediate dilution to existing stockholders of our investees, including us.

IN THE EVENT OF THE COMPLETION OF AN INITIAL PUBLIC OFFERING BY ANY OF OUR INVESTEES, THEIR STOCK PRICE IS LIKELY TO BE VERY VOLATILE.

Currently, the securities of our investees cannot be bought or sold publicly. There can be no assurance that any of our investees will be able to complete an initial public offering. Although it is anticipated that the initial public offering price (if an initial public offering is completed) would be determined based on several factors, the market price after the offering may vary significantly from the initial offering price. The market price of our investees' common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors that are beyond its control. A decline in their stock price will adversely affect our stock price.

Domestic and international stock markets often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, could adversely affect the market price of Parago's common stock, if it becomes publicly traded.

Sales of a substantial number of shares of our investees' common stock in the public market after its initial public offering could depress the market price of their common stock and could impair their ability to raise capital through the sale of additional equity securities.

ITEM 2. DESCRIPTION OF PROPERTY

On March 25, 2002 Citadel Security Software signed a sublease agreement for approximately 13,400 square feet of office space in an office tower located at 8750 N. Central Expressway, Suite 100, Dallas, Texas 75231. The sublease calls for a rent of $9,740 per month through May 2003 and $17,242 per month thereafter through expiration in February 2005. The CEO of Citadel and CT Holdings has signed a personal guarantee related to this sublease. CT Holdings as part of the transition services agreement will be allocated space for its shared employees for which the cost of the space will be included in its monthly administrative fee described in "Relationship Between CT Holdings and Citadel Following the Distribution--Transition Services Agreement." We believe that these facilities will be sufficient to meet our needs for the foreseeable future.

The telephone number of our principal office is (214) 520-9292. The Company maintains a site on the World Wide Web at http://www.ct-holdings.com.

ITEM 3. LEGAL PROCEEDINGS

Set forth below are litigation matters to which we are a party. We believe that we have meritorious defenses and will vigorously defend ourselves. However, an unfavorable resolution of, settlement, or defense costs related to one or more of these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against CT Holdings arising out of an alleged 1995 contract with CT Holdings' predecessor. The suit alleged that this predecessor breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and the predecessor. As its damages, JMA claimed that it was entitled to, among other things, the cash value of warrants to purchase 1.8 million shares of CT Holdings common stock at an exercise price of $0.89 per share, valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. CT Holdings vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. CT Holdings removed the case to federal court in the Southern District of New York. Following mediation in July 2000, CT Holdings entered into a settlement term sheet to attempt to resolve the disputes between it and JMA, pursuant to which CT Holdings and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. CT Holdings and JMA were unable to negotiate the final definitive settlement agreement and, as a result, the matter was not settled. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the proposed settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and CT Holdings filed a motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan

Meyers v. CT Holdings. CT Holdings intends to vigorously defend against this lawsuit and has filed a counterclaim to, among other things, recover excess amounts charged by JMA in connection with related bridge loans. Trial has not been set on this matter.

In June 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. CT Holdings believes that the claims asserted by the Fergusons are without merit and will vigorously defend the claims. The case is set for trial on April 22, 2002.

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement ("the Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048.53. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and CT Holdings expects that this matter will be referred to binding arbitration in the second quarter of 2002. As part of the Distribution, we anticipate that Citadel Security Software will assume responsibility for this lawsuit, although there can be no assurance that we will be released from the lawsuit.

We may become involved from time to time in litigation on various matters which are routine to the conduct of our business. We believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations, though any adverse decision in these cases or the costs of defending or settling such claims could have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock trades on the OTC Bulletin Board under the symbol CITN. Between February 2000 and May 2001 our stock was traded on the Nasdaq SmallCap
Market. In May 2001 our stock was delisted from the Nasdaq SmallCap Market because we did not meet the requirements for continued listing. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ and displayed on its website.

                                          High   Low

Fiscal Year Ended February 29, 2000
         1st Quarter                     $3.62  $1.94
         2nd Quarter                      2.97   1.34
         3rd Quarter                      3.13   1.81
         4th Quarter                      7.84   2.13

Ten Months Ended December 31, 2000
         1st Quarter
           (March 1 - 31)                $7.38  $4.91
         2nd Quarter
           (April 1 - June 30)            5.22   1.34
         3rd Quarter
           (July 1 - September 30)        2.38   0.72
         4th Quarter
           (October 1 - December 31)      1.31   0.25

Fiscal Year Ended December 31, 2001
         1st Quarter                     $0.81  $0.28
         2nd Quarter                      0.60   0.16
         3rd Quarter                      0.42   0.17
         4th Quarter                      0.58   0.26

Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefor. The Company has never paid cash dividends on its Common Stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors that the Board of Directors of the Company may consider. The Company has issued preferred stock, which entitles the holders thereof to preferences as to payment of dividends and liquidation proceeds.

Recent Sales of Unregistered Securities

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein, as well as the disclosure relating to forward-looking statements set forth above under the caption Factors That May Affect Future Operating Results.

OVERVIEW

CT Holdings, Inc. provides management expertise and capital to early stage companies. At December 31, 2001 the Company held investments in Citadel Security Software, Parago, River Logic and Encore. The Company was incorporated in Delaware in 1992 and previously operated under the name Citadel Technology Inc. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

In November 2001 the Company announced a plan to spin-off of its Citadel subsidiary as a special dividend to shareholders of CT Holdings. (See "The Citadel Security Software Distribution and Discontinued Operations" below). This transaction had not closed as of December 31, 2001 and the results of operations of Citadel are presented as discontinued operations in the Financial Statements of the CT Holdings.

In January 2002 we signed a letter of intent to acquire American Natural Technology Sciences ("ANTS"), a developer of environmentally friendly pesticides for the control of fire ants and other insects. While this letter of intent has expired, we are continuing to conduct a due diligence review of ANTS and may extend or renegotiate the terms of the letter of intent. (See Notes to the Financial Statements.)

THE CITADEL SECURITY SOFTWARE DISTRIBUTION AND DISCONTINUED OPERATIONS

In November 2001, CT Holdings' board of directors declared a pro rata dividend distribution payable to the holders of outstanding CT Holdings common stock (the Distribution) as of the Record Date. In January 2002 Citadel filed a registration statement on Form 10-SB with the SEC to register securities that are proposed to be distributed as a result of the Distribution. This registration statement was amended on March 8, 2002 and April 5, 2002.

The Distribution consists of one (1) share of Citadel common stock for every four (4) shares of CT Holdings (the Distribution Ratio) common stock outstanding on the Record Date. After the Distribution, Citadel will be an independent company, with CT Holdings having no continuing ownership interest in Citadel. Two of five directors of CT Holdings will be directors of Citadel and the Chief Executive Officer and the Chief Financial Officer of CT Holdings will hold the same positions with Citadel. It is expected that 20% to 33% of the officers' time will be allocated to CT Holdings. All other employees of CT Holdings will become employees of Citadel. Under the transition services agreement Citadel will provide, accounting, administrative, information management and other services, including the services of the two officers, to CT Holdings in return for a payment of a monthly administrative fee initially estimated at $20,000 per month. The fee may be adjusted quarterly subject to a reallocation of the estimated time devoted to each company.

The Distribution is intended to be a tax-free distribution for U.S. federal tax purposes, although neither we nor Citadel have requested or obtained any opinions as to the tax treatment of the Distribution. On or before the Distribution Date, CT Holdings and Citadel will enter into a series of agreements including a distribution agreement, a transition services agreement, and a tax disaffiliation agreement which will provide for, among other things, the principal corporate transactions required to effect the Distribution, to provide for an orderly transition to the status of two independent companies and to define the continuing relationship between Citadel and CT Holdings after the Distribution.

As a result of the Distribution the financial statements and the results of operations of Citadel are presented as discontinued operations in CT Holdings' financial statements. Summary financial information is provided below:

                                                                   Ten Months
                                                   Year Ended         Ended
                                                   December 31,   December 31,
                                                       2001           2000
                                                   ------------   ------------
Results of operations:
   Revenue                                         $   580,039    $   460,985
   Net Loss                                         (1,865,981)    (2,984,007)

Balance sheet data:
   Current assets                                      171,954        182,219
   Current liabilities                               1,107,647        798,177
   Property and equipment                               43,006         94,054
   Capitalized software development costs              174,110        485,221
   Stockholder's (deficit) equity                     (693,926)       112,116

OVERVIEW OF CITADEL SECURITY SOFTWARE

Citadel develops, markets and licenses a line of desktop and network security software products that address security inside the firewall, a growing segment within the software industry. Citadel's security software products are generally licensed for perpetual use on standalone personal computers or on single or multiple networks across single or multiple customer computing sites. Its software products, Hercules, WinShield Secure PC and NetOFF, provide the flexibility and scalability that security administrators demand for identifying and repairing computing vulnerabilities and managing security policies within the computing environments. These security tools operate inside the firewall and are designed to secure computers and networks against unauthorized configuration changes and software installations that cause a large number of system vulnerabilities.

After the Distribution, Citadel will be an independent public company, with CT Holdings having no continuing ownership interest in Citadel. Citadel has been allocated the CT Holdings corporate assets, liabilities and expenses related to the security software business based on an estimate of the proportion of such amounts allocable to Citadel, utilizing such factors as total revenues, employee headcount and other relevant factors. CT Holdings and Citadel believe that these allocations have been made on a reasonable basis and that all costs allocated to Citadel are a reasonable representation of the costs that Citadel would have incurred if Citadel had performed these functions as a stand-alone company.

Citadel operates in one business segment of the software industry, security software. It's products, Hercules, WinShield Secure PC and NetOFF, provide customers with network security solutions inside the firewall. Customers license Citadel's products for various reasons ranging from a simple need for a security solution (NetOFF) to limit access to an unattended computer, to a desire for centralized computer systems configuration and policies management (WinShield Secure PC), to a concern for internal for external attacks caused by system vulnerabilities and their remediation (Hercules) to preclude such attacks or to meet the mandates of law. Hercules, WinShield Secure PC and NetOFF address the policies mandated by the Health Insurance Portability and Accountability Act (HIPAA) and Gramm-Leach-Bliley legislation, which impose strict security and privacy requirements on personal data in the health care and financial industries, respectively. The direct impact of these laws on revenue is difficult to specifically determine however revenue from healthcare organizations, insurance companies and financial institutions represent approximately 40% and 8% of Citadel's total revenue for the year ended December 31, 2001 and the ten months ended December 31, 2000, respectively. Citadel expects that increasing concern for security and privacy of personal data will continue to drive revenue from healthcare and financial institutions.

Hercules is a new vulnerability remediation software application that provides an automated remediation solution for corporate and government computing environments, and Citadel believes that it is the only solution that can automatically identify and deploy the appropriate patches and fixes to repair the vulnerability, and enhance the security of the environment. Citadel released Hercules for beta testing in December 2001 and for commercial availability in March 2002. In January 2002 Citadel filed for a provisional patent application with respect to the core technologies and intellectual property rights related to Hercules.

WinShield Secure PC enforces security policies from a single point of control across multiple operating systems and platforms. Additionally, Secure PC provides hardening of system files that deliver the first line of defense against viruses, malicious code and unauthorized access or theft of confidential information. Version 4.21 was released in October 2001.

NetOFF is designed to protect a network by shutting down unattended client PCs automatically after a specified period of inactivity. Network administrators may also use NetOFF to shut down PCs to enhance backup operations or assist with the distribution of new software and anti-viral updates. The product ensures an orderly shutdown by automatically closing all open files and applications on the PC and saving the information. Version 7.53 was released in February 2001.

In addition to current product offerings, Citadel is also developing additional features and functions for products that it anticipates launching in 2002. Citadel's current products are not subject to rapid changes in consumer preferences or technological obsolescence due to the introduction of new operating systems or computing products. However it is reasonably possible that these factors may change in the future as our business model is adapted to changes in technology, changes in buying patterns of our customers and changes in the software industry's licensing models.

OVERVIEW OF PARAGO

We began our business development activities in January 1999 with the formation of Parago, Inc., an application service provider (ASP) and Internet based business process outsourcer (BPO) that provides a suite of technology offerings (including PromoCenter, ValueRewards and KnowledgeCenter) designed to increase sales, reduce costs, and retain customers for retailers, manufacturers and service organizations. Parago's continuous customer interaction services include online promotional management (including online rebate processing), proactive email, online surveys, and customer data analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. Parago's preliminary unaudited results for the year ended December 31, 2001 included revenues of approximately $26.0 million and net loss of approximately $19.9 million. Through December 2001, Parago had received approximately $96.3 million in private equity financing from venture capital investors including TH Lee Putnam Ventures, Dain Rauscher Wessels Investors, Watershed Capital and Seaboard Ventures, as well as angel investors. CT Holdings continues to hold 20,000 shares of Parago common stock and warrants to purchase 28.8749 shares of Parago's Series A-3 Preferred Stock (convertible into 2,887 shares of Parago's common stock).

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

Parago's online solutions provide a vehicle for its clients to conduct targeted marketing to customers with whom they have traditionally lost contact subsequent to the point of purchase. Parago is developing proprietary software that will provide an online mechanism for customers, many of whom have immediate purchasing power in the form of promotional proceeds, to apply those proceeds towards the purchase of additional products or services. Parago's solutions also capture valuable customer information that can help its clients better understand customer behavior. Parago plans to provide fee-based customer specific or aggregated data analyses to assist clients in designing future promotions. Parago's solutions also enable businesses to improve operating efficiencies by allowing them to analyze the results of their promotions and manage these promotions on a real time basis. Parago markets its solutions to retailers, manufacturers and service providers across multiple industries.

In connection with an acquisition by Parago in March 1999, we agreed to convert the Parago shares of common stock issued in connection with the merger into up to 500,000 of our shares at the option of the shareholders of the Company acquired by Parago. In addition, pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock to such stockholders based upon a conversion price of $3.75 per share. These provisions could have the effect of diluting our stockholders.

After a 1 for 1000 reverse stock split by Parago in connection with its Series E preferred stock offering in December 2001 to February 2002, in which the Company elected not to participate, the Company holds 20,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Parago's Series A-3 Preferred Stock (convertible into 2,887 shares of Parago's common stock) at December 31, 2001. In December 2001 Parago completed an equity financing of approximately $13.6 million. Approximately $1.4 million of equity financing was closed in February 2002. As a result of the equity financing our ownership percentage in Parago was reduced to approximately 1%. Our investment in Parago for the period from January 1, 2001 through December 12, 2001 and the ten months ended December 31, 2001 was accounted for under the equity method of accounting for investments and accordingly as a result of our ownership falling below 20%, will be accounted for using the cost method of accounting beginning December 13, 2001. Under the cost method of accounting, the Company's share of the income or loss from Parago is not included in operations. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. If the carrying value of the Company's net investment falls below zero, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the Company's ownership percentage exceeds 20% and the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized is recovered through our proportionate share of net income if Parago turns profitable. Parago's revenue for the year ended December 31, 2001 was $26.0 million (unaudited) and its net loss was $19.9 million (unaudited). While Parago continues to incur operational losses we believe that our $50,000 investment in Parago represented by 20,000 shares of Parago's common stock and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of Parago common stock) may ultimately provide an appropriate return.

During the second quarter of 2001 the Company, along with other investors in Parago, participated in a bridge loan financing of Parago of $692,740 plus guaranteed $1,406,472 of a bank term loan to Parago. Accordingly the Company recognized a charge to earnings of $2,099,212 in June 2001. Upon closing of the Parago equity financing in December 2001 Parago repaid the bridge loan and the bank guarantee was released. As a result the Company reversed the $2,099,212 in the fourth quarter of 2001.

OVERVIEW OF RIVER LOGIC

In May 2000, we made an investment in River Logic by acquiring shares of common stock of River Logic from several of its existing shareholders in exchange for 333,333 shares of our common stock. We also acquired shares of Series A Convertible Preferred Stock ("Series A") from River Logic in exchange for the contribution of assets acquired from a third party by the Company through exchange of 666,667 shares of our common stock. In connection with the investment in River Logic, we also made two bridge loans totaling $600,000 to River Logic that were convertible into shares of capital stock of River Logic. Each of the bridge loans (i) bears interest at a rate of 12% per annum through its first anniversary and at one percent above the prime rate per annum thereafter, (ii) is secured by certain assets of River Logic, (iii) is payable upon the Company's demand and (iv) is repayable by River Logic commencing on its third anniversary date. In addition, we also incurred cash expenses for professional fees related to these transactions and we issued 50,000 shares of our common stock to a consultant for identifying this investment. After the closing of the transaction the consultant became the Chief Operating Officer of River Logic and we granted him 100,000 fully vested options to purchase our common stock at $5 per share (which was above the fair market value at the date of issuance).

In April 2001, River Logic received a strategic investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock, and River Logic repaid the $216,000 balance of these notes plus interest in April 2001.

The carrying value of the River Logic investment is approximately $2,7 million representing an ownerhsip percentage of approximately 12%. Our investment in River Logic is accounted for using the cost method of accounting for investments in common stock.
                                       31

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to our investments in our investee companies and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Impairment Charges

We periodically evaluate the carrying value of our ownership interests in our investee companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the investee company relative to carrying value, the financial condition and prospects of the investee company, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as obtaining key business relationships or the hiring of key employees.

If an indication of impairment exists with respect to the carrying value of an investee company, we perform an evaluation by comparing the estimated fair value of the asset with its carrying value. Fair value is determined by estimating the cash flows related to the asset, including estimated proceeds on disposition, if any. If the fair value is less than the carrying value a loss is recorded.

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets is charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.

Commitments and Contingencies

From time to time, we are a defendant or plaintiff in various legal actions, which arise in the normal course of business. We are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

Effect of Various Accounting Methods on our Results of Operations

The various interests that we acquire in our investee companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our percentage ownership in an investee company.

Consolidation Method: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At December 31, 2001 and 2000 we had no investee company qualified for this accounting method.

Equity Method: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations.

Cost Method: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations.

RESULTS OF OPERATIONS

FISCAL YEAR

During 2000, CT Holdings changed its fiscal year end from February 28 to December 31. Therefore, the period ending December 31, 2000 is a transition period consisting of a ten month period from March 1, 2000 through December 31, 2000.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE TEN MONTHS ENDED DECEMBER 31,
2000

CT Holdings' continuing operations consists of costs and expenses from providing services to our investee companies and the activities to identify additional technologies and companies in which CT Holdings might invest. The financial statements of a previously consolidated wholly owned subsidiary, Citadel, are presented as discontinued operations in all periods to reflect the plan for a dividend distribution to CT Holdings' shareholders and spin off of the business as a separate company. Due to an additional investment in Parago by unrelated third parties our ownership percentage fell below the 20% ownership threshold required to account for the investment under the equity method. Therefore, the results of operations for CT Holdings consist of costs and expenses of maintaining an office, legal and administrative costs and any applicable share of loss in Parago through December 12, 2001. Our investments in Parago, River Logic and Encore at December 31, 2001 are accounted for using the cost method of accounting for investments in common stock.

General and Administrative Expenses

We had general and administrative expenses for the year ended December 31, 2001 and the ten months ended December 31, 2000 of $735,379 and $505,310 respectively, an increase of $230,069, or 46%. The increase is primarily a result of legal fees associated with ongoing legal matters and defense costs related to the various legal claims (See Item 3--Legal Proceedings) and travel costs related to the Company's business development and incubator activities.

Forgiveness of Notes from Related Parties

At December 31, 2000, the Company had $1,335,522 in notes receivable that were outstanding from current and former directors and employees which were fully reserved during the period ended December 31, 2000. A majority of these notes were due during the ten months ended December 31, 2000. The notes were issued in fiscal 1999 in connection with the exercise of stock options granted to the directors and employees. At the time of issuance the notes were issued with recourse, interest at 5%, and were collateralized by the Company's common stock held by the directors and employees. During the Company's evaluation and review of the non-cash compensation strategies available to continue to provide incentives to these directors and employees and to respond to changing equity market conditions, the Company determined it would forgive all such notes receivable. Consequently, the Company recorded a provision to write off all of the notes receivable. Additionally, during the ten months ended December 31, 2000 the Company determined that it would forgive a $208,934 note receivable issued to the Company's CEO in connection with the exercise of stock options.

Cash Paid and Stock Issued to Employees as Severance

The Company and Richard L. Travis, Jr., the Company's former Chief Operating Officer and Chief Financial Officer, agreed to terminate his employment with the Company and his employment agreement was terminated effective as of January 14, 2000. In connection with the termination of his employment with the Company and the termination of his employment agreement, Mr. Travis and the Company entered into a Settlement and Release Agreement which provided among other things, for the payment of an aggregate of $50,001 to Mr. Travis in three equal monthly installments of $16,667 commencing on the last day of each of the first three months following Mr. Travis' termination of employment with the Company. The Settlement and Release Agreement also provided for Mr. Travis to perform certain financial consulting services for the Company (as an independent contractor) until April 14, 2000. Also, in connection with the Settlement and Release Agreement, the Company agreed to forgive an aggregate of $295,000, plus accrued interest, of indebtedness owed by Mr. Travis to the Company. In addition, Parago accelerated certain of the Parago options granted to Mr. Travis, which resulted in compensation expense of $285,000 to the Company.

The Company and Bennet S. Klein, the Company's former Vice President of Business Development, agreed to terminate his employment with the Company and his employment agreement was terminated effective as of March 1, 2000. In connection with the termination of his employment with the Company, the executive and the Company entered into a Settlement and Release Agreement which provided for the executive to forego the remaining compensation due him under his employment agreement in exchange for the Company's agreement to accelerate the vesting of his remaining stock options and to pay the exercise price related to those shares. The acceleration of vesting and forgiveness of the exercise cost resulted in $583,392 of compensation expense based on the fair market value of the Company's stock on the date of termination. There was no similar charge during the year ended December 31, 2001.

Reversal of Litigation Settlement Charge

In August 1998, Janssen-Meyers Associates L.P. (JMA) filed a lawsuit against the Company arising out of an alleged 1995 contract with the Company's predecessor. The suit alleged that this predecessor breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and the predecessor. As its damages, JMA claimed that it was entitled to, among other things, the cash value of warrants to purchase of 1.8 million shares of CT Holdings common stock at an exercise price of $0.89 per share valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P.
v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. We removed the case to federal court in the Southern District of New York.

Following mediation in July 2000, the Company entered into a settlement term sheet, to attempt to resolve the disputes between it and JMA, pursuant to which the Company and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of the Company's common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. As a result, the Company recorded approximately $1,912,500 as a nonrecurring charge related to the proposed settlement of the litigation.

The Company and JMA were unable to negotiate the final definitive settlement agreement and, as a result, the matter is still not settled. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the proposed settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. Given these recent events, the Company is unable to estimate the potential loss related to this matter and therefore has removed the previously recorded accrual for legal settlement of $1,912,500. The Company has also filed a lawsuit against JMA to recover excess amounts charged by JMA in connection with related bridge loans.

Equity in Loss of Unconsolidated Affliate

The equity in loss of unconsolidated affiliates $1,220,516 for the ten months ended December 31, 2000 represents the Company's share of the equity in loss of Parago to the extent that our investment balance was recorded at zero. The Company no longer applies the equity method due to our share of Parago's accumulated losses being in excess of the carrying value of our investment in Parago at December 31, 2000 and our reduction in ownership percentage to approximately 1% due to additional equity financings in December 2001 in which we did not participate. During the second quarter of 2001, the Company, along with other investors in Parago, participated in a bridge loan financing of Parago of $692,740 plus guaranteed $1,406,472 of a bank term loan to Parago. Accordingly, the Company recognized a charge to earnings of $2,099,212 in second quarter of 2001. Upon the first closing of the Parago Preferred Series E equity financing in December 2001 Parago repaid the bridge loan to the Company and the bank guarantee was released. As a result the Company reversed the charge to earnings of $2,099,212 in the fourth quarter of 2001.

Interest and Other Income (Expense)

Interest expense for the year ended December 31, 2001 of $9,255 compares to $9,129 for the ten months ended December 31, 2000. Interest and other income consists of interest income from notes receivable, miscellaneous refunds and terms unrelated to operations. Interest and other income was $64,319 for the year ended December 31, 2001 compared to $59,995 for the ten months ended December 31, 2000.

Writedown of Note Receivable

In 2001 the Company agreed to restructure its note receivable from Encore and accordingly wrote down the value of the note by $98,000 to its restructured value of $32,000.

Writedown of Investment in Affiliate

We periodically evaluate the carrying value of our ownership interest in our investee companies taking into consideration, among other factors, the investee company's valuation following a recent infusion of capital. The Series C preferred stock financing in April 2001 reflected a valuation below our carrying value. Since River Logic is an early stage company, has a history of operating losses and may require additional funding to attain profitability, we made an assessment of the fair value of our investment in River Logic and determined that our investment had a fair value of approximately $2,700,000 at December 31, 2001 and accordingly reduced its carrying value by $360,000.

Net Loss

As a result of these factors, for the year ended December 31, 2001, we reported income from continuing operations of $774,185, compared to a net loss from continuing operations of $5,131,956 for the ten months ended December 31, 2000. The loss from discontinued operations related to Citadel Security Software for the year ended December 31, 2001 was $1,865,981 compared to $2,984,007 for the ten months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

All cash and cash equivalents at December 31, 2001 were allocated to the Citadel Security Software business shown as discontinued operations in the CT Holdings financial statements as a result of the pending pro rata distribution of shares to the shareholders of CT Holdings. Completion of the distribution is expected following the effectiveness of Citadel's registration statement first filed with the SEC on January 11, 2002 and amended on March 8, 2002 and April 5, 2002. Unless otherwise noted all amounts discussed below are from the continuing operations of CT Holdings represented by its business development and incubator activities. The net cash used in operations of $112,714 for the year ended December 31, 2001 is principally a result of the income from continuing operations of $774,185, the writedown of the Encore note receivable of $98,000, the writedown of our investment in River Logic of $360,000, and the change in operating assets and liabilities of $1,344,900 primarily consisting an increase in accounts payable and accrued expenses of $522,352 offset by the reversal of a litigation settlement accrual of $1,912,500 previously recorded in the ten months ended December 31, 2000.

In the ten months ended December 31, 2000 there was cash provided by operating activities of $784,148 consisting of a loss from continuing operations of $5,131,956, the equity in loss of Parago of $1,220,516, and other transactions, generally of a nonrecurring nature, including noncash severance of $583,392 and the forgiveness of notes receivable of $1,544,456 as part of the separation agreements of two former officers of the Company. In addition, payment of $506,000 of compensation was offset against a related party note receivable resulting in a noncash charge to operating activities. Changes in operating assets and liabilities included the $1,912,500 accrual for a legal settlement of a 2000 claim dispute that was dismissed in 2001. All other changes in operating assets and liabilities resulted from the Company's ongoing operating activities.

Cash flows used by investing activities were $738,560 for the year ended December 31, 2001 consisting of the repayment proceeds of notes receivable from related parties of $588,560 and $150,000 from affiliates which were partially offset by the $98,000 writedown of a convertible note receivable from PerClick into an investment in Encore, the successor company to PerClick.

Cash flows provided by financing activities were $434,093 for the year ended December 31, 2001, primarily resulting from the proceeds of notes payable from a director of the Company for $250,000 and cash advances from the Company's CEO for $290,330. Separately the Company repaid notes payable to an insurance company of $27,501 and repaid advances to the Company's CEO of $126,028. Proceeds of $47,292 from the exercise of warrants resulted in the issuance of 168,904 shares of the Company's common stock. During the ten months ended December 31, 2000 the cash flow provided by financing activities was $2,480,567 primarily the result of the proceeds $2,536,400 from the sale of 2,500,000 shares of common stock to a related party and the exercise of 55,583 stock options and warrants. As previously noted we rely on related parties to finance ongoing operations.

As a result of the aforementioned factors, net cash provided by continuing operations was $1,059,939 and $1,407,656 for the year ended December 31, 2001 and the ten months ended December 31, 2000, respectively. Net cash used by discontinued operations, related to funding Citadel Security Software, was $1,059,939 and $1,407,656 for the year ended December 31, 2001 and the ten months ended December 31, 2000, respectively. The Company had no cash at December 31, 2001 and current liabilities exceed current assets by approximately $2.4 million.

Because of the filing of a Form 10-SB in January 2002, on March 11, 2002 Citadel Security Software became a reporting company under the Securities Exchange Act of 1934 upon expiration of the statutory sixty day period. Accordingly revenues and expenses related to the security software business will be recognized and reported by Citadel in filings separate from CT Holdings' filings. CT Holdings will continue to show Citadel's business as discontinued operations until the completion of the Distribution. Ongoing CT Holdings will incur expenses relating to corporate overhead related to the execution of its business model and the operations of businesses acquired. The Company will require cash from financing activities to fund the deficits expected over the next year. The Company's operation requires the Company to obtain additional capital. The Company will need to raise additional capital to fund its incubator and business development activities through 2002. Historically, the Company obtained short-term bridge loans from its Chief Executive Officer or Directors of the Company. The Company has been and continues to be dependent upon related party financing to fund its business development and incubator activities. During the year ended December 31, 2001, related parties have provided substantially all financing and management will continue to rely on related parties to fund future operations. We may need to rely on similar funding from related parties for future funding needs. While this may occur in the future there can be no assurance that such financing will be available or if available, on terms the Company would be willing to accept. There can be no assurance that management's plans for CT Holdings incubator business model will be successful or what other actions may become necessary. Although the Company has been successful raising capital in the past, the inability of the Company to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's investee companies, its business or operations and may result in charges that could be material to the Company's business and results of operations. The Company has no material purchase commitments for property and equipment at December 31, 2001.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements for the year ended December 31, 2001 and the ten month period ended December 31, 2000 are found following the signature page of this report.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On October 30, 2001, the Audit Committee of CT Holding's Board of Directors determined to dismiss its independent public accountants, Ernst & Young LLP ("EY"), and engage a new accounting firm for fiscal year 2001. This decision was made as a result of CT Holdings' focus on operating efficiencies and reductions in cost. For these reasons the Audit Committee determined that the engagement of a different independent public accounting firm would be in the best interests of CT Holdings at that time. The reports of EY on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for the addition of an explanatory paragraph regarding to CT Holdings' ability to continue as a going concern. In connection with the audits of CT Holdings' financial statements for each of the two fiscal periods ended December 31, 2000 and February 28, 2000 and in the subsequent interim periods, there were no disagreements with EY on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of EY would have caused EY to make reference to the matter in their report. CT Holdings requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated November 6, 2001 is filed as Exhibit 1 to Form 8-K filed on November 6, 2001.

On November 14, 2001, the Audit Committee of CT Holdings' Board of Directors engaged King Griffin & Adamson P.C. (KGA) as the independent public accountants for both CT Holdings and Citadel Security Software. KGA advised the Company that neither the firm nor any of its associates has any material relationship with the Company or any affiliate of the Company except that KGA is also the independent accountant for the Company's wholly owned subsidiary Citadel Security Software which is being been spun off as a separate public company. During the each of the Company's two most recent fiscal years and the subsequent interim periods prior to engaging KGA, the Company has not consulted KGA regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, for which advice was provided that KGA concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Regulation S-K Item 304) or a reportable event (as described in paragraph (a)(1)(v) of Regulation S-K, Item 304).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

DIRECTORS The names of our directors, their principal occupations and the year in which each current Director of CT Holdings, Inc. (the "Company") initially joined the Board of Directors are set forth below.

NAME                 AGE   POSITION WITH THE COMPANY                           DIRECTOR SINCE
Steven B. Solomon    37    President, Chief Executive Officer, and Secretary        1992
Lawrence Lacerte     49    Director                                                 1999
Chris A. Economou    46    Director                                                 1993
Mark Rogers          41    Director                                                 1996
Phillip J. Romano    61    Director                                                 2000
Dr. Axel Sawallich   56    Director                                                 1993

STEVEN B. SOLOMON has served as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996, and as the President and Chief Executive Officer of Citadel Security since its formation in December 1996. Mr. Solomon also serves as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of CT Holdings. Since May 5, 2000, Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage. We anticipate that Mr. Solomon will devote approximately 20-33% of his business time to CT Holdings following the Citadel Distribution.

LAWRENCE LACERTE has served as a director of the Company since January 1999. Mr. Lacerte has served as President of Lacerte Technologies, Inc., a Dallas based investment firm, since July 1998. From 1978 until July 1998, Mr. Lacerte served as Chairman and Chief Executive Officer of Lacerte Software Corporation, a tax and accounting software company. In June 1998, Lacerte Software was acquired by Intuit Corporation. Mr. Lacerte also serves on the Boards of Directors of Universal Display Corporation, a publicly traded company engaged in the research and development of flat panel displays, and Teraglobal Communications Corp., a publicly traded communications technology company that designs and markets microprocessor and software-based products and services for real-time communications. Mr. Lacerte also serves on the Board of Directors of Citadel and Parago.

CHRIS A. ECONOMOU has served as a director of the Company since February 1996, and was a director of LoneStar Hospitality Corp. from June 1993 until its merger with the Company. Mr. Economou has been engaged in the private practice of law in Fort Lauderdale, Florida, primarily in the transactional and corporate areas since 1988. Mr. Economou also served as a director of Parago during its incubation phase from January 1999 to February 2000. Mr. Economou serves as a director of Citadel.

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

PHILLIP J. ROMANO has served as a director of the Company since August 2000. Mr. Romano also serves as a consultant to and joint venture partner of Brinker International, Inc., a publicly traded national operator, developer and franchisor of numerous restaurant concepts, including Chili's Grill & Bar and Romano's Macaroni Grill. In addition, Mr. Romano has served as a venture capitalist, including as an original investor, and former Chairman and Director of Docucon, Inc., a publicly traded technology company, and a principal in EGP, a partnership that held the licensing rights to the Palmaz-Schatz Stent cardiovascular device that was purchased by Johnson & Johnson in 1998. Mr. Romano also serves on the Board of The Cox School of Business at Southern Methodist University and The M.D. Anderson Cancer Center. Mr. Romano also serves as a director of Citadel.

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

There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates. Section 16(a) of the Exchange Act, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of the Company's Common Stock with the SEC. These insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of the Section 16(a) forms furnished to the Company during 2001, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company's officers, Directors and beneficial owners of more than 10% of the outstanding shares of Common Stock were filed on a timely basis, other than a Form 5 for Mr. Solomon and Form 3s for Mr. Speyer and Mr. Guillory.

EXECUTIVE OFFICERS

The executive officers of the Company as of March 31, 2001 are as follows:

NAME                  AGE   POSITION WITH THE COMPANY
Steven B. Solomon     37    President, Chief Executive Officer, Secretary and Director
Richard Connelly      50    Chief Financial Officer
Carl E. Banzhof       34    Chief Technology Officer
Billy Austin          31    Executive Vice President of Sales
Richard W. Speyer     48    Executive Vice President of Business Development
Michael P. Guillory   36    Vice President of Marketing

STEVEN B. SOLOMON has served as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996, and as the President and Chief Executive Officer of Citadel Security since its formation in December 1996. Mr. Solomon also serves as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of CT Holdings. Since May 5, 2000, Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage. Mr. Solomon also serves as a director of Citadel. We anticipate that Mr. Solomon will devote approximately 20-33% of his business time to CT Holdings after the Citadel Distribution.

RICHARD CONNELLY joined the Company in March 2002 and serves as its Chief Financial Officer. Mr. Connelly also serves as Chief Financial Officer of Citadel Security Software. Prior to joining the Company, Mr. Connelly served as a financial consultant to Citadel and CT Holdings from January 2002 until March 2002. Prior to this, he served as Chief Financial Officer for several venture funded technology companies including from February 2000 until December 2000 at ASSET InterTech, Inc. a boundary scan software tool developer, from September 1998 through November 1999 at JusticeLink, Inc., an ecommerce legal services provider and from April 1997 through July 1998 at AnswerSoft, Inc. a developer of computer telephony software. From February 1987 through March 1997 Mr. Connelly served in various financial management capacities at Sterling Software Inc., an enterprise software development company, including Vice President Corporate Controller, Vice President Treasurer and Group Vice President Finance & Administration of Sterling's Systems Management Group. We anticipate that Mr. Connelly will devote approximately 20-33% of his business time to CT Holdings following the Citadel Distribution.

CARL E. BANZHOF has served as Chief Technology Officer since July 1997, prior to which he served as Vice President - Development of Network Products since joining the Company in February 1996. Mr. Banzhof has more than 15 years of experience in the software industry, including designing, developing and marketing software products, building software development teams and organizations and managing products in network management and PC desktop markets. He was the founding partner and Vice President of Software Engineering from 1992 to 1995 of Circuit Masters Software, Inc., a software company which developed and marketed network management utilities for Novell NetWare environments, and was acquired by the Company in February 1996. Prior to joining Circuit Masters, Mr. Banzhof was lead software developer from 1988 to 1992 at Fluor Daniel Engineering, a software development and worldwide engineering company. We anticipate that Mr. Banzhof will no longer serve as an officer of CT Holdings following the Citadel Distribution.

BILLY AUSTIN serves as Executive Vice President of Sales for the company's wholly owned subsidiary Citadel Security Software. From 1999 until joining Citadel in March 2002 Mr. Austin served as Vice President of Sales and Marketing for Intrusion.com, an intrusion detection systems and vulnerability assessment software company. From 1996 to 1999 Mr. Austin was the Business Development Manager for Enstar Security Consulting where he was responsible for sales, consulting and business partner relations. Prior to Enstar, Mr. Austin held several management positions within sales, engineering and marketing at other security organizations.

RICHARD SPEYER has served as Executive Vice President of Business Development for Citadel since May 2001. Prior to joining Citadel, Mr. Speyer served as EVP of Business Development of Parago, Inc. from June 2000 to May 2001. Prior to joining Parago, Mr. Speyer worked for Compaq where he was responsible for a billion dollar P&L managing the business development and partnership activities for SAP, from 1993 to 1995 and from 1997 to 2000. Mr. Speyer held similar positions at Novell from 1995 to 1997, where he managed the activities of licensing complementary software and hardware for the NetWare operating system. In addition, he was involved in defining the initial specifications and licensing terms for Novell's High Availability clustering solutions. Mr. Speyer brings more than19 years of experience in the computer industry to Citadel. Eight of those years he served as CEO and Executive Vice President of Sales and Marketing for CPU Corporation, a distributor of networking products. We anticipate that Mr. Speyer will no longer serve as an officer of CT Holdings following the Citadel Distribution.

MICHAEL GUILLORY has served as our Vice President of Marketing since November 2001 and has over 15 years experience in high-technology marketing and promotions. He is responsible for directing all marketing and public relations efforts for CT Holdings. Prior to joining us, Mr. Guillory held the senior level marketing position at Philips Speech Processing, a division of Royal Philips Electronics from January 1999 to November 2001. At Philips, he helped to launch the company's Corporate Voice Dialing product line and build the Value Added Reseller channel. Prior to Philips, Mr. Guillory spent nearly 10 years directing the marketing initiatives for five software titles at Sage U.S., Inc., a leader in business to business accounting, time billing and sales force automation software. We anticipate that Mr. Guillory will no longer serve as an officer of CT Holdings following the Citadel Distribution.

ITEM 10. EXECUTIVE COMPENSATION

The total compensation for the three fiscal years ended December 31, 2001 (including the ten months ended December 31, 2000) of Steven B. Solomon, the Company's Chief Executive Officer, and Carl E. Banzhof, the Company's Chief Technology Officer (the "Named Executive Officers"), is set forth below in the following Summary Compensation Table. No other person received annualized cash compensation in excess of $100,000 during the year ended December 31, 2001. Because the Company changed its fiscal year to a calendar basis in 2000, the following tables includes information related to the year ended December 31, 2001, the ten months ended December 31, 2000 and the year ended February 29, 2000.

                                     ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                    --------------------------------------------------   -------------------------------
                                                             OTHER        SHARES
                     PERIOD                                  ANNUAL      UNDERLYING      ALL OTHER
NAME AND POSITION     ENDED    SALARY ($)     BONUS ($)   COMPENSATION     OPTIONS      COMPENSATION ($)
-----------------   --------   ----------     ---------   ------------   ----------     ----------------
Steven B. Solomon   12/31/01    $200,000 (1)  $150,000         $0         5,000,000       $17,548 (2)
President,          12/31/00     140,000 (1)   120,500          0                 0        12,619 (2)
CEO and Secretary   02/29/00     168,500       120,500          0                 0        14,519 (2)

Carl E. Banzhof     12/31/01     115,000            --          0           200,000             0
Chief Technology    12/31/00      95,833            --          0           100,000             0
Officer             02/29/00     115,000        10,000          0           100,000             0

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

OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2001

                      Number of    Percent of total
                     securities      options/SARs
                     underlying       granted to
                    options/SARs     employees in     Exercise or base
NAME                 granted (#)      fiscal year       price ($/Sh)     Expiration date
-----------------   ------------   ----------------   ----------------   ---------------
Steven B. Solomon    5,000,000           86.4             $0.20             4/2011
Carl E. Banzhof        100,000            1.7               0.20             4/2011

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

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table describes, for each of the Named Executive Officers, options exercised and the potential values for their unexercised in-the-money options at December 31, 2001 (the Company issued no SARs during 2001):

                                                       VALUE OF
                                                  NUMBER OF SECURITIES         UNEXERCISED
                                                 UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                    OPTIONS/SARS AT          OPTIONS/SARS AT
                                                  FISCAL YEAR END ($)        FISCAL YEAR END
                                                 ----------------------          ($) (2)
                          SHARES       VALUE                                 ---------------
                        ACQUIRED ON   REALIZED        EXERCISABLE/             EXERCISABLE/
NAME                   EXERCISE (#)   ($) (1)        UNEXERCISABLE            UNEXERCISABLE
                       ------------   --------   ----------------------      ---------------
Steven B. Solomon...        0            0        $1,127,500/$922,500(3)   $577,500/$472,500(3)

Carl E. Banzhof.....        0            0           51,250/30,750             26,250/15,750

     (1) Based on the market price on the date exercised less the exercise price payable for each share.

     (2) Based on the fair market value of the Company's Common Stock (at December 31, 2001) per share less the exercise price payable for each share.

     (3) Excludes Parago options to purchase 1,400 shares (all of which are currently exercisable) and 100 shares (all of which are unexercisable) for Messrs. Solomon and Banzhof respectively (after giving effect to the four-for-one stock split of Parago's common stock effective in July 1999 and 1 for 1000 reverse stock split in 2002).

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Mr. Solomon. The annual base salary payable to Mr. Solomon was $168,000 as of December 31, 2000, and the employment agreement provides for periodic salary increases and bonuses. The employment agreement continues until February 2002 and annually thereafter until terminated by either party. In addition, the employment agreement provides for a severance benefit of the greater of (i) the remaining term of the contract, discounted at a rate of six percent, or (ii) 24 months of base salary, in the event of termination without cause or constructive termination. Following the Distribution, Mr. Solomon will waive his compensation under this employment agreement. Mr. Solomon entered into an Employment Agreement with Parago effective as of January 1, 1999, and the Company accrued payments of Mr. Solomon's salary during the period from July 1, 1999 to December 31, 2000.

Citadel and Mr. Solomon have entered into an employment agreement with Mr. Solomon, Chief Executive Officer of Citadel. The annual base salary payable to Mr. Solomon was $200,000 as of January 2002, and the employment agreement provides for an annual bonus of $150,000. The employment agreement has an initial term of five years and is renewable for one year terms following the initial term unless terminated. If Mr. Solomon is terminated for any reason other than for cause, he is entitled to a severance payment equal to three times his base salary and up to three times his bonus.

The transition services agreement to be entered into by Citadel and CT Holdings calls for the sharing of the salaries and benefits of the CEO, CFO and some administrative employees of Citadel that perform services for CT Holdings but whose payroll and benefits are assigned to Citadel. The agreement will allow for a cross charge to CT Holdings of $20,000 per month represent an allocation of the payroll, benefits and an allocation of overhead (includes rent and general office expenses applied as a percentage of payroll & benefits) associated with the shared employees.

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

The Company and Bennett Klein, CT Holdings' former Vice President of Business Development, agreed to terminate his employment with CT Holdings and his employment agreement was terminated effective March 1, 2000. In connection with the termination of his employment with CT Holdings and the termination of his employment agreement, Mr. Klein and CT Holdings entered into a Settlement and Release Agreement which provides, among other things, for the accelerated vesting of his 83,342 remaining options, the waiver of payment of the exercise price of those options, and Mr. Klein's forfeiture of any right to severance payments. The Settlement and Release Agreement also provides for Mr. Klein to perform certain financial consulting services for the Company (as an independent contractor).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 9, 2002, there were issued and outstanding approximately 49,829,608 shares of Common Stock. There is no other class of voting security of the Company issued or outstanding. The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of April 9, 2002 by
(i) each person known to the Company to own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors, named executive officers and other executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares to which the individual has the right to acquire within 60 days of April 9, 2002 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned and has an address of c/o CT Holdings, 8750 North Central Expressway, Suite 100, Dallas, Texas 75231.

                                                NUMBER OF    APPROXIMATE PERCENT
NAME AND ADDRESS                              SHARES OWNED         OF CLASS
----------------                              ------------   -------------------
Carl E. Banzhof (1)....................           209,401               *


Chris A. Economou (2)
150 North Federal Highway, Suite 210
Fort Lauderdale, Florida 33301.........           724,400             1.5

Mark Rogers (2)
751 Laurel St.  #19
San Carlos, California.................           651,500             1.3

Lawrence Lacerte (3)
5950 Sherry Lane #900
Dallas, Texas 75225....................         5,450,000            10.9

Phillip J. Romano (4)
Romano Concepts
1925 Cedar Springs, Suite 101
Dallas, Texas 75201....................         1,280,000             2.6

Dr. Axel Sawallich (5)
Beatrixgasse 3
1030 Vienna, Austria...................           162,144               *

Steven B. Solomon (6)..................        14,785,993            29.7

Thomas E. Oxley (7)
2727 South Ocean Blvd., #803
Highland Beach, FL 33487...............         3,544,800             7.1

All officers and directors
As a group (11 persons)(8).............        23,425,100            47.0

* Less than 1%

(1) Includes 137,500 shares of Common Stock subject to fully vested options and 12,500 shares of Common Stock subject to options vesting within 60 days of April 9, 2002 pursuant to options to purchase Common Stock and 2,000 shares owned by his spouse.

(2) Includes 250,000 shares of Common Stock subject to fully vested options.

(3) Includes 2,450,000 shares of Common Stock subject to fully vested options.

(4) Includes 750,000 shares of Common Stock subject to fully vested options.

(5) Includes 25,000 shares of Common Stock subject to fully vested options.

(6) Includes 3,125,000 shares of Common Stock subject to fully vested options and 375,000 shares of Common Stock subject to options vesting within 60 days of April 9, 2002. Includes 6,000,000 shares of CT Holdings common stock that may be issued in the event Mr. Solomon exercises his right to exchange 5,000,000 shares of Parago common stock.

(7) Includes 2,700,000 shares of Common Stock that may be issued upon conversion of a convertible promissory note.

(8) Includes 7,491,662 shares issuable pursuant to presently exercisable options or warrants and options or warrants exercisable within 60 days of April 9, 2002 held by all directors and executive officers as a group, and/or their affiliates, and 6,000,000 shares of CT Holdings Common Stock that may be issued in the event Mr. Solomon exercises his right to exchange 5,000,000 shares of Parago common stock for shares of CT Holdings Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of the material terms of the agreements and arrangements involving the Company and its subsidiaries.

AGREEMENTS RELATING TO THE CITADEL SECURITY SOFTWARE DISTRIBUTION

Prior to the distribution, CT Holdings will transfer the assets and liabilities related to its security software operations to Citadel. After the distribution, Citadel will be an independent, publicly traded company. CT Holdings will not own any shares of Citadel common stock, two CT Holdings directors, Steven B. Solomon and Philip Romano will serve on our board of directors and two CT Holdings officers, Steven B. Solomon and Richard Connelly, will serve as officers of Citadel. Following the distribution, Citadel's officers will also include three former CT Holdings officers, including Carl Banzhof, Michael Guillory, and Rick Speyer.

Citadel will enter into several agreements with CT Holdings to define their ongoing relationship after the distribution and to allocate tax and other specified liabilities and obligations arising from periods prior to the distribution date. Citadel entered into these agreements while it was still a wholly owned subsidiary of CT Holdings.

CT HOLDINGS' RELATED PARTY TRANSACTIONS

During fiscal year 2001 the Company received substantially all of its financing from related parties, primarily our CEO Steven B. Solomon and a director, Lawrence Lacerte. In addition in June 2001, two directors, Messrs. Solomon and Lacerte, funded and guaranteed CT Holdings' participation in the Parago bridge loan. In consideration for this funding and guarantees, CT Holdings has agreed to permit the directors to exchange up to 5,000,000 Parago shares into up to 6,000,000 shares of CT Holdings' common stock. In addition, Mr. Solomon has signed a personal guarantee for the office space that CT Holdings shares with Citadel.

From May 2000 to August 2000, the Company's Chief Executive Officer, Steven B. Solomon, loaned $780,000 to CT Holdings to assist with their working capital needs and to provide for $600,000 in bridge loans to River Logic. The entire balance was repaid by CT Holdings in August 2000.

In October 2000, CT Holdings with approval from its board of directors loaned $1.2 million to its Chief Executive Officer, Steven B. Solomon. The note receivable was due October 2001 and bore interest at 5% per year. The balance was repaid in full prior to its maturity in 2001, including payments of approximately $700,000 and approximately $506,000 in accrued salary and bonus due to him pursuant to his employment agreement. Further, during CT Holdings' evaluation and review of the non-cash compensation strategies available to continue to provide incentives to its Chief Executive Officer and to respond to changing equity market conditions, CT Holdings determined it would forgive a note receivable issued in connection with the exercise of stock options granted to the officer in the amount of $208,934. In June 2001, the Chief Executive Officer loaned CT Holdings approximately $855,000 in connection with the Parago bridge loan participation by CT Holdings.

Mr. Solomon is also a director of Parago and funded $4 million of his personal assets to Parago to assist with its working capital needs during the ten months ended December 31, 2000 and the year ended February 29, 2000. The amounts funded during each period were repaid in January and April 2001, respectively. Parago also provided Mr. Solomon with approximately $6.8 million in advances in April 2000 which was repaid during the same month.

At December 31, 2000, CT Holdings had $1,335,522 in notes receivable that were outstanding from employees and current and former CT Holdings directors (including Steven B. Solomon, Chris A. Economou and Mark Rogers), which notes have been fully reserved. A majority of these notes were due during the ten months ended December 31, 2000. The notes were issued in fiscal 1999 in connection with the exercise of stock options granted to the directors and employees. At the time of issuance the notes were issued with recourse, interest at 5%, and were collateralized by the shares of CT Holdings common stock held by the directors and employees. During CT Holdings' evaluation and review of the non-cash compensation strategies available to continue to provide incentives to these directors and employees and to respond to changing equity market conditions, CT Holdings determined it would forgive all such notes receivable. Consequently, CT Holdings recorded a provision to write off all of the notes receivable. Additionally, during the ten months ended December 31, 2000, the Company determined that it would forgive a $208,934 note receivable issued to the Company's CEO on connection with the exercise of stock options.

During the ten months ended December 31, 2000, the fiscal year ended February 29, 2000, and the fiscal year ended December 31, 2001 CT Holdings incurred legal fees in the amount of approximately $90,000, $86,000, and $60,000 respectively to a law firm in which David Wood, an attorney who was a former employee and is a relative of CT Holdings' Chief Executive Officer, Steven B. Solomon, is a partner. After leaving the Company, this law firm continued to provide legal services to the Company and subsequent to February 28, 1999, Mr. Wood joined Parago as an executive officer at a salary of $150,000 per year, from which position he resigned in October 2001.

During the ten months ended December 31, 2000, CT Holdings sold 2,500,000 restricted shares of its common stock to two of its directors, Messrs. Lacerte and Romano, in a private placement for proceeds of $2,500,000. During the year ended December 31, 2001, CT Holdings issued an 8% note payable to Lawrence Lacerte for a loan of $250,000 payable April 30, 2002. In addition, Steve Solomon advanced CT Holdings $290,330 in the year ended December 31, 2001.

CT Holdings also had a $130,000 note receivable due from an entity that one of the Company's directors, Mr. Romano, also serves on the board of directors of such entity. This note was converted into equity of this entity in 2001.



Citadel has no relationships with Parago, other than the following:

     . Steven B. Solomon, Citadel's Chief Executive Officer, is a director and shareholder of Parago,

     . Lawrence Lacerte, one of Citadel's directors, is a director and shareholder of Parago, and

     . CT Holdings owns approximately 1% of the outstanding shares of common stock of Parago.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1 Second Amended and Restated Plan of Merger dated February 29, 1996, by and between LoneStar Hospitality Corporation, LSHC Acquisition, Inc. and Citadel Computer Systems Incorporated (without exhibits) (incorporated by reference to
Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 29,
1996).

2.2 Purchase and Sale Agreement dated March 1, 1996, by and between the LoneStar Hospitality Corporation, LS Holding Corp. and Miami Subs USA, Inc. (without exhibits) (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated February 29, 1996).

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

10.12 Stock Purchase Agreement between the Company and Icarus Investments I, Ltd., dated May 27, 1998 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28,
1998).

10.13 Stock Purchase Agreement, dated March 11, 1999, among inLighten.com, Inc., 2-Lane Media, Inc., and the shareholders of 2-Lane Media, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999).

10.14 Stock Purchase Agreement, dated May 20, 1999, among inLighten.com, Inc., Forward Communications, Inc., FCI Services Inc., and the shareholders of Forward Communications, Inc. and FCI Services Inc. (incorporated by reference to Exhibit
2.1 to the Company's Current Report on Form 8-K filed June 3, 1999).

10.15 Agreement and Plan of Reorganization dated May 20, 1999, among inLighten.com, Inc., Forward Freight, Inc., and the shareholders of Forward Freight Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 3, 1999).

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

10.24* Form of Plan and Agreement of Distribution between the Company and Citadel Security Software Inc.

10.25* Form of Tax Disaffiliation Agreement between the Company and Citadel
       Security Software Inc.

10.26* Form of Transition Services Agreement between the Company and Citadel
       Security Software Inc.

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29,
2000).

*23.1  Consent of King Griffin & Adamson P.C.

* Filed herewith.

REPORTS ON FORM 8-K

On November 6, 2001 and November 20, 2001 the Company filed reports on form 8-K announcing the change in independent public accountants. See the discussion under Item 8. Changes in, and disagreements with, accountants on accounting and financial matters

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2002                        CT HOLDINGS, INC.



                                            By: /s/ STEVEN B. SOLOMON
                                                --------------------------------
                                                Steven B. Solomon, President and
                                                Chief Executive Officer

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


SIGNATURE                                         TITLE                     DATE


/s/ STEVEN B. SOLOMON
---------------------------------   President, Chief Executive Officer
Steven B. Solomon                   and Director                         April 15, 2002
                                    (Principal Executive Officer and
                                    Principal Accounting Officer)


/s/ LAWRENCE LACERTE
---------------------------------   Director                             April 15, 2002
Lawrence Lacerte


/s/ CHRIS A. ECONOMOU
---------------------------------   Director                             April 15, 2002
Chris A. Economou


/s/ MARK ROGERS
-----------------------             Director                             April 15, 2002
Mark Rogers


/s/ PHILLIP J. ROMANO
-----------------------             Director                             April 15, 2002
Phillip J. Romano


/s/ DR. AXEL SAWALLICH
-----------------------             Director                             April 15, 2002
Dr. Axel Sawallich

INDEX TO FINANCIAL STATEMENTS

  Report of Independent Certified Public Accountants                     F-2

  Balance Sheets as of December 31, 2001 and  2000                       F-3

  Statements of Operations for the year ended December 31, 2001
       and the ten months ended December 31, 2000                        F-4

  Statements of Stockholders' Equity for the year ended
       December 31, 2001 and the ten months ended December 31, 2000      F-5

  Statements of Cash Flows for the year ended December 31, 2001
       and the ten months ended December 31, 2000                        F-7

  Notes to  Financial Statements                                         F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
CT Holdings, Inc.

We have audited the accompanying balance sheets of CT Holdings, Inc. (the Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and the ten months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CT Holdings, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and the ten months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and has a significant working capital deficiency at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                          /S/ King Griffin & Adamson P.C.

Dallas, Texas
March 28, 2002

                                CT HOLDINGS, INC.

                                 BALANCE SHEETS

                                                             December 31,
                                                          2001           2000
                                                      ------------   ------------
ASSETS

CURRENT ASSETS
 Accrued interest receivable                                    --         45,250
 Notes receivable from related parties                          --        588,559
 Notes receivable from affiliates                               --        730,000
                                                      ------------   ------------
    Total current assets                                        --      1,363,809

INVESTMENT IN UNCONSOLIDATED AFFILIATES                  2,735,975      2,613,976

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS            241,767        728,074
                                                      ------------   ------------
                                                      $  2,917,742   $  4,705,859
                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                $    911,333   $    388,983
 Accrual for legal settlement                                   --      1,912,500
 Advances and notes payable to related parties             540,330        126,028
 Notes payable                                                  --         27,501
 Net current liabilities of discontinued operations        935,693        615,958
                                                      ------------   -----------
  Total current liabilities                              2,387,356      3,070,970

COMMITMENTS AND CONTINGENCIES (NOTE G)

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value;
   authorized, 1,000,000 shares; no shares
   issued or outstanding
 Common stock, $.01 par value;
   authorized, 60,000,000 shares; issued
   53,994,221 and 53,825,317 shares at
   December 31, 2001 and 2000                              539,943        538,254
 Additional paid-in capital                             56,429,100     56,383,496
 Accumulated deficit                                   (53,878,418)   (52,786,622)
 Treasury stock, at cost (4,164,613 common shares)      (2,500,239)    (2,500,239)
                                                      ------------   ------------
  Total stockholders' equity                               590,386      1,634,889
                                                      ------------   ------------
                                                      $  2,977,742   $  4,705,859
                                                      ============   ============

The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

                                                                     Ten Months
                                                      Year Ended       Ended
                                                     December 31,   December 31,
                                                         2001          2000
                                                     ------------   ------------
REVENUE                                               $        --    $        --

OPERATING EXPENSES
 General and administrative expenses                      735,379        505,310
 Forgiveness of notes due from related parties                 --      1,544,456
                                                      -----------    -----------
                                                          735,379      2,049,766
                                                      -----------    -----------
     Operating income (loss)                             (735,379)    (2,049,766)

OTHER INCOME (EXPENSE)
 Legal settlement reversal (accrual)                    1,912,500     (1,912,500)
 Equity in loss of unconsolidated affiliate                    --     (1,220,516)
 Writedown of investment in affiliate                    (360,000)            --
 Interest expense                                          (9,255)        (9,129)
 Interest income and other                                 64,319         59,954
 Writedown of note receivable from affiliate              (98,000)            --
                                                      -----------    -----------
                                                        1,509,564     (3,082,191)
                                                      -----------    -----------
 Income (loss) from continuing operations                 774,185     (5,131,957)
 Loss from discontinued operations                     (1,865,981)    (2,984,007)
                                                      -----------    -----------
     Net loss                                         $(1,091,796)   $(8,115,964)
                                                      ===========    ===========

Income (loss) per share data
 Continuing operations                                $      0.02    $     (0.11)
 Discontinued operations                                    (0.04)         (0.06)
                                                      -----------    -----------
Net loss                                              $     (0.02)   $     (0.17)
                                                      ===========    ===========
Weighted average shares outstanding                    49,733,710     47,643,782
                                                      ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Common Stock       Additional
                                                --------------------    paid-in     Accumulated
                                                  Shares     Amount     capital       deficit
                                                ----------  --------  -----------  ------------
Balances at March 1, 2000                       50,136,400  $501,365  $50,390,070  $(44,670,658)

Exercise of stock options and warrants              55,583       556       35,844            --

Issuance of common stock to related party for
cash                                             2,500,000    25,000    2,475,000            --

Equity increase in Parago                               --        --      393,166            --

Non-employee stock-based compensation                   --        --       30,440            --

Common stock issued in connection with
investment in unconsolidated affiliate           1,050,000    10,500    2,476,417            --

Stock issued to employee as severance upon
termination                                         83,334       833      582,559            --

Forgiveness of notes from related parties                                                    --

Net loss from operations                                --        --           --    (8,115,964)
                                                ----------  --------  -----------  ------------

Balances at December 31, 2000                   53,825,317  $538,254  $56,383,496  $(52,786,622)
                                                ==========  ========  ===========  ============

                                                 Treasury      Notes
                                                  stock      receivable     Total
                                               -----------  -----------  -----------
Balances at March 1, 2000                      $(2,500,239) $(1,335,522) $ 2,385,016

Exercise of stock options and warrants                  --           --       36,400

Issuance of common stock to related party for
cash                                                    --           --    2,500,000

Equity increase in subsidiary                           --           --      393,166

Non-employee stock-based compensation                   --           --       30,440

Common stock issued in connection with
investment in unconsolidated affiliate                  --           --    2,486,917

Stock issued to employee as severance upon
termination                                             --           --      583,392

Forgiveness of notes from related parties               --    1,335,522    1,335,522

Net loss from operations                                --           --   (8,115,964)
                                               -----------  -----------  -----------

Balances at December 31, 2000                  $(2,500,239)          --  $ 1,634,889
                                               ===========  ===========  ===========

                                CT HOLDINGS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY Continued

                                                     Common Stock      Additional
                                                --------------------    paid-in     Accumulated
                                                  Shares     Amount     capital       deficit
                                                ----------  --------  -----------  ------------
Balances at December 31, 2000                   53,825,317  $538,254  $56,383,496  $(52,786,622)

Exercise of stock warrants                         168,904     1,689       45,604

Net loss                                                --        --           --    (1,091,796)
                                                ----------  --------  -----------  ------------

Balances at December 31, 2001                   53,994,221  $539,943  $56,429,100  $(53,878,418)
                                                ==========  ========  ===========  ============

                                                 Treasury
                                                  stock        Total
                                               -----------  ----------
Balances at December 31, 2000                  $(2,500,239) $1,634,889

Exercise of stock warrants                                      47,293

Net loss                                                --  (1,091,796)
                                               -----------  ----------

Balances at December 31, 2001                  $(2,500,239) $  590,386
                                               ===========  ==========

The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                                                      Year Ended    Ten Months Ended
                                                     ------------   ----------------
                                                     December 31,     December 31,
                                                         2001             2000
                                                     ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net  loss                                         $(1,091,796)    $(8,115,964)
    Less net (loss) from discontinued operations        1,865,981       2,984,007
    Adjustments to reconcile net loss to
          net cash (used) provided by continuing
          operating activities:
          Writedown of investment in affiliate            360,000              --
          Writedown of note receivable from affiliate      98,000              --
          Equity in loss of unconsolidated
           affiliate                                           --       1,220,516
          Common stock and options issued
           as payment of expenses                              --          30,440
          Forgiveness of notes from related
           parties                                             --       1,544,456
          Noncash employee severance expense                   --         583,392
          Accrued compensation offset to
           notes receivable from related party                 --         506,000
          Accrual for legal settlement                 (1,912,500)      1,912,500
    Changes in operating assets and liabilities:
       Accrued interest receivable                         45,249         (45,249)
       Accounts payable and accrued expenses              522,352         103,882
       Payable to affiliate                                    --          54,729
       Other                                                   --           5,439
                                                      -----------     -----------
NET CASH (USED) PROVIDED BY OPERATIONS                   (112,714)        784,148

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease (increase) in notes receivable
      from related parties, net                           588,560      (1,100,000)
    Proceeds from certificate of deposit                       --         100,000
    Decrease (increase) in notes receivable from
      affiliates                                          150,000        (730,000)
    Additional investment in
          unconsolidated affiliates                            --        (127,059)
                                                      -----------     -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          738,560      (1,857,059)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable                             (27,501)       (103,312)
    Proceeds from notes payable                           250,000          47,479
    Proceeds from related party advances                  290,330         780,000
    Repayments to related party advances                 (126,029)       (780,000)
    Proceeds from issuance of common stock                 47,293       2,536,400
                                                      -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 434,093       2,480,567
                                                      -----------     -----------
NET CASH PROVIDED BY CONTINUING OPERATIONS              1,059,939       1,407,656
NET CASH USED BY DISCONTINUED OPERATIONS               (1,059,939)     (1,407,656)
                                                      -----------     -----------
Net change in cash                                             --              --
Cash at beginning of the period                                --              --
                                                      -----------     -----------
Cash at end of the period                             $        --     $        --
                                                      ===========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     As discussed in Notes A and E during 2001, the Company converted $450,000 of notes receivable from River Logic into River Logic preferred stock and a $130,000 note receivable from PerClick into an investment in Encore with a fair value of $32,000.

The accompanying notes are an integral part of these financial statements

                                CT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

CT Holdings, Inc. (the "Company" or "CT Holdings") provides management expertise including consulting on operations, marketing and strategic planning and a single source of capital to early stage technology companies. The Company previously operated under the name Citadel Technology Inc. and was incorporated in Delaware in 1992. At December 31, 2001 the Company held investments in Citadel Security Software Inc. ("Citadel"), Parago Inc. ("Parago"), River Logic Inc. ("River Logic") and Encore Telecommunications, Inc. ("Encore"). The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The anticipated growth in technology creates strong opportunities to increase shareholder value by investing in well-positioned early stage ventures. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies.

During 2001 the Company's percentage ownership in Parago was reduced to approximately 1% as a result of an additional private equity financing by Parago begun in December 2001 and completed in February 2002 in which the Company did not participate. The Company's investment in Parago was accounted for using the equity method through December 12, 2001 the date of the first closing of the financing. Subsequent to the financing the Company's investment has been accounted for using the cost method. See Investment in Unconsolidated Affiliates below. Parago was formed in 1999 as an application service provider ("ASP") and Internet based business process outsourcer that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, and customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines.

In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. ("River Logic"), which develops decision-support applications for industry. Using COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. The Company accounts for its investment in River Logic using the cost method.

In January 2002 CT Holdings filed a registration statement and in March and April 2002 filed amendments to the registration statement with the Securities and Exchange Commission ("SEC") to spin off as a separate public company its wholly owned subsidiary Citadel in a pro rata dividend distribution of the common stock of Citadel to CT Holdings' shareholders. (See the Citadel Security Software Distribution below.) The registration statement will become effective upon completion of the SEC's normal review procedures. Once effective, a declaration date will be set and the pro rata dividend distribution will be completed. The financial statements of its wholly owned subsidiary, Citadel, previously consolidated with the financial statements of the Company are presented in these financial statements as discontinued operations pursuant to the completion of the planned Distribution.

Citadel develops, markets and licenses security software products for both computer networks and desktop personal computers. Its integrated, easy-to-use software products enable network administrators to control access to network resources, automate routine network maintenance tasks, and automatically shutdown and restart servers and desktop PCs in the event of a network crash. These software products also enable individual PC users to control access to their desktops, secure files, and index and retrieve files stored in a variety of storage media. The Citadel software products are designed to reduce the direct and indirect costs of computer network operations, protect proprietary networks and information, and otherwise improve overall office productivity.

During 2001 the Company agreed to restructure a note receivable from Per Click.com Inc. ("PerClick") into an investment in Encore who acquired the assets of Per Click, including the Company's note.

Citadel Security Software Distribution

In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). The Distribution consists of one (1) share of Citadel common stock for every four (4) shares of CT Holdings (the Distribution Ratio) held by CT Holdings shareholders as of a record date to be determined following the effective date of a registration statement filed with the U.S. Securities and Exchange Commission ("SEC"). Following the Distribution, Citadel will be an independent company and CT Holdings will have no continuing ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes and is expected to be completed in the second quarter of 2002. The Distribution is subject to the registration statement being approved by the SEC. On the Distribution Date, CT Holdings and Citadel will enter into a series of agreements including a distribution agreement, a transition services agreement, a sublease agreement, an indemnity agreement and a tax disaffiliation agreement which will provide for, among other things, the principal corporate transactions required to effect the Distribution, to provide for an orderly transition to the status of two independent companies and to define the continuing relationship between Citadel and CT Holdings after the Distribution.

Pending Acquisition

On January 28, 2002 a letter of intent was signed to acquire American Natural Technology Sciences ("ANTS"), a developer of environmentally friendly pesticides for the control of fire ants and other insects. When the transaction is completed the acquisition will be accounted for as a purchase under the guidance of Statement of Financial Accounting Standards No. 141 - Business Combinations and Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets. Although the letter of intent has expired, the Company is continuing its due diligence process and may extend or renegotiate the terms of the letter of intent. The completion of the acquisition transaction is subject to, among other things, extending the letter of intent, the negotiation and execution of a definitive acquisition agreement, due diligence, and other customary closing conditions.

Fiscal Year

During 2000, CT Holdings changed its fiscal year end from February 28 to December 31. Therefore, the fiscal year ending December 31, 2000 is a transition period consisting of a ten month period from March 1, 2000 through December 31, 2000. The following table shows the Year ended December 31, 2001 and the comparative year ended December 31, 2000.

                                                             Year Ended
                                                     ---------------------------
                                                     December 31,   December 31,
                                                        2001           2000
                                                      (Audited)     (Unaudited)
                                                     ------------  -------------
Costs & expenses                                      $   735,379  $    638,532

Legal settlement accrual(reversal)                     (1,912,500)    1,912,500
Forgiveness of notes from related parties                      --     1,544,456
Equity in loss of unconsolidated affiliate                     --     4,658,781
Writedown of investment in affiliate                     (360,000)           --
Writedown of note receivable from
 affiliate                                                (98,000)           --
Net income from continuing operations                     774,185    (8,754,269)
Net loss from discontinued operations                  (1,865,981)   (4,985,723)
Net loss                                               (1,091,796)  (13,739,992)

Income (Loss) per common share:
   From continuing operations                         $      0.02   $     (0.11)
   From discontinued operations                             (0.04)        (0.06)

Liquidity

The Company has incurred recurring operating losses and has a significant working capital deficiency at December 31, 2001. Cash used in operations was approximately $113,000 during the year ended December 31, 2001. The Company had no cash balance at December 31, 2001 and current liabilities exceed current assets from continuing operations by approximately $2.4 million. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. During 2001 and 2000, related parties provided substantially all of this financing. Future cash may come from the realization of the value of our investments in Parago, River Logic and Encore however there can be no assurance that any value will ever be realized from these investments. (See below).

The Company's strategy of continuing to support and expand its business development activities requires the Company to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise $500 thousand to $1 million to support its incubator and business development activities through the remainder of 2002. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

The Company has made investments in entities that it believes may provide liquidity to the Company in the long term. The Company believes that the investment in Parago has been successful in that it has grown from the original $50,000 of equity provided by the Company with no revenue, to net revenue of approximately $26 million for the year ended December 31, 2001 (unaudited). As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. During 2001 the Company's percentage ownership in Parago was reduced to 1% as a result of an additional equity financing raised by Parago in December 2001. The Company believes, however, that the investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split) and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) may ultimately provide an appropriate return.

Similarly, the Company believes its investment in River Logic has also been successful. Since our initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April, 2001 River Logic obtained a significant strategic investment from the Intel 64 Fund, Cardinal Investments, eMed Ventures, and Mercury Ventures. As part of this equity financing, the Company converted $450,000 of demand notes receivable into River Logic Series C Preferred stock, the same equity instruments purchased by the other investees. The remainder of the notes receivable plus interest totaling approximately $216,000 was collected in April 2001. Similar to the investments into Parago, the Company recognized that this investment would be initially illiquid. The company's minority position in Encore is immaterial and is not expected to provide liquidity to the Company in the foreseeable future. While the Company is pleased with the performance of its investee companies to date, there can be no assurance that the Company will ever achieve liquidity for its investments.

There can be no assurance that management's plans will be successful or what other actions may become necessary. Until the Company is able to create liquidity from its investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, the Company will continue to require working capital to fund its own operating expenses. Although the Company has been successful raising capital in the past, the inability of the Company to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations and result in charges that could be material to the Company's business and results of operations.

Basis of Presentation

The accompanying consolidated financial statements of CT Holdings have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly all material intercompany transactions with its consolidated subsidiary and unconsolidated affiliates have been eliminated in consolidation pursuant to the applicable accounting principles for consolidation and the equity method of accounting. The balance sheet, results of operations and the cash flows of the Company's wholly owned subsidiary, Citadel are presented as discontinued operations due to the planned Distribution. Where appropriate, prior year amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Investment in Unconsolidated Affiliates

The Company holds investments in three companies, Parago, River Logic, and Encore. The Company records its investments under equity method or the cost method of accounting as applicable, and presents its investments in these companies on its balance sheets as Investment in Unconsolidated Affiliates and its share of the equity-method investee's losses, if applicable, on the statements of operations as Equity in Loss of Unconsolidated Affiliate. All significant intercompany accounts and transactions have been eliminated.

After a 1 for 1000 reverse stock split the Company holds 20,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) at December 31, 2001. In December 2001 Parago completed an equity financing of approximately $13.6 million of a total $15 million financing. Approximately $1.4 million of equity financing was closed in February 2002. As a result of the equity financing the Company's ownership percentage in Parago was reduced to approximately 1%. The Company's investment in Parago for the period from January 1, 2001 through December 12, 2001 and the ten months ended December 31, 2001 was accounted for under the equity method of accounting for investments and accordingly as a result of the Company's ownership falling below 20%, has been accounted for using the cost method of accounting beginning December 13, 2001. Under the cost method, the Company's share of income or loss of Parago is not included in the Compnay's Statements of operations. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. If the carrying value of the Company's net investment falls below zero, as it did during the ten months ended December 31, 2000, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the Company's ownership percentage exceeds 20% and the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized is recovered through its proportionate share of net income if Parago turns profitable.

During the second quarter of 2001 the Company, along with other investors in Parago, participated in a bridge loan financing transaction completed by Parago totalling $692,740 and guaranteed $1,406,472 of a bank term loan to Parago. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock the Company recognized a charge to earnings of $2,099,212 in June 2001. Upon closing of the Parago Equity Financing in December 2001 Parago repaid the bridge loan and the bank guarantee was released. As a result the Company reversed the $2,099,212 in the fourth quarter of 2001.

As the Company owned less than 20% of the ownership interest in River Logic at December 31, 2001 and 2000 the investment has been accounted for under the cost method of accounting. Under this method, the Company's share of the income or losses of River Logic is not included in the Company's statements of operations. The Company's investment in River Logic is $2,703,975 and $2,613,975 at December 31, 2001 and 2000, respectively.

In September 2000 the Company, as part of a group of investors, agreed to provide $130,000 of bridge financing to PerClick. The Company also signed a letter of intent to acquire a 40% ownership interest in PerClick but later decided not to proceed with the acquisition. The bridge loan was represented by a convertible demand note in the amount of $130,000 with an interest rate of 10% per annum. The convertible demand note was convertible into 130,000 shares of common stock of PerClick at anytime and at the option of the holder. In the first quarter of 2001 Vonova Corporation ("Vonova") acquired all of the equity of PerClick. Vonova signed a note guarantee agreeing to the terms and conditions of the PerClick note. In October 2001 Encore acquired the assets of Vonova. As part of the asset acquisition agreement CT Holdings agreed to exchange the note for an investment in Encore with a fair value of $32,000. Accordingly the Company reduced the value of its original note to $32,000 at December 31, 2001.

The Company periodically evaluates the investments in its investee companies for impairment based upon the prospects of the entity and the value of the investment when compared to other investments in the entity from other unrelated parties. If these factors indicate that an other than temporary impairment exists, then the Company will write down the value of the investment to its realizable value. At December 31, 2001 the Company determined that a writedown of $360,000 in its investment in River Logic was necessary based on the value ascribed to River Logic financing transactions during 2001. The investment in Parago was written down to zero during 2000 through equity accounted losses.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value typically represented by the future discounted cash flow associated with the asset.

Income Taxes

Deferred income tax expenses are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

Stock-Based Compensation

The Company has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note D regarding the pro forma net loss and earnings per share information as required by the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value due to the short maturity of these instruments.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options. Stock options and warrants to purchase 13,029,951 shares of common stock have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to FAS 121. FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.

The new standards described above have been evaluated and in the opinion of management, when adopted, will not have a material effect on the Company's future financial condition, results of operations, and accounting policies and practices.

NOTE B - DISCONTINUED OPERATIONS

In January 2002 Citadel filed a registration statement with the SEC to be spun off as a pro rata dividend distribution to shareholders of CT Holdings. (See the "Citadel Security Software Distribution") The operating results for the year ended December 31, 2001 and the ten months ended December 31, 2000 are as follows:

                                                                      Ten Months
                                                        Year Ended       Ended
                                                       December 31,   December 31,
                                                           2001           2000
                                                       ------------   ------------
Revenue                                                 $   580,039    $   460,985

Costs of revenue                                             26,459          8,310
Software amortization                                       594,923        783,444
Write-down of purchased software and
   capitalized software development costs                        --        230,643
                                                        -----------    -----------
                            Total costs of revenue          621,382      1,022,397

Selling, general and administrative expenses              1,610,922      2,174,362
Research and development expenses                           118,432        112,992
Depreciation expense                                         95,284        134,047
Other                                                            --          1,194
                                                        -----------    -----------
                            Total operating expenses      1,824,638      2,422,595

                                                        -----------    -----------
Operating loss                                           (1,865,981)    (2,984,007)
                                                        -----------    -----------

Provision for income taxes                                                      --
                                                        -----------    -----------
Net loss                                                $(1,865,981)   $(2,984,007)
                                                        ===========    ===========

At December 31, 2001 and 2000 the net current liabilities and the net long-term assets of Citadel were as follows:

                                                              December 31,
                                                             2001       2000
                                                         ----------   --------
Current assets
 Cash and cash equivalents                               $   75,030   $ 11,131
 Accounts receivable, net                                    24,222     54,794
 Inventory                                                       --     22,077
 Prepaid expenses                                            72,702     94,217
                                                         ----------   --------
Total current assets                                        171,954    182,219

Current liabilities
 Accounts payable and accrued expenses                      862,262    727,253
 Payroll tax obligations                                    245,385         --
 Note payable                                                    --     70,924
                                                         ----------   --------
Total current liabilities                                 1,107,647    798,177
                                                         ----------   --------
Net current liabilities of discontinued operations       $  935,693   $615,958
                                                         ==========   ========

Property and equipment, net                              $   43,006   $ 94,054
Purchased software, net                                          --    106,704
Capitalized software development costs, net                 174,110    485,221
Other assets                                                 24,651     42,095
                                                         ----------   --------
Net long-term assets of discontinued operations          $  241,767   $728,074
                                                         ==========   ========

NOTE C - INCOME TAXES

The significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          December 31,
                                                       2001           2000
                                                   -----------    -----------

Deferred tax assets (liabilities)
 Net operating loss carryforwards                  $   896,000    $ 1,305,000

 Investment in subsidiary                                   --         17,000

 Accounts payable and accrued expenses                 (25,000)            --
                                                   -----------    -----------
Total deferred tax assets, net                         871,000      1,322,000

Valuation allowance                                   (871,000)    (1,322,000)
                                                   -----------    -----------
Total deferred tax assets, net                     $        --    $        --
                                                   ===========    ===========

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to loss before provision for income taxes are as follows:

                                                          December 31,
                                                       2001           2000
                                                   -----------    -----------

Benefit computed at federal statutory rate         $   371,000    $ 2,800,000
Loss related to discontinued operations               (634,000)    (1,015,000)
Increase (decrease) in valuation allowance             329,000     (1,743,000)
Other                                                  (66,000)        42,000
                                                   -----------    -----------
                                                   $        --    $        --
                                                   ===========    ===========

For federal income tax purposes, at December 31, 2001 the Company had a net operating loss carryforward of approximately $30,600,000 of which approximately $28,000,000 is attributable to the net operating loss carryforward of Citadel shown as discontinued operations. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income through 2021. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE D - STOCK OPTIONS AND WARRANTS

The Company has issued stock options to purchase common stock to directors, employees and consultants. Options are granted at no less than fair value at date of grant. Generally, the options vest over no more than three years. Following is a summary of option transactions for the periods beginning March 1, 2000:

                                                Weighted
                                                 average
                                                exercise
                                                 price
                                     Shares     per share
                                   ----------   ---------

Outstanding at March 1, 2000        1,266,267     $3.07

Granted                               155,000      4.06
Exercised                            (107,667)     0.33
Expired or canceled                   (15,000)     3.00
                                   ----------

Outstanding at December 31, 2000    1,298,600      3.41

Granted                             9,990,000      0.25
Exercised                                  --
Expired or cancelled                 (610,250)     4.01
                                   ----------
Outstanding at December 31, 2001   10,678,350     $0.51
                                   ==========

Exercisable at December 31, 2000    1,202,386     $3.59
Exercisable at December 31, 2001    7,519,157     $0.63

The following table summarizes other information regarding stock options at December 31, 2001:

                                   Outstanding                   Exercisable
                      -----------------------------------   --------------------
                                    Weighted
                                     average
                                    remaining    Weighted               Weighted
                                   contractual    average                average
   Range of                           life       exercise               exercise
exercise prices         Shares     (in years)      price      Shares      price
---------------       ----------   -----------   --------   ---------   --------
$0.20 - 0.26           7,005,000       9.2         $0.20    4,182,082     $0.20
 0.32 - 0.67           3,100,350       8.6          0.39    2,765,350      0.40
 1.75 - 5.00             573,000       1.9          4.89      571,725      4.90
                      ----------                            ---------
                      10,678,350                   $0.51    7,519,157     $0.63
                      ==========                            =========

If the Company had recognized compensation expense based upon the fair value at the grant date for options granted to employees during the year ended December 31, 2001 and the ten months ended December 31, 2000, the pro forma effect on net loss and loss per share would have been as follows:

                                           Ten Months
                           Year Ended         Ended
                          December 31,    December 31,
                              2001            2000
                          ------------    ------------

Net loss
   As reported            $(1,091,796)    $(8,115,964)
   Pro forma               (2,242,946)     (8,761,035)
Loss per common share
   As reported                  (0.02)          (0.17)
   Pro forma                    (0.05)          (0.18)

The fair value of these options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                   Year       Ten Months
                                  Ended          Ended
                              ------------   ------------
                              December 31,   December 31,
                                  2001           2000
                              ------------   ------------

Expected volatility                 160%           124%
Risk-free interest rates           4.75%           5.7%
Dividend yield                        0%             0%
Expected option lives           5 years        5 years

The following summarizes the activity of warrants to purchase common stock for the year ended December 31, 2001 and the ten months ended December 31, 2000:

                                                    Weighted
                                                    average
                                      Shares     exercise price
                                    ----------   --------------

Outstanding at February 29, 2000     4,556,755       $3.55

Exercised                              (31,250)       0.89
                                    ----------       -----
Outstanding at December 31, 2000     4,525,505        2.68

Terminated and cancelled            (2,005,000)       3.36
Exercised                             (168,904)       0.28
                                    ----------       -----
Outstanding at December 31, 2001     2,351,601       $3.95
                                    ==========       =====

All the outstanding warrants are exercisable at December 31, 2001 and 2000 expire at varying times through September 2003.

NOTE E. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Parago Investment

In the quarter ending May 31, 1999, the Company accounted for its investment in Parago under the consolidation method. Through subsequent sale and distribution by Parago of shares of its common stock, the Company's ownership was reduced below 50% in July 1999. In December 2001 Parago closed approximately $13.6 million of a $15 million equity financing. Approximately $1.4 million of equity financing was closed in February 2002. As a result of this equity financing, the Company's ownership percentage in Parago was reduced to approximately 1% of the capital stock outstanding. Accordingly, beginning July 1999 and through December 12, 2001, the Company accounted for its investment in Parago under the equity method of accounting. Following the December 2001 equity financing transaction the Company accounted for its investment in Parago under the cost method of accounting.

In May 2001, Parago obtained a Term Loan from Comerica Bank--Texas (Comerica) in the principal amount of $8.0 million. The funds from the Term Loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. Parago repaid the Term Loan with proceeds from the sale of shares of a the Series E Stock preferred stock issued in December 2001. As a condition to the extension of the Term Loan, Comerica required a guarantee of Parago's obligations under the Term Loan from certain affiliates of TH Lee.Putnam Internet Partners, L.P. (collectively, "TH Lee"), which own shares of Parago's Series C Convertible Preferred Stock ("Series C Stock") and Series D Convertible Preferred Stock ("Series D Stock"), common stock and certain warrants. TH Lee executed the Guaranty in consideration of its receipt of 110,000 warrants to purchase shares of Parago's Series A-3 Preferred Stock, convertible into 11,000,000 shares of Parago common stock, a new series of preferred stock that was created in connection with the bridge loan and guaranty transaction, and, in the event that TH Lee is called upon to make payment under the Guaranty, its receipt of shares of Series A-1 Stock and Series A-2 Stock, two new series of preferred stock the issuance of which could have the effect of substantially diluting Parago's existing stockholders, including CT Holdings, in the event such holders do not participate in the guaranty.

Parago securityholders (including CT Holdings) who met the required suitability criteria were offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest. In the event that TH Lee was required to pay all or a portion of the Term Loan under the Guaranty, those offerees who had participated in the offering and paid their pro rata portion of the Guaranty when it would have been due would maintain their percentage equity ownership in Parago, while those offerees who did not participate in the offering, and those participants who failed to make their Guaranty payments when due, would be substantially diluted. If offerees holding a significant portion of Parago's current equity ownership failed to make their Guaranty payments when due, had they become due, then TH Lee would gain a controlling interest in Parago as a result of the transactions. CT Holdings participated in this offering. Pursuant to the participation in the Parago bridge loan guaranty the Company was required under the equity method of accounting to recognize equity in losses equal to its cash participation of $692,739 and the Company's share of the guaranty of $1,406,472 in May 2001. Following the Parago equity financing in December 2001 the $692,739 loan was repaid and the $1,406,472 loan guarantee was released. Accordingly the adjustment to equity in losses of $2,099,211 was reversed in December 2001.

At December 31, 2001 following a 1 for 1000 reverse stock split the Company held 20,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock). In addition after consideration of the effect of the 1 for 1000 reverse stock split the Company holds warrants to purchase 28.87490 shares of Series A-3 Preferred Stock, convertible into 2,887.49 shares of Parago common stock, issued in connection with the guarantee participation. The warrants expire on the earlier of the filing of a registration statement for an initial public offering or after January 9, 2004.

The Company has also agreed to convert shares of Parago common stock issued in connection with a 1999 acquisition by Parago into up to 500,000 of the Company's common shares at the option of the acquired entity's shareholders. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, the Company may be required at the option of such stockholders to issue up to 414,000 shares of the Company's common stock. In consideration of certain of its directors' funding of the Company's participation in the Parago bridge loan, the Company has agreed to permit the directors to exchange up to 5,000,000 prereverse stock split Parago shares into up to 6,000,000 shares of the Company's common stock.

The following is the unaudited condensed financial information of Parago at December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000:

                                              December 31,
                                      ------------------------------
Unaudited Summarized Balance Sheet       2001               2000
----------------------------------    -----------        -----------

Current assets                        $33,315,469        $29,416,701
Noncurrent assets                      20,989,881         24,724,368
                                      -----------        -----------
         Total assets                 $54,305,350        $54,141,069
                                      ===========        ===========

Current liabilities                   $33,300,368        $30,768,193
Long-term debt and capital
         lease obligations              1,598,041          2,390,910
                                      -----------        -----------
         Total liabilities             34,898,409         33,159,103
                                      -----------        -----------
Capital Stock and paid in capital     109,705,836          2,000,000
Accumulated deficit                   (90,303,444)        18,981,966
                                      -----------        -----------
                                      $54,305,350        $54,141,069
                                      ===========        ===========

Unaudited Summarized                     Years Ended December 31,
   Results of Operations                 2001                2000
------------------------             ------------        -----------
       Revenues                      $ 26,002,852        $17,075,779
       Operating expenses              33,192,403         40,397,689
       Loss on sale of assets                  --          1,786,135
       Operating loss                 (16,922,364)       (30,416,577)
       Net loss                       (19,897,890)       (32,449,476)

River Logic Investment

In May 2000, the Company made an investment in River Logic by acquiring shares of River Logic common stock from several existing shareholders in exchange for 333,333 shares of CT Holdings common stock. The Company also acquired shares of River Logic Series A Convertible Preferred Stock ("Series A") in exchange for assets acquired from a third party for 666,667 shares of CT Holdings common stock. In addition, the Company made two bridge loans totaling $600,000 to River Logic. The bridge loans were convertible into shares of River Logic capital stock. The Company also incurred cash expenses for professional fees related to these transactions and issued 50,000 shares of CT Holdings common stock to a consultant for identifying the investment. After the closing of the transaction the consultant became Chief Operating Officer of River Logic and was granted 100,000 fully vested stock options to purchase CT Holdings common stock at $5 per share which was above the fair market value at the date of issuance. As a result of these transactions, the Company recorded an investment in River Logic of approximately $2,614,000 plus notes receivable from affiliate for the $600,000 in bridge loans.

In April 2001, River Logic issued shares of Series C Convertible Preferred Stock ("Series C") in return for a venture capital investment from the Intel 64 Fund, Cardinal Investment, Inc. eMed Ventures and Mercury Ventures. In connection with this investment, the Company converted $450,000 of principal in the bridge loans into shares of Series C and received approximately $216,000 of cash from River Logic representing the payment of the remaining bridge loan principal plus interest.

The Company periodically evaluates the carrying value of its ownership interests in its investee companies taking into consideration, among other factors, the investee company's valuation following a recent infusion of capital. The Series C preferred stock financing in April 2001 reflected a valuation below the carrying value River Logic. Since River Logic is an early stage company, has a history of operating losses and may require additional funding to attain profitability the Company made an assessment of the fair value of its investment in River Logic and determined that the carrying value of its investment had a fair value of approximately $2,700,000 and accordingly reduced the carrying value by $360,000.

At December 31, 2001 the Company owns approximately 12% of River Logic based on its ownership of River Logic common stock plus its ownership of shares of Series A and Series C preferred stock as if converted into shares of common stock. Since the Company's ownership percentage is less than 20% the investment in River Logic is accounted for using the cost method of accounting for investments in common stock.

Investment in Encore (formerly PerClick)

PerClick developed and marketed billing and customer management software to Internet telephony service providers. PerClick's strategy was to act as an ASP or service bureau for companies in this market segment, providing turnkey hardware and software support for its clients. PerClick supports voice over internet protocol ("VoIP") and voice over Net ("VON") services for carriers, telephone companies, Internet service providers and Internet telephony service providers with products and services designed to provide comprehensive customer management, billing and other solutions. At December 31, 2000 the Company held a $130,000, 10% bearing convertible note with a conversion price of $1 per share. In January 2001 the Company received notice of the acquisition of PerClick by Vonova. Encore subsequently acquired Vonova's net assets, including the Company's note. As part of this acquisition the Company agreed to restructure the note into an investment in Encore with a fair value of $32,000.

NOTE F - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001 CT Holdings issued an 8% note payable to a director for $250,000 payable April 30, 2002. In addition the CEO of the Company advanced the Company $290,330 to fund operations.

In June 2001, two directors funded and guaranteed CT Holdings' participation in the Parago bridge loan. In consideration for this funding and guarantees, CT Holdings has agreed to permit the directors to exchange up to 5,000,000 pre reverse stock split Parago shares into up to 6,000,000 shares of CT Holdings' common stock.

From May 2000 to August 2000, the Company's Chief Executive Officer loaned $780,000 to the Company to assist with working capital needs and provide for the $600,000 in bridge loans to River Logic. The entire $780,000 was repaid by the Company in August 2000.

In October 2000, the Company with approval from the board of directors loaned $1.2 million to the Chief Executive Officer. The note receivable is callable after April 2, 2001 and bears interest at 5% per year. The balance at December 31, 2000 is approximately $589,000, which is net of payments of approximately $100,000 and approximately $506,000 in accrued salary and bonus due to him pursuant to the CEO's employment agreement. The note was paid in full during 2001. Further, during the Company's evaluation and review of the non-cash compensation strategies available to continue to provide incentives to the Chief Executive Officer and to respond to changing equity market conditions, the Company determined it would forgive a note receivable issued in connection with the exercise of stock options granted to the officer in the amount of $208,934 during 2000.

The Chief Executive Officer is also a director of Parago and funded $4 million of his personal assets to Parago to assist with its working capital needs during the ten months ended December 31, 2000. The amounts funded were repaid in April 2001, respectively. Parago also provided the Chief Executive Officer with approximately $6.8 million in advances in April 2000 which was repaid during the same month.

At December 31, 2000, the Company had $1,335,522 in notes receivable that were outstanding from current and former directors and employees which were written off during the period ended December 31, 2000 have been fully reserved. A majority of these notes were due during the ten months ended December 31, 2000. The notes were issued in fiscal 1999 in connection with the exercise of stock options granted to the directors and employees. At the time of issuance the notes were issued with recourse, interest at 5%, and were collateralized by the Company's common stock held by the directors and employees. During the Company's evaluation and review of the non-cash compensation strategies available to continue to provide incentives to these directors and employees and to respond to changing equity market conditions, the Company determined it would forgive all such notes receivable. Consequently, the Company recorded a provision to write off all of the notes receivable.

During the fiscal year ended December 31, 2001 and the ten months ended December 31, 2000 CT Holdings incurred legal fees in the amount of approximately $60,000, and $90,000 respectively to an attorney who was a former employee and is a relative of CT Holdings' Chief Executive Officer.

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

Bennet S. Klein, the Company's former Vice President of Business Development, resigned the Company and his employment agreement was terminated effective as of March 1, 2000. In connection with his resignation, the executive and the Company entered into a Settlement and Release Agreement which provided for the executive to forego the remaining compensation due him under his employment agreement in exchange for the Company's agreement to accelerate the vesting of his remaining stock options and to pay the exercise price related to those shares. The acceleration of vesting and forgiveness of the exercise cost resulted in $583,392 of compensation expense based on the fair market value of the Company's stock on the date of termination during the period ended December 31, 2010.

During the ten months ended December 31, 2000, the Company sold 2,500,000 restricted shares of its common stock to two of its directors under a private placement for proceeds of $2,500,000.

At December 31, 2000 the Company had a $130,000 note receivable due from PerClick that one of the Company's directors also served on the board of directors of such entity. This note was converted into an investment in Encore as part of Encore's acquisition of the assets of PerClick.

Parago

On January 7, 1999, the Company acquired an investment in Parago common stock in an organizational subscription for an aggregate purchase price of $50,000 and sharing of the Company's resources, including personnel, administrative and financial resources. The Company continued to provide these resources to Parago through June 30, 1999. In consideration for these resources, the Company allocated a portion of its overhead costs related to these services to Parago. These allocated expenses, totaling approximately $141,000, were recognized by Parago as a contribution to equity, as the services were provided in connection with the Company's initial equity investment.

Until March 31, 2002 the Company subleased a portion of its headquarters' office space to Parago and remained fully obligated on such lease. Approximately, $360,000 in the year ended December 31, 2001 and approximately $300,000 for the ten months ended December 31, 2000 was paid directly by Parago to the Company's lessor based upon square footage utilized by Parago. In March Citadel entered into a sublease agreement for office space and the Company will share office space with Citadel. Citadel will be reimbursed for the cost of this space pursuant to a transition services agreement to be negotiated and finalized prior to the Citadel Security Software Distribution. (See Note G) During the fiscal year ended February 29, 2000, the Company borrowed cash from Parago to cover short-term cash requirements. As a result, the Company issued promissory notes to Parago for approximately $571,299 for its initial investment of $50,000 in Parago and sharing of other cash disbursements made to assist the Company in meeting short-term cash requirements. The promissory notes are secured by 300,000 shares of Parago common stock, are due on demand and bear interest at five percent. The balance of the notes at December 31, 2000 is $71,299. At December 31, 2000 the Company also owes Parago $54,729 for various resources the equity investee provided to the Company. Both amounts were repaid during 2001.

During the ten months ended December 31, 2000, the Company provided $900,000 in funding to Parago to cover the equity investee's working capital needs, and the entire amount was repaid during the period ended December 31, 2000.

During the ten months ended December 31, 2000, one of the Company's directors who is also a director of Parago funded $2 million to Parago to provide interim working capital. All of the $2 million was repaid by December 31, 2000. Two of the Company's directors also have approximately $52,000 of notes receivable due to Parago in aggregate at December 31, 2000 which were repaid during 2001.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under noncancellable operating lease agreements expiring at various dates through 2002. Future minimum lease payments under these leases at December 31, 2001 are $51,062. There are no minimum lease commitments beyond 2002.

Rental expense totaled $13,582 and $11,629 for the year ended December 31, 2001 and ten months ended December 31, 2000, respectively. The Company's lease for office space expired in March 2002. The Company will share space with Citadel Security Software under a transition services agreement that will be entered into as part of the Citadel Security Software Distribution. Subject to the negotiation and acceptance of final terms and as a part of the transition services agreement with Citadel it is anticipated that the Company will be obligated to pay Citadel approximately $20,000 per month as an administrative fee covering the costs of shared employees, office space and overhead expenses.

In August 1998, Janssen-Meyers Associates L.P. (JMA) filed a lawsuit against the Company arising out of an alleged 1995 contract with the Company's predecessor (Old Citadel). The suit alleged that Old Citadel breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Old Citadel. As its damages, JMA claimed that it was entitled to, among other things, the cash value of warrants to purchase 1.8 million shares of CT Holdings common stock at an exercise price of $0.89 per share, valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. The Company removed the case to federal court in the Southern District of New York.

Following mediation in July 2000, the Company entered into a settlement term sheet, to attempt to resolve the disputes between it and JMA, pursuant to which the Company and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of the Company's common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of both parties. As a result, the Company recorded approximately $1,912,500 ($1.5 million in cash and 300,000 shares of the Company's Common Stock at the market price of $1.375 per share) as a nonrecurring charge related to the settlement of the litigation in the ten months ended December 31, 2000.

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. Given these events, including the dismissal of the lawsuit and the failure of the plaintiffs to refile a lawsuit for more than one year after the date of the dismissal, the Company, in the year ended December 31, 2001, reversed the nonrecurring charge that the Company had previously recorded related to the settlement of the lawsuit.

In June 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used and asserted damages between $300,000 and $1,500,000. CT Holdings believes that the claims asserted by the Fergusons are without merit and will vigorously defend the claims. The case is set for trial on April 22, 2002.

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement ("the Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,049. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and CT Holdings expects that this matter will be referred to binding arbitration in the second quarter of 2002. The Company has recorded a liability of $101,049 at December 31, 2001 and 2000 related to this lawsuit. As part of the Distribution, the Company anticipates that Citadel will assume responsibility for this lawsuit, although there can be no assurance that we will be released from the lawsuit. Although there can be no assurance that the Company will be released from the lawsuit.

At this time, the Company is unable to predict the ultimate outcome of some of these suits, the costs associated with defending the claims and pursuing counterclaims, and monetary compensation awarded, if any. The Company has, when appropriate, recorded its current estimate of the amounts necessary to settle the litigation.

The Company is also involved in other litigation, however the Company does not believe the outcome of such litigation will be material to the Company's financial condition or results of operations.

The Company may become involved from time to time in litigation on various matters which are routine in conducting its business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations, though any adverse decision in these cases or the costs of defending or settling such claims could have a material adverse effect on the Company's operations.

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

10.2 Stock Purchase Agreement, dated August 16, 1996, among the Company, Kent- Marsh Ltd., Inc., Bob Wesolek and Vance Nesbitt. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed September 3, 1996).

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

10.24* Form of Plan and Agreement of Distribution between the Company and Citadel Security Software Inc.

10.25* Form of Tax Disaffiliation Agreement between the Company and Citadel Security Software Inc.

10.26* Form of Transition Services Agreement between the Company and Citadel Security Software Inc.

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

*23.1     Consent of King Griffin Adamson P.C.