Form 10QSB
period 2002-03-31
CT HOLDINGS INC
filed 2002-05-20
CIK 752789

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For The Transition Period From           To
                                             ---------    ---------

                         Commission File Number: 0-08718

                                CT HOLDINGS, INC.
        (Exact Name of Small Business Issuer As Specified In Its Charter)

         DELAWARE                                   75-2432001
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                     8750 N. CENTRAL EXPRESSWAY, SUITE 100,
                                DALLAS, TX 75231
                    (Address of Principal Executive Offices)

                                 (214) 520-9292
                           (Issuer's Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes[X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                              Outstanding at May 16, 2002
Common Stock, Par value $.01 per share                  58,320,414

          Transitional Small Business Disclosure Format Yes [ ] No [X]

                                CT HOLDINGS, INC.
                                   FORM 10-QSB
                      Quarterly Period Ended March 31, 2002

                                Table of Contents

                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Balance Sheets as of
                  March 31, 2002 (unaudited) and December 31, 2001............3

         Unaudited Statements of Operations for the three months
                  ended March 31, 2002 and 2001...............................4

         Unaudited Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001...............................5

         Notes to Interim Financial Statements................................6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................39

Item 2.  Changes in Securities and Use of Proceeds...........................39

Signatures...................................................................40

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                CT HOLDINGS, INC.
                                 BALANCE SHEETS

                                                                  March 31,
                                                                    2002        December 31,
                                                                 (unaudited)       2001
                                                                 ------------   ------------
                      ASSETS
                      ------

INVESTMENT IN UNCONSOLIDATED AFFILIATES                          $  2,735,975   $  2,735,975

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                       358,377        241,767
                                                                 ------------   ------------
                                                                 $  3,094,352   $  2,977,742
                                                                 ============   ============
     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
     ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $  1,242,999   $    911,333
  Advances and notes payable to related parties                       600,396        540,330
  Convertible note payable to shareholder                             300,000             --
  Net current liabilities of discontinued operations                1,551,074        935,693
                                                                 ------------   ------------
   Total current liabilities                                        3,694,469      2,387,356

COMMITMENTS AND CONTINGENCIES (NOTE D)

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred stock - $.01 par value; 1,000,000
     shares authorized; no shares issued or outstanding
     at March 31, 2002 and December 31, 2001
  Common stock - $.01 par value; 60,000,000 shares authorized;
     54,006,721 and 53,994,221 shares issued at March 31, 2002
     and December 31, 2001                                            540,067        539,943
  Additional paid-in capital                                       56,458,775     56,429,100
  Accumulated deficit                                             (55,098,720)   (53,878,418)
  Treasury stock at cost (4,164,613 common shares)                 (2,500,239)    (2,500,239)
                                                                 ------------   ------------
  Stockholders' (deficit) equity                                     (600,117)       590,386
                                                                 ------------   ------------
                                                                 $  3,094,352   $  2,977,742
                                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                               CT HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             March 31,
                                                         2002          2001
                                                     -----------   -----------
Revenue                                              $        --   $        --

General and administrative expenses                      454,070       161,440
Interest expense                                          37,932         4,507
Interest income                                               --       (21,250)
                                                     -----------   -----------
Loss from continuing operations                         (492,002)     (144,697)
Costs in connection with spin off of subsidiary         (158,717)           --
Loss from discontinued operations                       (569,582)     (509,779)
                                                     -----------   -----------
Net loss                                             $(1,220,301)  $  (654,476)
                                                     ===========   ===========
Weighted average common shares outstanding - basic
   and diluted                                        49,834,747    49,660,704
                                                     ===========   ===========
Net loss per share - basic and diluted
 Continuing operations                               $     (0.01)  $        --
 Discontinued operations                                   (0.01)        (0.01)
                                                     -----------   -----------
                                                     $     (0.02)  $     (0.01)
                                                     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                March 31,
                                                         ------------------------
                                                            2002          2001
                                                         -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                $(1,220,301)   $(654,476)
 Less net loss from discontinued operations                  569,582      509,779
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Beneficial conversion feature of convertible debt
      recognized as interest expense                          25,650           --
    Common stock issued in lieu of cash for services           4,148           --
 Changes in operating assets and liabilities
    Other receivables                                             --      (21,250)
    Accounts payable and accrued expenses                    331,666      191,357
    Payable to affiliate                                          --      (28,447)
                                                         -----------    ---------
 NET CASH USED IN OPERATING ACTIVITIES                      (289,255)      (3,037)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from notes receivable from related parties              --       78,500

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from convertible note payable to shareholder       300,000           --
 Proceeds from notes payable from related parties            219,000           --
 Payments on notes payable to related parties               (158,934)          --
                                                         -----------    ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                   360,066           --

 Net cash provided by continuing operations                   70,811       75,463
 Net cash used by discontinued operations                    (70,811)     (75,463)
                                                         -----------    ---------
 Net change in cash                                               --           --
 Cash and cash equivalents at the beginning
   of the period                                                  --           --
                                                         -----------    ---------
 Cash and cash equivalents at the end of the period      $        --    $      --
                                                         ===========    =========

   The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of CT Holdings. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2001 and the ten months ended December 31, 2000, included in CT Holdings' Form 10-KSB for the fiscal year ended December 31, 2001 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

All material intercompany transactions with its consolidated subsidiary and unconsolidated affiliates have been eliminated pursuant to the applicable accounting principles for consolidation and the equity method of accounting. The balance sheet, results of operations and the cash flows of the Company's wholly owned subsidiary, Citadel Security Software Inc. are presented as discontinued operations due to the planned Distribution discussed under Citadel Security Software Distribution. Where appropriate, prior year amounts have been reclassified to conform to the current period presentation

Nature of Business

CT Holdings, Inc. (the "Company" or "CT Holdings") provides management expertise including consulting on operations, marketing and strategic planning and a source of capital to early stage technology companies. The Company previously operated under the name Citadel Technology Inc. and was incorporated in Delaware in 1992. At March 31, 2002 the Company held investments in Citadel Security Software Inc. ("Citadel") a wholly owned subsidiary, Parago Inc. ("Parago"), River Logic Inc. ("River Logic") and Encore Telecommunications, Inc. ("Encore"). The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The anticipated growth in technology creates strong opportunities to increase shareholder value by investing in early stage ventures well-positioned in their market or holding unique technology. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger, spin-off or initial public offering of the investee companies.

At March 31, 2002 the Company held a 100% investment in Citadel Security Software and in January 2002 filed a registration statement and in March and April 2002 filed amendments to the registration statement with the SEC to spin off Citadel as a separate public company in a pro rata dividend distribution of the common stock of Citadel to CT Holdings' shareholders. (See the Citadel Security Software Distribution below.) The registration statement is effective and the distribution of shares in Citadel will occur on or about May 17, 2002. While Citadel operates its security software business as a stand-alone company, the assets, liabilities, revenue and expense, previously consolidated with the financial statements of the Company are presented in these financial statements as discontinued operations at March 31, 2002 and for the three months ended March 31, 2002 and 2001.

Citadel develops, markets and licenses its product line of desktop and network security software products that address security inside the firewall, a growing segment within the software industry. The Company's security software products are generally licensed for perpetual use on standalone personal computers or on single or multiple networks, across single or multiple customer computing sites. Citadel's software products, Hercules, WinShield Secure PC and NetOFF, provide the flexibility and scalability that security administrators demand for automating the remediation of security vulnerabilities and for managing security policies within computing environments.

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

These security software tools operate inside the firewall and are designed to secure computers and networks against unauthorized configuration changes, unapproved software installations and other causes of security vulnerabilities in computing systems.

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

During 2001 the Company's percentage ownership in Parago was reduced to approximately 1% as a result of an additional private equity financing by Parago begun in December 2001 and completed in February 2002 in which the Company chose not to participate. The Company's investment in Parago had been accounted for using the equity method through December 12, 2001, the date of the first closing of the financing. Subsequent to the this financing, the Company's investment has been accounted for using the cost method.

In May 2000, CT Holdings acquired a minority interest in River Logic, which develops decision-support applications for industry. Using a technology developed by River Logic known as COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. The Company holds approximately 12% of River Logic and accounts for its investment in River Logic using the cost method.

The Company also holds a small minority investment in Encore Telecommunications Inc. following the restructure of a loan the Company made to an entity whose assets were acquired by Encore.

Citadel Security Software Distribution

In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). The Distribution consists of one (1) share of Citadel common stock for every four (4) shares of CT Holdings (the "Distribution Ratio") held by CT Holdings shareholders as of May 6, 2002 (the "Record Date). Following the Distribution on May 17, 2002 (the "Distribution Date"), Citadel will be an independent company and CT Holdings will have no continuing ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes. On the Distribution Date, CT Holdings and Citadel will enter into a series of agreements including a distribution agreement, a transition services agreement, an indemnity agreement and a tax disaffiliation agreement which will provide for, among other things, the principal corporate transactions required to effect the Distribution, to provide for an orderly transition to the status of two independent companies and to define the continuing relationship between Citadel and CT Holdings after the Distribution.

Liquidity

The Company has incurred recurring operating losses and has a significant working capital deficiency at March 31, 2002. Cash used in operations was approximately $289,000 during the three months ended March 31, 2002. The Company had no cash balance at March 31, 2002 and current liabilities from continuing operations exceed current assets from continuing operations by approximately $2.1 million. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties.

In May 2002 the Company negotiated the settlement of approximately $826,000 of operating liabilities in exchange for 1,575,000 shares of common stock of the Company. The creditors associated with these liabilities are shareholders of record on the Record Date and will receive the dividend of the Citadel common stock to be distributed on or about May 17, 2002. The settlement transactions will be accounted for pursuant to FAS 15 -

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

Accounting for Debtors and Creditors for Troubled Debt Restructurings and accordingly a net gain or loss on the restructuring of payables representing the difference between the fair value of the Company's common stock issued and the recorded value of the liability will be recorded. This gain of approximately $433,000 will be recorded during the second quarter of 2002. The fair value of the Company's common stock has been determined as the closing price ($0.25) on May 1, 2002, the day before the ex-dividend date, the last day the Company's common stock was traded and quoted with the value of the dividend included.

The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. During the quarter ended March 31, 2002, related parties provided substantially all of this financing. Future cash may come from the realization of the value of our investments in Parago, River Logic and Encore, although there can be no assurance that any value will ever be realized from these investments.

The Company's strategy of continuing to support and expand its business development activities will not generate positive cash flow in the foreseeable future. The complete implementation of this element of this strategy requires the Company to obtain additional capital. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise $500 thousand to $1 million to support its incubator and business development activities through the remainder of 2002. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

The Company has made investments in entities that it believes may provide liquidity to the Company in the long term. The Company believes that its investment in Parago has been successful with Parago having had no revenue at the time of the Company's initial $50,000 equity investment, growing to net revenue of approximately $26 million for the year ended December 31, 2001. As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. During 2001 the Company's percentage ownership in Parago was reduced to approximately 1% as a result of an additional equity financing raised by Parago in December 2001. The Company believes, however, that its remaining investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split) and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) may ultimately provide an appropriate return.

Similarly, the Company believes its investment in River Logic has also been successful. Since the initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April, 2001 River Logic obtained a significant strategic investment from the Intel 64 Fund, Cardinal Investments, eMed Ventures, and Mercury Ventures. Similar to the investments in Parago, the Company recognized that this investment would be initially illiquid. The Company's minority position in Encore is immaterial and is not expected to provide liquidity to the Company in the foreseeable future. While the Company is pleased with the performance of its investee companies to date, there can be no assurance that the Company will ever achieve liquidity for its investments.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Investment in Unconsolidated Affiliates

The Company holds investments in three unconsolidated affiliate companies, Parago, River Logic, and Encore. The Company records its investments under the equity method or the cost method of accounting as applicable, and presents its investments in these companies on its balance sheets as Investment in Unconsolidated Affiliates and its share of the equity-method investee's losses, if applicable, on the statements of operations as Equity in Loss of Unconsolidated Affiliate. All significant intercompany accounts and transactions have been eliminated.

After a 1 for 1000 reverse stock split the Company holds 20,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) at March 31, 2002. In December 2001 Parago completed an equity financing of approximately $13.6 million of a total $15 million financing. Approximately $1.4 million of equity financing was closed in February 2002. As a result of the equity financing the Company's ownership percentage in Parago was reduced to approximately 1%. The Company's investment in Parago for the period from January 1, 2001 through December 12, 2001 was accounted for under the equity method of accounting for investments and accordingly as a result of the Company's ownership falling below 20%, has been accounted for using the cost method of accounting for equity investments beginning December 13, 2001. Under the cost method, the Company's share of income or loss of Parago is not included in the Company's statements of operations. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. If the carrying value of the Company's net investment falls below zero, as it did during the ten months ended December 31, 2000, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the Company's ownership percentage exceeds 20% and the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized is recovered through its proportionate share of net income if Parago turns profitable.

During the second quarter of 2001 the Company, along with other investors in Parago, participated in a bridge loan financing of Parago in the amount of $692,740 and guaranteed $1,406,472 of a bank term loan to Parago. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock the Company recognized a charge to earnings of $2,099,212 in June 2001. Upon closing of the Parago Equity Financing in December 2001 Parago repaid the bridge loan and the bank guarantee was released. As a result the Company reversed the $2,099,212 in the fourth quarter of 2001.

As the Company owned less than 20% of the ownership interest in River Logic at March 31, 2002 and December 31, 2001 the investment has been accounted for under the cost method of accounting equity investments. Under this method, the Company's share of the income or losses of River Logic is not included in the Company's statements of operations. The Company's investment in River Logic is $2,703,975 at March 31, 2002 and December 31, 2001, respectively.

The Company's investment in Encore is approximately $32,000 and is accounted for under the cost method of accounting for equity investments.

The Company periodically evaluates the investments in its investee companies for impairment based upon the prospects of the entity and the value of the investment when compared to other investments in the entity from other unrelated parties. If these factors indicate that an other than temporary impairment exists, then the Company will write down the value of the investment to its realizable value. At December 31, 2001 the Company determined that a write-down of $360,000 in its investment in River Logic was necessary based on the value ascribed to River Logic financing transactions during 2001. The investment in Parago was written down to zero during 2000 through the accounting for equity losses.

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

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

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options. Stock options and warrants to purchase shares of common stock have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive.

NOTE B - DISCONTINUED OPERATIONS

In January 2002, Citadel filed a registration statement with the SEC related to the pro rata dividend distribution of the shares of Citadel held by the Company to the shareholders of CT Holdings. (See Citadel Security Software Distribution in Note A) The unaudited results of operations for the quarter ended March 31, 2002 and 2001 are as follows:

                                                  Quarter Ended March 31,
                                                     2002        2001
                                                  -----------------------
Revenue .......................................    $  89,276   $ 100,707

Costs of revenue ..............................        2,092       1,146
Software amortization .........................        5,000     189,060
                                                   ---------   ---------
     Total costs of revenue ...................        7,092     190,206
Selling, general and administrative expenses ..      594,162     390,112
Research and development expenses .............       40,675          --
Depreciation expense ..........................       16,929      30,168
                                                   ---------   ---------
     Total operating expenses .................      651,766     420,280
Operating loss ................................     (569,582)   (509,779)
                                                   ---------   ---------
Provision for income taxes ....................           --          --
                                                   ---------   ---------

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

     Net loss .................................    $(569,582)  $(509,779)
                                                   =========   =========

At March 31, 2002 and December 31, 2001 the net current liabilities and the net long-term assets of Citadel were as follows:

                                                       March 31,
                                                         2002       December 31,
                                                      (unaudited)       2001
                                                      --------------------------
Current assets
   Cash and cash equivalents ......................    $   11,867   $   75,030
   Accounts receivable, net .......................        46,378       24,222
   Prepaid expenses ...............................        76,188       72,702
                                                       ----------   ----------
Total current assets ..............................       134,433      171,954

Current liabilities
   Accounts payable and accrued expenses ..........     1,292,555      862,262
   Payroll tax obligations ........................       378,400      245,385
   Deferred revenue ...............................        14,552           --
                                                       ----------   ----------
Total current liabilities .........................     1,685,507    1,107,647
                                                       ----------   ----------
Net current liabilities of discontinued
operations ........................................    $1,551,074   $  935,693
                                                       ==========   ==========

Property and equipment, net .......................    $   40,849   $   43,006
Capitalized software development costs, net .......       300,285      174,110
Other assets ......................................        17,243       24,651
                                                       ----------   ----------
Net long-term assets of discontinued operations ...    $  358,377   $  241,767
                                                       ==========   ==========

NOTE C - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2002 the Company borrowed $300,000 from a stockholder and in April borrowed an additional $300,000. On April 1, 2002 the Company entered into a non interest bearing convertible note payable with this stockholder for $600,000. The note expires on April 1, 2003 and is convertible into 2,700,000 shares of CT Holdings common stock. If converted after the Record Date of the Distribution of Citadel the note is convertible into 675,000 shares of common stock of Citadel in addition to 2,700,000 shares of the Company's common stock. Pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" interest expense of $25,650 representing the beneficial conversion feature associated with the principal outstanding at March 31, 2002 has been recorded with an offset to additional paid-in-capital.

Two other shareholders advanced the Company $219,000 of which $150,000 was repaid by the Company during the quarter ended March 31, 2002. The remaining outstanding balances of $49,000 and $20,000, to these shareholders at March 31, 2002 were converted into short term notes payable each bearing interest at 8% per annum and due June 30, 2002.

At March 31, 2002 the Company holds a $250,000, 8% note payable to a director due April 30, 2002 plus accrued interest of $10,000. The Company is negotiating an extension of the note. At March 31, 2002 the Company has a liability $281,396 to the CEO of the Company for advances made to fund operations during 2001. No advances were made to the Company by the CEO during the first quarter of 2002.

During the quarter ended March 31, 2002 the Company incurred $ 107,775 of legal fees to an attorney who is a former employee and a relative of the Company's CEO. Part of these fees will be settled through the issuance of 250,000 shares of the Company's common stock during the second quarter of 2002 and the remainder of $45,275 will be settled in cash. At March 31, 2002 the Company has $168,009 in liabilities accrued for services from this attorney. In the quarter ended March 31, 2001

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

no fees or amounts outstanding were incurred or recorded from this attorney. Another shareholder will receive 250,000 shares of the Company's common for consulting with the Company in the first quarter of 2002. These services valued at $62,500 will be paid in common stock during the second quarter of 2002. The Company incurred fees of $36,250 related to services performed by a consultant in the first quarter of 2002 prior to becoming employed as its Chief Financial Officer. Of this amount $11,250 will be settled through the issuance of 37,500 shares of common stock of the Company and the remainder of $25,000 in cash.

During May 2002 the Company sold 100,000 restricted shares of common stock for $25,000. In connection with an acquisition by Parago in 1999 the Company agreed to exchange up to 500,000 shares of the Company's common stock for shares of Parago common stock at the option of the stockholders of the company acquired by Parago. In addition, pursuant to the terms of the subscription agreements between Parago and some of its stockholders, the Company may be required to issue up to 414,000 shares of its common stock to such holders based upon a conversion price of $3.75 per share. In May 2002 the Company exchanged 155,806 shares of the Company's common stock for 1,240 shares of common stock of Parago as a result of these conversion features.

Also in May 2002 the Company issued 6,500,000 shares of the Company's common stock pursuant to the exercise of stock options in return for $1,307,500 in promissory notes to the Company secured by the shares issued to the option holders. In addition, 147,500 shares of the Company's common stock were issued to option holders as a bonus in lieu of payment of $29,500 for the exercise price for those options.

NOTE D - COMMITMENTS AND CONTINGENCIES

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

In June 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

statement could not be used and asserted damages between $300,000 and $1,500,000. CT Holdings believes that the claims asserted by the Fergusons are without merit and will vigorously defend the claims. The trial in the case was heard in late April and early May 2002 and the Company is awaiting the court's decision.

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

The Company may become involved in litigation on various matters which are routine in conducting its business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations, though any adverse decision in these cases or the costs of defending or settling such claims could have a material adverse effect on the Company's operations.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At March 31, 2002 the Company held investments in four companies, Citadel, Parago, River Logic and Encore. Other than our formation and development of these companies, we have a brief history in executing our business strategy. As a consequence, our prior operating history may not provide a meaningful guide to our prospects in emerging markets. Moreover, our business model and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may be unable to execute our strategy of developing our business due to numerous risks, including the following:

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

WE HAVE INVESTED IN EARLY STAGE VENTURES; AND THERE CAN BE NO ASSURANCE THAT OUR INVESTMENTS WILL PROVE TO BE FINANCIALLY ATTRACTIVE.

We have developed and invested in Citadel, Parago, River Logic and Encore (our "investees" or "investee companies"). Inasmuch as our investee companies are early stage ventures, it is difficult to judge their future prospects. Economic, governmental, industry and internal company factors outside of our control affect each of our investee companies. A significant portion of our assets is comprised of ownership interests in our investee companies. If our investee companies do not succeed, the value of our assets will decline.

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

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses and have a significant working capital deficiency and a significant stockholders' deficit. Cash used in continuing operations was approximately $289,000 during the quarter ended March 31, 2002. We have no cash balance at March 31, 2002 and current liabilities from continuing operations exceed current assets from continuing operations by approximately $2.1 million. We and our investee companies continue to be dependent upon external financing to perform our business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During the quarter ended March 31, 2002 and the year ended December 31, 2001, substantially all of this financing has been provided by related parties.

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

We received a report from our independent auditors for its year ended December 31, 2001 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern due to historical negative cash flows and because, as of the date they rendered their opinion, we did not have access to sufficient committed capital to meet our projected operating needs for at least the next 12 months. Until we are able to create liquidity from our investments through a sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund our own operating expenses.

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

WE ARE INVOLVED IN LEGAL PROCEEDINGS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

We are involved in legal proceedings as described in Part II, Item 1. Legal Proceedings and from time to time, we may be subject to other legal proceedings, including but not limited to claims that we have infringed the intellectual property rights of others, product liability claims, or other claims incidental to our business. While we intend to defend such lawsuits, adverse decisions or settlements, and the costs of defending such suits, could have a material adverse effect on our business.

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

         RISKS RELATED TO CITADEL SECURITY SOFTWARE AND THE DISTRIBUTION

At March 31, 2002 Citadel Security Software is a wholly owned subsidiary of CT Holdings. Its balance sheet and results of operations are presented as discontinued operations in CT Holdings financial statements due to the pending spin-off of Citadel as a standalone public company. Because the spin-off had not happened as of March 31, 2002 management feels that the risk factors related to the Citadel should be presented herein to provide the reader a more complete disclosure of the business and incubator activities of CT Holdings, the risks associated with Citadel's business and the risks associated with the distribution.

CITADEL HAS A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

Citadel has incurred recurring operating losses and has a stockholders' deficit of approximately $1.2 million at March 31, 2002. It had cash provided by operations of approximately $12 thousand during the quarter ended March 31, 2002. At March 31, 2002 Citadel had a cash balance of approximately $12 thousand and current liabilities exceeded current assets by approximately $1.6 million. Citadel has and may continue to be dependent upon outside and related party financing to develop and market its software products, perform its business development and marketing activities and provide for ongoing working capital requirements. During the quarter ended March 31, 2002, substantially all of this financing was provided by related parties.

Citadel expects to generate cash from the sale of its software products and will incur costs relating to such product development, marketing and general corporate overhead that may result in a continuing cash deficiency. Achieving positive cash flow is currently highly dependent upon increasing sales of its products. Citadel estimates it will need to raise $3 million to $5 million of additional capital to fund its business plan through the remainder of 2002 and substantially greater funds if amounts become due to settle contingent liabilities. It may be required to seek additional funds from related parties, including its directors and officers. Historically, Citadel was funded by CT Holdings, which obtained its funding on a short-term bridge basis from its Chief Executive Officer and directors. While Citadel may seek similar funding in the future, there can be no assurance that such financing will be available, or if available, on terms that Citadel would be willing to accept.

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

Citadel has granted options to purchase approximately 3,336,000 shares of Citadel common stock employees, including officers and directors, and Citadel may grant additional stock options in the future. The issuance of Citadel shares upon the exercise of these options may result in dilution to the Citadel stockholders.

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

MANAGEMENT BELIEVES THAT THE DISTRIBUTION HAS CAUSED THE TRADING PRICE OF CT HOLDINGS COMMON STOCK TO DECLINE

Following the Distribution, CT Holdings expects that its common stock will continue to be listed and traded on the Over The Counter Bulletin Board under the symbol CITN. There can be no assurance that a trading market will continue for the shares of CT Holdings common stock or develop for the Citadel shares. Management believes that as a result of the Distribution, the trading price of CT Holdings common stock immediately following the ex-dividend date for the Distribution was substantially lower than the trading price of CT Holdings common stock immediately prior to Distribution. Following the Distribution, CT Holdings' operations will consist of the equity interests in its incubation holdings, Parago, River Logic and Encore, and CT Holdings' related business development operations, including potential future acquisitions. Further, the combined trading prices of CT Holdings common stock and the Citadel Shares after the Distribution may be less than the trading price of CT Holdings common stock immediately prior to the Distribution.

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

THERE CAN BE NO ASSURANCE THAT OUR INVESTEES WILL COMPLETE AN INITIAL PUBLIC OFFERING OR OTHER LIQUIDITY EVENT.

There can be no assurance that any of our investees will complete an initial public offering or other liquidity event. The failure to complete an offering or other liquidity event such as an acquisition by a third party could have a material adverse effect on our stock price. You cannot be assured that an initial public offering or other liquidity event will occur in the near future or ever at all. In addition, we have agreed to convert the shares of Parago common stock issued in connection with the acquisition of 2-Lane Media by Parago into up to 500,000 of our shares at the option of the 2-Lane Media shareholders. Shareholders owning 1,200 of these shares of Parago stock exercised their option to obtain 139,806 shares of CT common stock. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) at the option of such stockholders. Shareholders owning 40 of these shares of Parago stock exercised their option to obtain 16,000 shares of CT common stock. These provisions could have the effect of diluting our stockholders if the market price for our stock is above that price at the time of conversion.

WE MAY NOT BE ABLE TO EFFECT THE DISTRIBUTION OF PARAGO SHARES.

We previously announced that we intend to distribute shares of Parago common stock to our shareholders upon compliance with the Securities and Exchange Commission (SEC) requirements applicable in connection with the proposed distribution and upon the expiration of a 180 day lockup agreement between the underwriters of Parago's previously proposed initial public offering and us. If there are problems associated with compliance with SEC requirements or state law, then the distribution of Parago shares may be delayed or may not occur. As noted above, there can be no assurance that Parago will complete an IPO. There can be no assurance that we will complete the distribution on the proposed terms or at all.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited financial statements for the year ended December 31, 2001 and the ten month period ended December 31, 2000 and the related notes in the Company's Form 10-KSB. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW

CT Holdings, Inc. provides management expertise and capital to early stage companies. At March 31, 2002 the Company held investments in Citadel Security Software, Parago, River Logic and Encore. The Company was incorporated in Delaware in 1992 and previously operated under the name Citadel Technology Inc. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

In November 2001 the Company announced a plan to spin-off of its Citadel subsidiary as a special dividend to shareholders of CT Holdings. (See "The Citadel Security Software Distribution and Discontinued Operations" below). The distribution of the Citadel shares is anticipated to close on May 17, 2002, the Distribution Date. While Citadel continues to operate its security software business, generally accepted accounting principles requires that the financial statements of Citadel, previously consolidated with the financial statements of the Company be presented in these financial statements as discontinued operations as of March 31, 2002 and for the three months ended March 31, 2002 and 2001.

THE CITADEL SECURITY SOFTWARE DISTRIBUTION AND DISCONTINUED OPERATIONS

In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). The Distribution consists of one (1) share of Citadel common stock for every four (4) shares of CT Holdings (the Distribution Ratio) held by CT Holdings shareholders as of May 6, 2002 (the "Record Date). Following the Distribution on May 17, 2002 (the "Distribution Date"), Citadel will be an independent company and CT Holdings will have no continuing ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes although neither we nor Citadel have requested or obtained any opinions as to the tax treatment of the Distribution. On the Distribution Date, CT Holdings and Citadel will enter into a series of agreements including a distribution agreement, a transition services agreement and a tax disaffiliation agreement which will provide for, among other things, the principal corporate transactions required to effect the Distribution, to provide for an orderly transition to the status of two independent companies and to define the continuing relationship between Citadel and CT Holdings after the Distribution.

After the Distribution, Citadel will be an independent company, with CT Holdings having no continuing ownership interest in Citadel. Two of five directors of CT Holdings will be directors of Citadel and the Chief Executive Officer and the Chief Financial Officer of CT Holdings will hold the same positions with Citadel. It is expected that 20% to 33% of the officers' time will be allocated to CT Holdings. All other employees of CT Holdings will become employees of Citadel. Under the transition services agreement Citadel will provide accounting, administrative, information management and other services, including the services of the two officers, to CT Holdings in return for a payment of a monthly administrative fee initially estimated at $20,000 per month. The fee may be adjusted quarterly subject to a reallocation of the estimated time devoted to each company.

As a result of the Distribution, the financial statements and the results of operations of Citadel are presented as discontinued operations in CT Holdings' financial statements. Summary financial information with respect to Citadel is provided below:

                                                       March 31,
                                                    2002          2001
                                                -----------    -----------
Results of operations:
     Revenue ................................   $    89,276    $   100,707
     Net Loss ...............................      (569,582)      (509,779)

                                                 March 31,     December 31,
                                                   2002           2001
                                                -----------    ------------
Balance sheet data:
     Current assets .........................   $   134,433    $   171,954
     Current liabilities ....................     1,685,507      1,107,647
     Property and equipment .................        40,849         43,006
     Capitalized software development costs..       300,285        174,110
     Stockholder's (deficit) ................    (1,192,697)      (693,926)

OVERVIEW OF CITADEL SECURITY SOFTWARE

Citadel develops, markets and licenses a line of desktop and network security software products that address security inside the firewall, a growing segment within the software industry. Citadel's business strategy is to focus its software solutions on the needs and issues of securing computing environments from cyber threat vulnerabilities. Citadel's security software products are generally licensed for perpetual use on standalone personal computers or on single or multiple networks across single or multiple customer computing sites. Its security software solutions, Hercules, WinShield Secure PC and NetOFF, provide network security administrators flexibility and scalability for automating the remediation of network security vulnerabilities, and for managing security policies within their computing environments. These security software solutions operate inside the firewall and are designed to secure computers and networks against unauthorized configuration changes and unapproved software installations and other causes of security vulnerabilities in computing systems.

After the Distribution, Citadel will be an independent public company trading on the Over The Counter Bulletin Board (OTCBB) market under the symbol CDSS, with CT Holdings having no continuing ownership interest in Citadel. Citadel has been allocated the CT Holdings corporate assets, liabilities and expenses related to the security software business based on an estimate of the proportion of such amounts allocable to Citadel, utilizing such factors as total revenues, number of employees and other relevant factors. CT Holdings and Citadel believe that these allocations have been made on a reasonable and consistent basis and that all costs allocated to Citadel are a reasonable representation of the costs that Citadel would have incurred if Citadel had performed these functions as a stand-alone company.

Citadel operates in one business segment of the software industry, security software. Citadel focuses its marketing and licensing activities generally to businesses and organizations that require an enterprise solution to their network security issues. Although not the primary focus, Secure PC and NetOFF have been licensed to individual consumers primarily through Citadel's website. Its security software solutions, Hercules, WinShield Secure PC and NetOFF, provide customers with network security solutions inside the firewall. Customers license Citadel's products for various reasons ranging from a simple need for a security solution (NetOFF) to limit access to an unattended computer, to a desire for centralized computer systems configuration and policies management (WinShield Secure PC), to a concern for internal for external attacks caused by system vulnerabilities and their remediation (Hercules) to preclude such attacks or to meet the mandates of law. Hercules, WinShield Secure PC and NetOFF address the policies mandated by the Health Insurance Portability and Accountability Act (HIPAA) and Gramm-Leach-Bliley legislation, which impose strict security and privacy requirements on personal data in the health care and financial industries, respectively. The direct impact of these laws on revenue is difficult to specifically determine however revenue from healthcare organizations, insurance companies and financial institutions represent approximately 40% and 21% of Citadel's total revenue for the quarters ended March 31, 2002 and 2001, respectively. Citadel expects that increasing concern for security and privacy of personal data will continue to drive revenue from healthcare and financial institutions.

Hercules is a vulnerability remediation software solution that automates the remediation of security vulnerabilities in computing environments, and Citadel believes that it is the only solution that can automatically deploy the appropriate resolution of the vulnerability, and enhance the security administration of the computing environment. Using industry vulnerability assessment scanning tools, security administrators today can identify the security vulnerabilities affecting their computing environments. Examples of security vulnerabilities include among others, unauthorized users, applications or services, passwords that do not expire, hidden viruses or malicious code, security holes in the coding of operating system or application software and improper configurations of operating systems or applications. Remediation may include the elimination of the malicious code, the blocking of an unauthorized user, the time out of a password, the deployment of a vender patch and other solutions to eliminate the security vulnerability. Hercules provides remediation from a central point of control eliminating the need to resolve each vulnerability individually at each site of a network node one-at-a-time. In January 2002 Citadel filed a provisional patent application with respect to the core technologies and intellectual property rights related to its Hercules software. Citadel offers Hercules to its customers under a perpetual license or under a two year subscription license. As part of the perpetual licensing process for Hercules, Citadel requires its customers to enter into a maintenance contract whereby the customer receives vulnerability remediation updates via a connection through Citadel's website to a database of vulnerabilities and their resolution. These services are included in the pricing under the subscription based license model.

Secure PC enforces security policies across workstations and servers from a single point of control across multiple operating systems and platforms. Version 4.21, released in October 2001, provides advanced features allowing security administrators to create, manage and deploy security policies for Windows computing environments. This software tool allows security administrators to proactively set and enforce security policies for their organization across Windows platforms and secures access to information and applications from unauthorized users. Additionally, Secure PC provides hardening of system files that deliver the first line of defense against viruses, malicious code and unauthorized access or theft of confidential information.

NetOFF is designed to protect a network by shutting down unattended client PCs automatically after a specified period of inactivity. Network administrators may also use NetOFF to shut down PCs to enhance backup operations or assist with the distribution of new software, anti-viral updates and to remediate vulnerabilities. The product ensures an orderly shutdown by automatically closing all open files and applications on the PC and saving the information. Version 7.53 was released in February 2001.

In addition to current security solutions offerings, Citadel is also developing additional features and functions for products that it anticipates launching in 2002 including a point release version of Hercules that will broaden the number of third party third party scanning assessment tool interfaces and will include enhanced reporting features. Citadel's product development strategy also includes keeping its products current with the Windows platform changes and migrating its products to UNIX and Linux platforms. As a result of this development strategy Citadel's current security solutions are not subject to rapid changes in consumer preferences or technological obsolescence due to the introduction of new operating systems or computing products. However it is reasonably possible that these factors may change in the future as our business model is adapted to changes in technology, changes in buying patterns of our customers and changes in the software industry's licensing models.

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

In connection with an acquisition by Parago in March 1999, we agreed to convert the Parago shares of common stock issued in connection with the merger into up to 500,000 of our shares at the option of the shareholders of the Company acquired by Parago. In May 2002 the Company exchanged 139,806 shares of the Company's common stock for 1,200 shares of Parago common stock with some of these shareholders. In addition, pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock to such stockholders based upon a conversion price of $3.75 per share. In May 2002, the Company exchanged 16,000 shares of the Company's common stock for 40 shares of Parago common stock with one of these shareholders. These provisions could have the effect of diluting our stockholders.

After a 1 for 1000 reverse stock split by Parago in connection with its Series E preferred stock offering in December 2001 to February 2002, in which the Company elected not to participate, the Company holds 20,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Parago's Series A-3 Preferred Stock (convertible into 2,887 shares of Parago's common stock) at March 31, 2002. In December 2001 Parago completed the first closing ($13.6 million) of an equity financing of approximately $15.0 million. Approximately $1.4 million of equity financing was closed in February 2002. As a result of the equity financing our ownership percentage in Parago was reduced to approximately 1%. Our investment in Parago for the period from January 1, 2001 through December 12, 2001 and the ten months ended December 31, 2001 was accounted for under the equity method of accounting for investments and accordingly as a result of our ownership falling below 20%, has been accounted for using the cost method of accounting since December 13, 2001. Under the cost method of accounting, the Company's share of the income or loss from Parago is not included in operations. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. If the carrying value of the Company's net investment falls below zero, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the Company's ownership percentage exceeds 20% and the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized is recovered through our proportionate share of net income if Parago turns profitable. While Parago continues to incur operational losses we believe that our $50,000 investment in Parago represented by 20,000 shares of Parago's common stock (plus 1,240 shares to be received from the exchanges in May 2002) and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of Parago common stock) may ultimately provide an appropriate return.

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

The carrying value of the River Logic investment is approximately $2.7 million representing an ownership percentage of approximately 12%. Our investment in River Logic is accounted for using the cost method of accounting for investments in common stock.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001

CT Holdings' continuing operations consists of costs and expenses from providing services to our investee companies and the activities to identify additional technologies and companies in which CT Holdings might invest. While Citadel continues to operate its security software business, the financial statements of CT Holdings' wholly owned subsidiary, as of March 31, 2002, Citadel, are presented as discontinued operations in all periods to reflect the dividend distribution to CT Holdings' shareholders and spin off of the business as a separate company on May 17, 2002, the Distribution Date. In 2000 our investment in Parago was reduced to zero as a result of our share of cumulative losses since our initial investment was made in Parago. Also an additional investment in Parago by unrelated third parties has caused our ownership percentage to fall below the 20% ownership threshold required to account for the investment under the equity method and accordingly we record our investment in Parago using the cost method. Our investments in River Logic and Encore are also recorded using the cost method.

Loss from continuing operations for the quarter ended March 31, 2002 includes legal and administrative costs and the costs of shared personnel and office costs. Loss from continuing operations for the quarter ended March 31, 2001 consists of the costs and expenses maintaining and office and legal and administrative expenses. Cost and expenses related to the Citadel security software business have been allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel utilizing such factors as revenues, number of employees, and other relevant factors.

General and Administrative Expenses

We had general and administrative expenses for the quarters ended March 31, 2002 and 2001 of $454,070 and $161,440 respectively, an increase of $292,630, or 181%. The increase is primarily a result of legal fees associated with ongoing legal matters and defense costs related to the various legal claims and consulting fees associated with business development and incubator activities.

Interest and Other Income (Expense)

Interest expense for the quarters ended March 31, 2002 and 2001 was $37,932 and $4,507, respectively. The increase of $33,425 is primarily due to the recognition of $25,650 of interest expense associated with the beneficial conversion feature of a convertible note and higher average balance of debt outstanding during the quarter ended March 31, 2002. No interest income was earned in the quarter ended March 31, 2002. The $21,250 of interest income for the three months ended March 31, 2001 represents interest on notes receivable during the period.

Net Loss

As a result of these factors, for the quarters ended March 31, 2002 and 2001 we reported a loss from continuing operations of $492,002 and $144,697. The loss from discontinued operations related to Citadel for the quarter end was $629,582 and the Company also incurred transaction costs of $158,717 related to the Distribution during the first quarter of 2002 which are shown as costs in connection with spin off of subsidiary. This compares to a loss from discontinued operations of $509,779 for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred recurring operating losses and has a significant working capital deficiency at March 31, 2002. Cash used in operations was approximately $289,000 during the three months ended March 31, 2002. The Company had no cash balance at March 31, 2002 and current liabilities exceed current assets from continuing operations by approximately $2.1 million. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties.

In May 2002 the company negotiated the settlement of approximately $826,000 of operating liabilities in exchange for 1,575,000 shares of common stock of the Company. The creditors associated with these liabilities are shareholders of record on the Record Date and will receive the dividend of the Citadel common stock to be distributed on or about May 17, 2002. The settlement transactions will be accounted for pursuant to FAS 15 - Accounting for Debtors and Creditors for Troubled Debt Restructurings and accordingly a net gain of approximately $433,000 on the restructuring of payables representing the difference between the fair value of the Company's common stock issued and the recorded value of the liability will be recorded. The fair value of the Company's common stock has been determined as the closing price ($0.25) on the OTCBB for May 1, 2002, the day before the ex-dividend date, the last day the Company's common stock was traded and quoted with the value of the dividend included.

Also in May 2002 the Company issued 6,500,000 shares of the Company's common stock pursuant to the exercise of stock options in return for $1,307,500 in promissory notes to the Company secured by the shares issued to the option holders. In addition, 147,500 shares of the Company's common stock were issued to option holders as a bonus in lieu of payment of $29,500 for the exercise price for those options. The Company issued 100,000 shares of common stock to an individual for $25,000 in cash.

The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. During the quarter ended March 31, 2002, related parties provided substantially all of this financing. Future cash may come from the realization of the value of our investments in Parago, River Logic and Encore however there can be no assurance that any value will ever be realized from these investments. (See below).

The Company's strategy of continuing to support and expand its business development activities will not generate positive cash flow in the foreseeable future. The complete implementation of this element of our strategy requires the Company to obtain additional capital. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise $500 thousand to $1 million to support its incubator and business development activities through the remainder of 2002. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

The Company has made investments in entities that it believes may provide liquidity to the Company in the long term. The Company believes that its investment in Parago has been successful with Parago having had no revenue at the time of the Company's initial $50,000 equity investment, growing to audited net revenue of approximately $26 million for the year ended December 31, 2001. As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. During 2001 the Company's percentage ownership in Parago was reduced to approximately 1% as a result of an additional equity financing raised by Parago in December 2001. The Company believes, however, that its remaining investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split) and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) may ultimately provide an appropriate return on its initial investment of $50,000.

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

All cash and cash equivalents at March 31, 2002 and 2001 were allocated to the Citadel Security Software business shown as discontinued operations in the CT Holdings financial statements due to the Distribution anticipated to be completed on May 17, 2002. Unless otherwise noted all amounts discussed below are from the continuing operations of CT Holdings represented by its business development and incubator activities. The net cash used in operations of $289,255 for the quarter ended March 31, 2002 is principally a result of the loss from continuing operations of $492,002, and the changes in operating assets and liabilities of $331,666 primarily consisting an increase in accounts payable and accrued expenses. In the quarter ended March 31, 2001 there was cash used in operating activities of $3,037 consisting of a loss from continuing operations of $144,697 and changes in operating assets and liabilities of $141,660.

There was no cash flow from investing activities in the quarter ended March 31, 2002. This compares to $78,500 of cash provided from the proceeds of notes receivable in the quarter ended March 31, 2001. Cash flows provided by financing activities was $360,066 for the quarter ended March 31, 2002, primarily resulting from the proceeds of notes and advances payable from related parties of $519,000 offset by payments to related parties of $158,935.

As a result of the aforementioned factors, net cash provided by continuing operations was $70,811 and $75,463 for the quarters ended March 31, 2002 and 2001 respectively. The net contribution by CT Holdings to Citadel was $70,811 and $75,463 for the same quarters, respectively. The net result was no cash balance to the Company.

Because of the filing of a Form 10-SB in January 2002, on March 11, 2002 Citadel Security Software became a reporting company under the Securities Exchange Act of 1934 upon expiration of the statutory sixty day period. Accordingly revenues and expenses related to the security software business will be recognized and reported by Citadel in filings separate from CT Holdings' filings. CT Holdings will continue to reflect Citadel's business as discontinued operations until the completion of the Distribution on May 17, 2002.

In the future, CT Holdings will incur expenses relating to corporate overhead related to the execution of its business model and the operations of businesses acquired. The Company will require cash from financing activities to fund the deficits expected over the next year. The Company's operation requires the Company to obtain additional capital. The Company will need to raise additional capital to fund its incubator and business development activities through 2002. Historically, the Company obtained short-term bridge loans from its Chief Executive Officer or Directors of the Company. The Company has been and continues to be dependent upon related party financing to fund its business development and incubator activities. During the quarter ended March 31, 2002 and year ended December 31, 2001, related parties have provided substantially all financing and management will continue to rely on related parties to fund future operations. We may need to rely on similar funding from related parties for future funding needs. While this may occur in the future there can be no assurance that such financing will be available or if available, on terms the Company would be willing to accept. There can be no assurance that management's plans for CT Holdings incubator business model will be successful or what other actions may become necessary. Although the Company has been successful raising capital in the past, the inability of the Company to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's investee companies, its business or operations and may result in charges that could be material to the Company's business and results of operations. The Company has no material purchase commitments for property and equipment at March 31, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Set forth below are litigation matters to which we are a party. We believe that we have meritorious defenses and will vigorously defend ourselves. However, an unfavorable resolution of, settlement, or defense costs related to one or more of these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

In June 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. CT Holdings believes that the claims asserted by the Fergusons are without merit and will vigorously defend the claims. The trial in this case was held from April 22, 2002 until May 1, 2002, and the Company is awaiting the judgment from the trial court.

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

Item 2 - Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2002, we issued 12,500 shares of common stock in lieu of cash compensation to a consultant who is now Chief Financial Officer of the Company. In May 2002 we agreed to sell 100,000 shares of common stock at $0.25 per share the closing price as quoted on the Over The Counter Bulletin Board for May 1, 2002. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT HOLDINGS, INC.

(REGISTRANT)


Date: May 20, 2002 By:     /s/ STEVEN B. SOLOMON
                           ----------------------------------
                           Steven B. Solomon,
                           President and Chief Executive Officer
                           (Duly Authorized Signatory and Principal
                              Executive Officer)


                           /s/ RICHARD CONNELLY
                           ----------------------------------
                           Richard Connelly,
                           Chief Financial Officer
                           (Duly Authorized Signatory and Principal Accounting
                              and Financial Officer)