Form 10QSB
period 2002-06-30
CT HOLDINGS INC
filed 2002-08-19
CIK 752789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

              8750 CENTRAL EXPRESSWAY, SUITE 100, DALLAS, TX 75231
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                            Outstanding at August 16, 2002

Common Stock, Par value $.01 per share                      57,545,928


Transitional  Small  Business  Disclosure  Format  Yes  [ ]   No  [X]

                                CT HOLDINGS, INC.
                                  FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2002
                                TABLE OF CONTENTS



                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheets
          as of June 30, 2002 and December 31, 2001                            3

     Statements of Operations
          for the three and six months ended June 30, 2002 and 2001            4

     Statements of Cash Flows
          for the six  months ended June 30, 2002 and 2001                     5

     Notes to Financial Statements                                             6

Item  2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               16

PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings                                                35

Item 2.      Changes in Securities and Use of Proceeds                        35

Item 3.      Defaults Upon Senior Securities                                  35

Item 6.      Exhibits and Reports on Form 8-K                                 36

Signatures                                                                    37

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CT HOLDINGS, INC.
                                 BALANCE SHEETS


                                                        June 30,
                                                          2002      December 31,
                                                      (unaudited)       2001
                                                      -----------    -----------
                    ASSETS
                    ------

INVESTMENT IN UNCONSOLIDATED AFFILIATES                $  532,000    $2,735,975

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                -        241,767
                                                       ----------    -----------
                                                       $  532,000    $2,977,742
                                                       ==========    ===========

    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
    ----------------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses             $  1,278,767   $    911,333
  Payable to Citadel                                      30,000              -
  Advances and notes payable to related parties          534,395        540,330
  Convertible note payable to shareholder                600,000              -
  Accrual for legal settlement                           766,000              -
  Net current liabilities of discontinued operations          -         935,693
                                                    ------------   -------------
 Total current liabilities                             3,209,162      2,387,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; no shares issued
   at June 30, 2002 and December 31, 2001
  Common stock, $.01 par value per share;
   60,000,000 shares authorized; 57,545,928
   and 53,994,221 shares issued at
   June 30, 2002 and December 31, 2001                   575,459        539,943
  Additional paid-in capital                          56,950,603     56,429,100
  Accumulated deficit                                (60,203,224)   (53,878,418)
  Treasury stock, at cost (4,164,613 shares)                  -      (2,500,239)
                                                    ------------   -------------
  Total stockholders' (deficit) equity                (2,677,162)       590,386
                                                    ------------   -------------
                                                    $    532,000   $  2,977,742
                                                    ============   =============

 The accompanying notes are an integral part of these financial statements.

                                            CT HOLDINGS, INC.
                                   UNAUDITED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                                 2002            2001            2002            2001
                                             ------------  -------------  ---------------  --------------
Revenue                                      $         -   $          -   $            -   $           -

General and administrative expense               321,858        190,404          775,928         351,844
Common stock issued as compensation            1,347,000              -        1,347,000               -
Reversal of legal settlement                           -     (1,912,500)               -      (1,912,500)
Accrual for litigation                           766,000              -          766,000               -
Writedown in investment of affiliate           2,203,975              -        2,203,975               -
Equity in loss of unconsolidated affiliate             -      2,099,211                -       2,099,211
Interest expense                                  35,650          3,372           73,582           7,879
Interest income                                        -         (9,333)               -         (30,583)
Other (income) expense                            29,951         (6,014)          29,951          (6,014)
                                             ------------  -------------  ---------------  --------------
Loss from continuing operations               (4,704,434)      (365,140)      (5,196,436)       (509,837)
Costs incurred in connection with
  spin off of subsidiary                         (26,714)             -         (185,431)              -
Loss from discontinued operations               (373,357)      (518,971)        (942,939)     (1,028,750)
                                             ------------  -------------  ---------------  --------------
Net loss                                     $(5,104,505)  $   (884,111)  $   (6,324,806)  $  (1,538,587)
                                             ============  =============  ===============  ==============

Net loss per share - basic and diluted
  Continuing operations                      $     (0.08)  $      (0.01)  $        (0.10)  $       (0.01)
  Discontinued operations                          (0.01)         (0.01)           (0.02)          (0.02)
                                             ------------  -------------  ---------------  --------------
                                             $     (0.09)  $      (0.02)  $        (0.12)  $       (0.03)
                                             ============  =============  ===============  ==============

Weighted average shares outstanding
  - basic and diluted                         55,087,970     49,708,962       52,569,358      49,684,966
                                             ============  ============  ===============  ==============


The accompanying notes are an integral part of these financial statements.

                                  CT HOLDINGS, INC.
                         UNAUDITED STATEMENTS OF CASH FLOWS


                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                2002          2001
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(6,324,806)  $(1,538,587)
  Less net loss from discontinued operations                    942,939     1,028,750
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Provision for loss on accounts receivable
       from affiliate                                                 -        40,000
     Common stock issued as compensation                      1,347,000             -
     Beneficial conversion feature of convertible debt
       recognized as interest expense                            51,300             -
     Writedown of investment in affiliate                     2,203,975             -
     Adjustment for participation in debt financing
       guarantee of affiliate                                         -     2,099,211
     Accrual for legal settlement                               766,000             -
     Reversal of accrual from legal settlement                        -    (1,912,500)
     Common stock and options issued in lieu of
        cash for services                                         4,148             -
     Other non cash expense                                      29,951             -
  Changes in operating assets and liabilities
     Accounts receivable                                             -        (21,250)
     Accounts receivable from affiliate                              -        (81,337)
     Accounts payable and accrued expenses                      530,559       299,772
     Payable to affiliate                                            -       (126,028)
     Payable to a related party                                  30,000             -
                                                            ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                          (418,934)     (211,969)

CASH FLOWS FROM INVESTING ACTIVITIES
  Notes receivable with related parties                              -        588,559
  Participation in Parago, Inc. guarantee                            -       (692,739)
  Notes receivable                                                   -        206,750
                                                            ------------  ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            -        102,570

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible note payable to shareholder         600,000             -
  Proceeds from advances and notes payable
    to related parties                                          526,500             -
  Payments on advances and notes payable
    to related parties                                         (532,434)            -
  Proceeds from sale of common stock                             25,000        47,293
  Proceeds from notes payable to related party                        -       489,983
                                                            ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       619,066       537,275

Net cash provided by continuing operations                      200,132       427,876
Net cash used by discontinued operations                       (200,132)     (427,876)
                                                            ------------  ------------
Net change in cash                                                    -             -
Cash and cash equivalents at the beginning
  of the period                                                       -             -
                                                            ------------  ------------
Cash and cash equivalents at the end
  of the period                                             $         -   $         -
                                                            ============  ============

SUPPLEMENTAL CASH FLOW ITEMS
   Stock issued in settlement of accounts payable           $   163,125   $         -


The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  (UNAUDITED)


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of CT Holdings. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "SEC" or the "Commission"). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2001 and the ten months ended December 31, 2000, included in CT Holdings' Form 10-KSB for the fiscal year ended December 31, 2001 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

All material intercompany transactions with its consolidated subsidiary through the date of the distribution, discussed below, and unconsolidated affiliates have been eliminated pursuant to the applicable accounting principles for consolidation and the equity method of accounting. The balance sheet, results of operations and the cash flows of Citadel Security Software Inc., formerly a wholly owned subsidiary of the Company, are presented as discontinued operations through the date of the Distribution discussed under Citadel Security Software Distribution below. Where appropriate, prior year amounts have been reclassified to conform to the current period presentation.

NATURE OF BUSINESS

CT Holdings, Inc. (the "Company" or "CT Holdings") provides management expertise including consulting on operations, marketing and strategic planning and a source of capital to early stage technology companies. The Company previously operated under the name Citadel Technology Inc. and was incorporated in Delaware in 1992. At June 30, 2002 the Company held investments in Parago Inc. ("Parago"), River Logic Inc. ("River Logic") and Encore Telecommunications, Inc. ("Encore"). In May 2002, the Company completed the spin-off distribution of Citadel Security Software Inc. ("Citadel"), which was a wholly owned subsidiary, to the shareholders of the Company. The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of primarily technology based businesses with compelling valuations and strong business models. The anticipated growth in technology creates strong opportunities to increase shareholder value by investing in early stage ventures well-positioned in their market or holding unique technology. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger, spin-off or initial public offering of the investee companies.

In January 2002, Citadel filed a registration statement and in March and April 2002 filed amendments to the registration statement with the SEC related to the spin off Citadel from CT Holdings as a separate public company in a pro rata dividend distribution of the common stock of Citadel to CT Holdings' shareholders. (See the Citadel Security Software Distribution below.) The distribution of the Citadel shares occurred on May 17, 2002 with 14,387,244 shares of Citadel common stock distributed to CT Holdings shareholders. While Citadel operates its security software business as a stand-alone company, the assets, liabilities, revenue and expense, previously consolidated with the financial statements of the Company are presented in these financial statements as discontinued operations through May 17, 2002, the date of the distribution.

                                CT HOLDINGS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  (UNAUDITED)


Citadel develops, markets and licenses a line of desktop and network security software products that address security inside the firewall, a growing segment within the software industry. Citadel's security software products are generally licensed for perpetual use on standalone personal computers or on single or multiple networks, across single or multiple customer computing sites. Citadel's software products, Hercules, Secure PC and NetOFF, provide the flexibility and scalability that security administrators require for automating the remediation of security vulnerabilities and for managing security policies within their computing environments. These security software tools operate inside the firewall and are designed to secure computers and networks against unauthorized configuration changes, unapproved software installations, insecure and other causes of security vulnerabilities in computing systems.

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

During 2001 the Company's percentage ownership in Parago was reduced to approximately 1% as a result of an additional private equity financing by Parago begun in December 2001 and completed in February 2002 in which the Company chose not to participate. The Company's investment in Parago had been accounted for using the equity method through December 12, 2001, the date of the first closing of the financing. Subsequent to this financing, the Company's investment has been accounted for using the cost method.

In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. a software developer of enterprise optimization technologies and decision support applications. River Logic creates strategic-level, process modeling tools and approaches for helping senior business managers theorize, evaluate, and understand the impact of strategic business decisions on the overall profitability of their organizations. Using a technology developed by River Logic known as COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. The Company holds approximately 12% of River Logic and accounts for its investment in River Logic using the cost method.

The Company also holds a small minority investment in Encore Telecommunications Inc. following the restructure of a loan the Company made to an entity whose assets were acquired by Encore.

CITADEL SECURITY SOFTWARE DISTRIBUTION

In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). The Distribution consisted of one (1) share of Citadel common stock for every four (4) shares of CT Holdings (the "Distribution Ratio") held by CT Holdings shareholders as of May 6, 2002 (the "Record Date). Following the Distribution on May 17, 2002 (the "Distribution Date"), Citadel became an independent company and CT Holdings retains no ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes. On the Distribution Date, CT Holdings and Citadel entered into a series of agreements including a distribution agreement, a transition services agreement, an indemnity agreement and a tax disaffiliation agreement which provide for, among other things, the principal corporate transactions required to effect the Distribution, to provide for an orderly transition to the status of two independent companies and to define the continuing relationship between Citadel and CT Holdings after the Distribution. The net effect of the Distribution was the recording of the transfer of approximately $1.4 million in net liabilities from CT Holdings to Citadel with a resulting increase in paid-in capital.

                                CT HOLDINGS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  (UNAUDITED)


LIQUIDITY

The Company has incurred recurring operating losses and has a significant working capital deficiency at June 30, 2002 of $3.2 million and a stockholders' deficit of $2.7 million. Cash used in operations was approximately $419,000 during the six months ended June 30, 2002. The Company had no cash balance at June 30, 2002. Immediate funding needs of the business are expected to be provided by financings through advances, short-term notes payable and additional investments from related parties.

The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. During the six months ended June 30, 2002, related parties provided substantially all of this financing. The financings during the six months ended June 30, 2002 included proceeds of $600,000 from the issuance of a convertible note to a shareholder described further in Note C and advances and proceeds of notes payable from the Company's CEO, directors and other related parties. Future cash may come from the realization of the value of our investments in Parago, River Logic and Encore, although there can be no assurance that any value will ever be realized from these investments.

The Company's strategy of continuing to support and expand its business development activities will not generate positive cash flow in the foreseeable future. The complete implementation of this element of our strategy requires the Company to obtain additional capital. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise $1.5 million to $3.8 million to settle liabilities and support its incubator and business development activities through the next twelve months. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

The Company has made investments in entities that it believes may provide liquidity to the Company in the long term. The Company believes that its investment in Parago has been successful with Parago having had no revenue at the time of the Company's initial $50,000 equity investment, growing revenue to approximately $26 million during the year ended December 31, 2001. As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. During 2001 the Company's percentage ownership in Parago was reduced to approximately 1% as a result of an additional equity financing raised by Parago in December 2001 in which the Company chose not to participate. The Company believes, however, that its investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split) and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) may ultimately provide an appropriate return.

Similarly, the Company believes its investment in River Logic has also been successful. Since the Company's initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April, 2001 River Logic obtained a strategic investment from the Intel 64 Fund, Cardinal Investments, eMed Ventures, and Mercury Ventures. Similar to the investments in Parago, the Company recognized that this investment would be initially illiquid. However during the three months ended June 30, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. Management considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on an this consideration determined that the fair market value of the Company's investment in River Logic had declined to approximately $500,000 and accordingly wrote down the investment by $2,203,975. The investment in River Logic is accounted for using the cost method of accounting for investments in common stock therefore no proportionate share of equity in income or loss is recorded.

The Company's minority position in Encore is immaterial and is not expected to provide liquidity to the Company in the foreseeable future.

                                CT HOLDINGS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  (UNAUDITED)


While the Company is pleased with the performance of its investee companies to date, there can be no assurance that the Company will ever achieve liquidity for its investments. In addition there can be no assurance that management's plans will be successful or what other actions may become necessary. Until the Company is able to create liquidity from its investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, the Company will continue to require working capital to fund its own operating expenses. Although the Company has been successful raising capital in the past, the inability of the Company to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations and result in charges that could be material to the Company's business and results of operations.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

EQUITY  INVESTMENTS  IN  AFFILIATED  COMPANIES

At June 30, 2002 the Company held investments in three affiliated companies, Parago, River Logic, and Encore. The Company used the cost method of accounting for these investments and presents its investments in affiliated companies on its balance sheets as Investment in Unconsolidated Affiliates.

Affiliates in which the Company's direct or indirect ownership is more than 50% of the outstanding securities or those where the Company has effective control are generally accounted for under the consolidation method of accounting. Under this method, an affiliate's accounts are consolidated within the Company's financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated affiliate would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts the Company's consolidated net results of operations to reflect only the Company's proportionate share of the earnings or losses of the consolidated affiliate company. All significant intercompany accounts and transactions are eliminated in consolidation. The Company had no affiliated companies qualified for the consolidation method of accounting at June 30, 2002.

Affiliated companies whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an affiliated company depends on an evaluation of several factors including, among others, representation on the affiliated company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the affiliated company, including holdings in common, preferred and other convertible instruments in the affiliated company where the Company has voting rights.

Under the equity method of accounting, an affiliated company's accounts are not reflected within the Company's financial statements; however, the Company's proportionate share of the earnings or losses of the affiliated company is reflected in our statements of operations. All significant intercompany accounts and transactions are eliminated prior to such recognition. If the carrying value of the Company's net investment falls below zero, the Company discontinues the recognition of its proportionate share of net income or loss in its statement of operations until the carrying value of the net investment rises above zero. In the event the Company's ownership percentage exceeds 20%, and the Company's proportionate share of cumulative net income causes the carrying value of the Company's investment to rise above zero, the Company will resume applying the equity method or the consolidation method as applicable.

                                CT HOLDINGS, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  (UNAUDITED)


Equity investments in affiliated companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. This method is generally applied when the ownership percentage is below 20% of the affiliate's outstanding securities. Under this method, the carrying value of the investment is recorded at the lower of cost or fair market value and the Company's share of the earnings or losses of these companies is not included in the statements of operations.

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

NOTE  B  -  DISCONTINUED  OPERATIONS

On May 17, 2002 the Company completed the spin off distribution of Citadel Security Software Inc. and as a result the balance sheet and statement of operations for Citadel are presented as discontinued operations through May 17, 2002. The unaudited results of operations for the period January 1, 2002 through May 17, 2002 and the six months ended June 30, 2001 for Citadel are as follows:

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  (UNAUDITED)


                                                      Period         Six Months
                                                  January 1, 2002      Ended
                                                      Through         June 30,
                                                   May 17, 2002         2001
                                                 -----------------  ------------
Revenue                                          $        130,519   $   181,418

Costs of revenue
    Shipping, supplies and other                            3,045         2,457
    Software amortization                                  17,511       363,738
                                                 -----------------  ------------
    Total costs of revenue                                 20,556       366,195

Operating expenses
    Selling, general and administrative expense           949,541       788,346
    Product development expense                            83,303             -
    Depreciation expense                                   20,058        55,627
                                                 -----------------  ------------
    Total operating expenses                            1,052,902       843,973
                                                 -----------------  ------------
    Operating loss                                       (942,939)   (1,028,750)
                                                 -----------------  ------------
Provision for income taxes                                      -             -
                                                 -----------------  ------------
Net loss                                         $       (942,939)  $(1,028,750)
                                                 =================  ============

At December 31, 2001 the net current liabilities and the net long-term assets of Citadel were as follows:

                                                         December 31,
                                                             2001
CURRENT ASSETS
  Cash and cash equivalents                              $      75,030
  Accounts receivable, net                                      24,222
  Prepaid expenses                                              72,702
                                                         -------------
     Total current assets                                      171,954

Current liabilities
  Accounts payable and accrued expenses                        862,262
  Payroll tax obligations                                      245,385
  Deferred revenue                                                   -
                                                         -------------
  Total current liabilities                                  1,107,647
                                                         -------------
     Net current liabilities of discontinued operations  $     935,693
                                                         =============

  Property and equipment, net                            $      43,006
  Capitalized software development costs, net                  174,110
  Other assets                                                  24,651
                                                         -------------
     Net long-term assets of discontinued operations     $     241,767
                                                         =============

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE C - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2002 the Company borrowed $600,000 from a stockholder. The non interest bearing note matures on April 1, 2003 and is convertible into 2,700,000 shares of CT Holdings common stock plus 675,000 shares of Citadel common stock at a conversion price below the fair market value of the stock at the dates of issuance of the proceeds to the Company. Pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" interest expense of $51,300 representing the beneficial conversion feature associated with the principal outstanding at June 30, 2002 has been recorded during the six months ended June 30, 2002 with an offset to paid-in-capital.

During the six months ended June 30, 2002 an entity related to an employee of the Company advanced $239,000 and the Company repaid $190,000 of the advances. At June 30, 2002 the Company had an 8% note payable due June 30, 2002 for the remaining $49,000 outstanding and is currently in default.

Pursuant to the terms of the transition services agreement with Citadel, the Company has agreed to pay Citadel a monthly fee of $20,000 per month for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. The Company has recorded $120,000 of expense related to this agreement. In addition the Company has a liability recorded for $30,000 for amounts payable to Citadel at June 30, 2002.

The Company held a $250,000, 8% note payable to a director that was due April 30, 2002 and is currently in default. In May 2002 the director exercised stock options for 2,250,000 shares of the Company's common stock with an aggregate exercise price of $450,000 and entered into a note receivable secured by the shares and recorded stock compensation expense of $450,000 to fully reserve this receivable. The shares of common stock issued pursuant to the exercise of the stock options are unregistered shares subject to the requirements of Rule 144. See additional disclosure in Note E.

At December 31, 2001 the Company had a liability recorded of approximately $290,000 for cash advances received from its CEO. During the six months ended June 30, 2002 the Company received $267,500 of additional advances from the CEO, repaid $322,500 of the total advances and offset $8,934 of the CEO's business expenses against the net amount due the CEO. The remaining amount due the CEO of approximately $226,000 was converted into a 5% note payable due July 1, 2002 and is currently in default and accruing interest at 18%. In addition, stock options for 3,000,000 shares of the Company's common stock were exercised for an aggregate exercise price of $600,000 in exchange for a note. The note receivable was reserved and $600,000 was recorded as stock compensation expense. The shares of common stock received pursuant to the exercise of the stock options are unregistered shares subject to the requirements of Rule 144. See additional disclosure in Note E.

During the three and six months ended June 30, 2002 the Company incurred $72,675 and $126,669, respectively, of legal fees to an attorney who is a former employee and a relative of the Company's CEO. Part of these fees were settled through the issuance of 250,000 shares of common a stock with a fair value at the time of issuance of $62,500 and the remainder is an outstanding liability at June 30, 2002. The shares of common stock issued to the attorney are unregistered shares subject to the requirements of Rule 144. During the six months ended June 30, 2001 approximately $36,000 of legal fees were expensed and outstanding at June 30, 2001 to this attorney.

Another shareholder received 250,000 shares of the Company's common stock for consulting with the Company in the first quarter of 2002. These services were valued at $62,500. In addition the Company incurred fees of $36,250 related to services performed by a consultant in the first quarter of 2002 prior to becoming employed as the Company's Chief Financial Officer. Of this amount $11,250 was settled through the issuance of 25,000 shares of common stock of the Company and the remainder of $25,000 in cash of which $15,000 remains outstanding at June 30, 2002. The shares of common stock issued to the shareholder and the CFO are unregistered shares subject to the requirements of Rule 144. See additional disclosure in Note E.

In connection with an acquisition by Parago in 1999 the Company agreed to exchange up to 500,000 shares of the Company's common stock for shares of Parago common stock at the option of the stockholders of the company acquired by Parago. In May 2002 the Company exchanged 139,806 shares of the Company's common stock for 1,240 shares of common stock of Parago as a result of this conversion feature. The fair market value of the stock issued in these transactions of $34,952 was recorded as other expenses. All the shares of common stock issued in these transactions are unregistered shares subject to the requirements of Rule 144.

Pursuant to subscription agreements between Parago and some of its stockholders, the Company may be required at the option of such stockholders, to issue up to 414,000 shares of the Company's common stock. In May 2002 one such stockholder was issued 16,000 restricted shares of common stock of the Company.

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. Given these events, including the dismissal of the lawsuit and the failure of the plaintiffs to refile a lawsuit for more than one year after the date of the dismissal, the Company, in the year ended December 31, 2001, reversed the nonrecurring charge that the Company had previously recorded related to the settlement of the
lawsuit.   There was no change to the status of this lawsuit during the six months ended June 30, 2002.

In June 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used and asserted damages between $300,000 and $1,500,000. CT Holdings believes that the claims asserted by the Fergusons are without merit and will vigorously defend the claims. The trial in the case was heard in late April and early May 2002 and the Company received the court's decision in July 2002. The trial court awarded the Fergusons approximately $766,000 in damages, interest and legal fees. CT Holdings intends to appeal the decision of the trial court. As a result of the judgment during the quarter ended June 30, 2002, the Company has recorded approximately $766,000 as a nonrecurring charge related to the litigation pending appeal.

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement ("the Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,049. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and CT Holdings expects that this matter will be referred to binding arbitration in the fourth quarter of 2002. The Company has recorded a liability of $101,049 at December 31, 2001 and 2000 related to this lawsuit. As part of the Distribution, Citadel assumed responsibility for this lawsuit, although there can be no assurance that we will be released from the lawsuit.

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

NOTE E - CERTAIN TRANSACTIONS

During the quarter ended June 30, 2002 the Company issued 1,397,500 shares of common stock to employees and directors of the Company pursuant to the exercise of stock options. The aggregate exercise price of these stock options was approximately $297,000 all of which has been recorded as stock compensation expense. The shares of common stock issued pursuant to the exercise of the stock options are unregistered shares subject to the requirements of Rule 144.

In May 2002, prior to the record date of the Distribution, the Company entered into negotiations to settle approximately $860,000 of operating liabilities in exchange for 1,662,500 shares of common stock of the Company. As of June 30, 2002 a gain of approximately $9,000 on the extinguishment of approximately $163,000 of these liabilities was recorded in other income on the statement of operations as a result of issuing 612,500 shares of common stock including 100,000 shares for services provided by an independent consultant, 25,000 shares to a consultant for services performed prior to employment as the Company's Chief Financial Officer, 250,000 shares to a shareholder for consulting services, and 250,000 shares to an attorney who is also related to the Company's CEO, for the performance of professional services to the Company. For the purposes of calculating the gain the fair value of the Company's common stock was determined as the closing price ($0.25) on May 1, 2002, the day before the Citadel ex-dividend date, the last day the Company's common stock was traded and quoted with the value of the distribution dividend included in the value of the Company's stock. At June 30, 2002 approximately $697,000 of operating

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


liabilities were under negotiation for settlement with shares of the Company's common stock including all dividends and distributions. Approximately 1,050,000 shares of common stock, plus 262,500 shares of common stock of Citadel Security Software, Inc. are reserved for issuance upon final settlement of these liabilities. The Company believes that the negotiations will ultimately be concluded with the issuance of the shares in full settlement of these liabilities however there can be no assurance that such settlement will be finalized or on terms favorable to the Company. If such shares are finally issued to settle the associated liabilities a gain of approximately $400,000 will be recognized.

During the six months ended June 30, 2002 a shareholder advanced $20,000 to the Company and entered into an 8% note due June 30, 2002. At June 30, 2002 the outstanding balance of this note was $9,000 and is currently in default.

During May 2002 the Company sold 100,000 unregistered shares of common stock for $25,000.

During the quarter ended June 30, 2002 approximately 4 million shares of the Company's common stock held in treasury were determined to be cancelled.

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

At June 30, 2002 the Company held investments in three companies, Parago, River Logic and Encore. Other than our formation and development of these companies, we have a brief history in executing our business strategy. As a consequence, our prior operating history may not provide a meaningful guide to our prospects in emerging markets. Moreover, our business model and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may be unable to execute our strategy of developing our business due to numerous risks, including the following:

     - We may be unable to identify or develop relationships with attractive emerging companies.
     - Any companies that we are able to attract may not succeed and the value of our assets and the price of our common stock could consequently decline.
     - Our business model is unproven and depends on the willingness of companies to participate in our business development model and collaborate with each other and us.
     - Our expenses will increase as we build the infrastructure necessary to implement this model.
     - We face competition from incubators, some of which are publicly traded companies, venture capital companies and large corporations; many of these competitors have greater financial resources and brand name recognition than we do, which may make it difficult for us to effectively compete.
     - We will require additional capital resources in order to implement our business model and we may not be able to obtain these resources on attractive terms, if at all.


WE HAVE INVESTED IN EARLY STAGE VENTURES; AND THERE CAN BE NO ASSURANCE THAT OUR INVESTMENTS WILL PROVE TO BE FINANCIALLY ATTRACTIVE.

We have developed and/or invested in Parago, River Logic and Encore (our "investees" or "investee companies"). Inasmuch as our investee companies are early stage ventures, it is difficult to judge their future prospects. Economic, governmental, industry and internal company factors outside of our control affect each of our investee companies. A significant portion of our assets is comprised of ownership interests in our investee companies. If our investee companies do not succeed, the value of our assets will decline.

FOLLOWING THE DISTRIBUTION CT HOLDINGS DOES NOT HAVE ACCESS TO THE CASH FLOW OR ASSETS OF CITADEL, AND MAY BE UNABLE TO OPERATE PROFITABLY.

Historically, since the businesses that comprise each of Citadel and CT Holdings have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets and cash flow of each other for capital requirements. After the Distribution, CT Holdings is not able to rely on the security software business for such requirements. Following the Distribution, CT Holdings will continue to maintain its own credit and banking relationships and perform its own financial and investor relations functions. Because a significant number of key employees of CT Holdings will be employed by Citadel following the Distribution, there can be no assurance that CT Holdings will be able to successfully put in place the financial, administrative and managerial structure necessary to continue to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.


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

Although we have yet to make any investments in the investment securities of companies other than Parago, River Logic and Encore, such investments, if and when made, could fluctuate in value, which may cause the value of such securities to exceed 40% of our total assets. Unless an exclusion or safe harbor were available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be accomplished in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we may otherwise have preferred. These sales may be at depressed prices and we might never realize anticipated benefits from, and may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses and have a significant working capital deficiency and a significant stockholders' deficit. Cash used in continuing operations was approximately $419,000 during the six months ended June 30, 2002. We have no cash balance at June 30, 2002 and current liabilities exceed current assets by approximately $2.7 million. We and our investee companies continue to be dependent upon external financing to perform our business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During the six months ended June 30, 2002 and the year ended December 31, 2001, substantially all of this financing has been provided by related parties.

Our strategy of continuing to support and expand our business development activities requires us to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We estimate we will need to raise additional funds of $1 million to $1.5 million to support the incubator and business development activities of the Company through the next twelve months and substantially greater amounts if we expect to continue to acquire investments or if amounts become due to settle contingent liabilities. Historically, we have obtained short-term bridge funding from our Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available, or if available on terms that we would be willing to accept.

We received a report from our independent auditors for its year ended December 31, 2001 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to historical negative cash flows and because, as of the date they rendered their opinion, we did not have access to sufficient committed capital to meet our projected operating needs for at least the next 12 months. Until we are able to create liquidity from our investments through a sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund our own operating expenses.

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

WE ARE INVOLVED IN LEGAL PROCEEDINGS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We are involved in legal proceedings as described in Item 3. Legal Proceedings and from time to time, we may be subject to other legal proceedings, including but not limited to claims that we have infringed the intellectual property rights of others, product liability claims, or other claims incidental to our business. While we intend to defend such lawsuits, adverse decisions or settlements, and the costs of defending such suits, could have a material adverse effect on our business. In addition, in July 2002, the court in a lawsuit filed by Michael and Patricia Ferguson awarded approximately $766,000 in damages, legal fees and interest. While the Company will appeal this decision, there can be no assurance that the Company will be successful in its appeal. They could have a material adverse effect on the Company and its financial condition.


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

         RISKS RELATED TO THE DISTRIBUTION OF CITADEL SECURITY SOFTWARE

MEMBERS OF CITADEL'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE DISTRIBUTION.

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

WE MAY INCUR INCREASED EXPENSES IF THE TRANSITION SERVICES AGREEMENT WITH CITADEL IS TERMINATED.

In connection with the Distribution, Citadel entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and Citadel will provide each other services for a fee in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support following the Distribution. The agreement will generally extend for one year after the Distribution, but may be terminated earlier under certain circumstances, including a default. If the agreement is terminated, we may be required to obtain such services from a third party or increase our headcount to provide such services. This could be more expensive than the fees which we will be required to pay under the transition services agreement.

MANAGEMENT BELIEVES THAT THE DISTRIBUTION HAS CAUSED THE TRADING PRICE OF CT HOLDINGS COMMON STOCK TO DECLINE.

Following the Distribution, our common stock continued to be listed and traded on the Over The Counter Bulletin Board under the symbol CITN. There can be no assurance that a trading market will continue for the shares of CT Holdings common stock. Management believes that as a result of the Distribution, the trading price of CT Holdings common stock immediately following the ex-dividend date for the Distribution was substantially lower than the trading price of CT Holdings common stock immediately prior to Distribution. Following the Distribution, CT Holdings' operations will consist of the equity interests in its incubation holdings, Parago, River Logic and Encore, and CT Holdings' related business development operations, including potential future acquisitions. Further, the combined trading prices of CT Holdings common stock and the Citadel Shares after the Distribution may be less than the trading price of CT Holdings common stock immediately prior to the Distribution.

SUBSTANTIAL SALES OF CT HOLDINGS COMMON STOCK MAY HAVE AN ADVERSE IMPACT ON THE TRADING PRICE OF THE CT HOLDINGS COMMON STOCK.

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

THERE CAN BE NO ASSURANCE THAT AN ACTIVE TRADING MARKET FOR CT HOLDINGS COMMON STOCK WILL RETURN.

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

FAILURE TO QUALIFY AS A TAX-FREE TRANSACTION COULD RESULT IN SUBSTANTIAL LIABILITY.

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

THERE CAN BE NO ASSURANCE THAT OUR INVESTEES WILL COMPLETE AN INITIAL PUBLIC OFFERING OR OTHER LIQUIDITY EVENT.

There can be no assurance that any of our investees will complete an initial public offering or other liquidity event. The failure to complete an offering or other liquidity event such as an acquisition by a third party could have a material adverse effect on our stock price. You cannot be assured that an initial public offering or other liquidity event will occur in the near future or ever at all. In addition, we have agreed to convert the shares of Parago common stock issued in connection with the acquisition of 2-Lane Media by Parago into up to 500,000 of our shares at the option of the 2-Lane Media shareholders. During the quarter ended June 30, 2002 shareholders owning 1,200 of these shares of Parago stock exercised their option to obtain 139,806 shares of CT common stock. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) at the option of such stockholders. Shareholders owning 40 of these shares of Parago stock exercised their option to obtain 16,000 shares of CT common stock. These provisions could have the effect of diluting our stockholders if the market price for our stock is above that price at the time of conversion.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


You should read the following discussion in conjunction with our audited financial statements for the year ended December 31, 2001 and the ten month period ended December 31, 2000 and the related notes in the Company's Form 10-KSB. Our fiscal year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW

CT Holdings, Inc. provides management expertise and capital to early stage companies. At June 30, 2002 the Company held investments in Parago, River Logic and Encore. The Company was incorporated in Delaware in 1992 and previously operated under the name Citadel Technology Inc. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy over the years has led to the development, acquisition and operation of primarily technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

In November 2001 the Company announced a plan to spin-off of its Citadel subsidiary as a special dividend to shareholders of CT Holdings. (See "The Citadel Security Software Distribution and Discontinued Operations" below). The distribution of the Citadel shares closed on May 17, 2002, the Distribution Date. While Citadel continues to operate its security software business, generally accepted accounting principles requires that the financial statements of Citadel, previously consolidated with the financial statements of the Company, be presented in these financial statements as discontinued operations through the Distribution Date and accordingly are included in the statements of operation for the three and six months ended June 30, 2002 and 2001 respectively.

THE CITADEL SECURITY SOFTWARE DISTRIBUTION AND DISCONTINUED OPERATIONS

In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). The Distribution consists of one (1) share of Citadel common stock for every four (4) shares of CT Holdings (the Distribution Ratio) held by CT Holdings shareholders as of May 6, 2002 (the "Record Date). Following the Distribution on May 17, 2002 (the "Distribution Date"), Citadel became an independent company and CT Holdings has no continuing ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes although neither we nor Citadel have requested or obtained any opinions as to the tax treatment of the Distribution. On the Distribution Date, CT Holdings and Citadel entered into a series of agreements including a distribution agreement, a transition services agreement and a tax disaffiliation agreement which provide for, among other things, the principal corporate transactions required to effect the Distribution, to provide for an orderly transition to the status of two independent companies and to define the continuing relationship between Citadel and CT Holdings after the Distribution.

After the Distribution, two of five directors of CT Holdings are directors of Citadel and the Chief Executive Officer and the Chief Financial Officer of CT Holdings hold the same positions with Citadel. It is expected that 20% to 33% of the officers' time will be allocated to CT Holdings. All other employees of CT Holdings became employees of Citadel following the Distribution. Under the transition services agreement Citadel will provide accounting, administrative, information management and other services, including the services of the two officers, to CT Holdings in return for a payment of a monthly administrative fee initially estimated at $20,000 per month. The fee may be adjusted quarterly subject to a reallocation of the estimated time devoted to each company.

As a result of the Distribution, the financial statements and the results of operations of Citadel are presented as discontinued operations in CT Holdings' financial statements. Summary financial information with respect to Citadel is provided below:

                                          Period              Six Months
                                      January 1, 2002           Ended
                                          Through              June 30,
                                        May 17, 2002             2001
                                      --------------        ------------
Revenue                                 $   130,519         $   181,418
Net loss                                $  (942,939)        $(1,028,750)
                                        ============        ============

At December 31, 2001 the net current liabilities and the net long-term assets of Citadel were as follows:


                                                December 31,
                                                   2001
                                             ----------------
BALANCE SHEET DATA:
    Current assets                           $       171,954
    Current liabilities                            1,107,647
    Property and equipment                            43,006
    Capitalized software development costs           174,110
    Stockholder's (deficit)                         (693,926)


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

In April 2001, River Logic received a strategic investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock, and River Logic repaid the $216,000 balance of these notes plus interest in April 2001. Since the Company's initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. Similar to the investments in Parago, the Company recognized that this investment would be initially illiquid. However during the three months ended June 30, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. We considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on an this consideration we determined that the fair market value of the Company's investment in River Logic had declined to approximately $500,000 and accordingly wrote down the investment by $2,203,975. Our investment in River Logic is accounted for using the cost method of accounting for investments in common stock therefore no proportionate share of equity in income or loss is recorded.

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

EFFECT OF VARIOUS ACCOUNTING METHODS FOR EQUITY INVESTMENTS

The various interests that we acquire in our investee companies are accounted for under three broad methods: consolidation, equity method and cost method.
The applicable accounting method is generally determined based on our percentage ownership in an investee company.

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At December 31, 2001 and June 30, 2002 we had no investee company qualified for this accounting method.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2001

CT Holdings' continuing operations consists of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies in which CT Holdings might invest. Due to the spin-out distribution of Citadel on May 17, 2002 the results of operations and the balance sheet of Citadel are presented as discontinued operations in all periods presented prior to the distribution date. Citadel's loss from operations through May 17, 2002 are included as loss from discontinued operation for the three and six months ended June 30, 2002.

Our investment in Parago prior to June 30, 2001 was accounted for using the equity method of accounting. In 2000 our investment in Parago was reduced to zero as a result of our share of cumulative losses since our initial investment was made in Parago. An additional investment in Parago in December 2001 by unrelated third parties has caused our ownership percentage to fall below the 20% ownership threshold required to account for the investment under the equity method and accordingly we record our investment in Parago using the cost method. Our investments in River Logic and Encore are recorded using the cost method.

Loss from continuing operations for the three and six months ended June 30, 2002 includes legal and administrative costs and the costs of shared personnel and office costs allocated from Citadel under the transition services agreement entered into as a part of the Distribution. Loss from continuing operations for the three and six months ended June 30, 2001 consists of the costs and expenses of maintaining an office and legal and administrative expenses. For the periods prior to the distribution date costs and expenses related to the Citadel security software business have been allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel utilizing such factors as revenues, number of employees, and other relevant factors.


GENERAL AND ADMINISTRATIVE EXPENSES

We had general and administrative expenses for the three months ended June 30, 2002 and 2001 of $321,858 and $190,404, respectively, an increase of $131,454 or 69%. For the six months ended June 30, 2002 and 2001 we incurred general and administrative expenses of $775,928 and 351,844, respectively an increase of $424,084, or 121%. The increases in both the three and six month periods are primarily a result of legal fees associated with ongoing legal matters and defense costs related to the various legal claims and consulting fees associated with business development and incubator activities.

COMMON STOCK ISSUED AS COMPENSATION

During the quarter ended June 30, 2002 the Company issued 6,647,500 shares of common stock to employees and directors of the Company pursuant to the exercise of stock options. The aggregate exercise price of these stock options was approximately $1,347,000. Notes receivable for $1,312,500 were received for the exercise price and subsequently fully reserved and expensed as stock compensation expense. An additional $34,500 was recorded as a stock bonus expense. The shares of common stock issued pursuant to the exercise of the stock options are unregistered shares subject to the requirements of Rule 144.

ACCRUAL FOR LITIGATION

In June 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claimed that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. CT Holdings continues to believe that the claims asserted by the Fergusons are without merit and will vigorously defend the claims. The trial in this case was held from April 22, 2002 until May 1, 2002, and the Company received the judgment from the trial court in July 2002. The trial court awarded the Fergusons approximately $766,000 in damages, interest and legal fees. CT Holdings intends to appeal the decision of the trial court. As a result of the judgment, the Company has recorded approximately $766,000 as a nonrecurring charge related to the litigation pending appeal.

REVERSAL OF LEGAL SETTLEMENT

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

WRITEDOWN OF INVESTMENT IN AFFILIATE

During the three months ended June 30, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. We considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on an this consideration we determined that the fair market value of the Company's investment in River Logic had declined to approximately $500,000 and accordingly wrote down the investment by $2,203,975. Our investment in River Logic is accounted for using the cost method of accounting for investments in common stock therefore no proportionate share of equity in income or loss is recorded.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

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

Parago security holders (including CT Holdings) who met the required suitability criteria were offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest. In the event that TH Lee was required to pay all or a portion of the Term Loan under the Guaranty, those offerees who had participated in the offering and paid their pro rata portion of the Guaranty when it would have been due would maintain their percentage equity ownership in Parago, while those offerees who did not participate in the offering, and those participants who failed to make their Guaranty payments when due, would be substantially diluted. If offerees holding a significant portion of Parago's current equity ownership failed to make their Guaranty payments when due, had they become due, then TH Lee would gain a controlling interest in Parago as a result of the transactions. CT Holdings participated in this offering. Pursuant to the participation in the Parago bridge loan guaranty the Company was required under the equity method of accounting to recognize equity in losses equal to its cash participation of $692,739 and the Company's share of the guaranty of $1,406,472 in the three and six months ended June 30, 2001. Following the Parago equity financing in December 2001 the $692,739 loan was repaid and the $1,406,472 loan guarantee was released. Accordingly the adjustment to equity in losses of $2,099,211 was reversed in December 2001.

INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME

Interest expense for the three and six months ended June 30, 2002 was $35,650 and $73,582, respectively. This compares to $3,372 and $7,879 for the similar periods of 2001. The increase is due to higher average debt balances outstanding during the three and six month periods ended June 30, 2002 as well as the recognition of $25,650 of interest expense in the three months ended June 30, 2002 and $51,300 of interest expense in the six months ended June 30, 2002 associated with the beneficial conversion feature of the $600,000 convertible note from a shareholder.

No interest income was earned in the three months or six months ended June 30, 2002. Interest income in the three and six month periods ended June 30, 2001 represented interest on notes receivable form affiliates.

Other expense for the three and six months ended June 30, 2002 was $29,951 and is net of a $9,000 gain resulting from the issuance of common stock to settle a liability and $38,452 for the fair market value of common stock issued for the exercise of exchange rights granted by the Company.

Other income for the three and six months ended June 30, 2001 represents miscellaneous receipts unrelated to the operations.

NET LOSS

As a result of these factors, for the quarters ended June 30, 2002 and 2001 we reported a loss from continuing operations of $4,704,434 and $365,140. The loss from discontinued operations related to Citadel for the quarters end ended June 30, 2002 and 2002 was $373,357 and $518,971. For the six months ended June 30, 2002 and 2001 the loss from continuing operations was $5,196,436 versus $509,837, respectively and the loss from discontinued operations was $942,939 and $1,028,750, respectively. In addition to the loss from discontinued operations we recorded transaction costs directly related to the spin-off transaction, primarily, legal and accounting fees, of $26,714 for the three months ended June 30, 2002 and $185,431 for the six months ended June 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred recurring operating losses and has a significant working capital deficiency at June 30, 2002 of $3.2 million and a stockholders' deficit of $2.7 million. Cash used in operations was approximately $419,000 during the six months ended June 30, 2002. The Company had no cash balance at June 30, 2002. Immediate funding needs of the business are expected to be provided by financings through advances, short-term notes payable and additional investments from related parties.

The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. During the six months ended June 30, 2002, related parties provided substantially all of this financing. The financings during the six months ended June 30, 2002 included proceeds of $600,000 from the issuance of a convertible note to a shareholder described further in Note C and advances and proceeds of notes payable from the Company's CEO, directors and other related parties. Future cash may come from the realization of the value of our investments in Parago, River Logic and Encore, although there can be no assurance that any value will ever be realized from these investments.

The Company's strategy of continuing to support and expand its business development activities will not generate positive cash flow in the foreseeable future. The complete implementation of this element of our strategy requires the Company to obtain additional capital. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise $1 million to $1.5 million to support its incubator and business development activities through the next twelve months. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

The Company has made investments in entities that it believes may provide liquidity to the Company in the long term. The Company believes that its investment in Parago has been successful with Parago having had no revenue at the time of the Company's initial $50,000 equity investment, growing revenue to approximately $26 million during the year ended December 31, 2001. As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. During 2001 the

Company's percentage ownership in Parago was reduced to approximately 1% as a result of an additional equity financing raised by Parago in December 2001 in which the Company chose not to participate. The Company believes, however, that its investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split) and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) may ultimately provide an appropriate return.

Similarly, the Company believes its investment in River Logic has also been successful. Since the Company's initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April, 2001 River Logic obtained a strategic investment from the Intel 64 Fund, Cardinal Investments, eMed Ventures, and Mercury Ventures. Similar to the investments in Parago, the Company recognized that this investment would be initially illiquid. However during the three months ended June 30, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. Management considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on an this consideration determined that the fair market value of the Company's investment in River Logic had declined to approximately $500,000 and accordingly wrote down the investment by $2,203,975.

The Company's minority position in Encore is immaterial and is not expected to provide liquidity to the Company in the foreseeable future.

While the Company is pleased with the performance of its investee companies to date, there can be no assurance that the Company will ever achieve liquidity for its investments. In addition there can be no assurance that management's plans will be successful or what other actions may become necessary. Until the Company is able to create liquidity from its investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, the Company will continue to require working capital to fund its own operating expenses. Although the Company has been successful raising capital in the past, the inability of the Company to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations and result in charges that could be material to the Company's business and results of operations.

CT Holdings has no cash at June 30, 2002. The net cash used in operations of $418,934 for the six months ended June 30, 2002 is principally a result of the net loss of $6,324,806 offset by a net loss from discontinued operations of $942,939, stock compensation expense of $1,347,000, a writedown of our investment in River Logic of $2,203,975, a legal settlement accrual of $766,000 and the changes in operating assets and liabilities of $560,559. In the six months ended June 30, 2001 net cash used in operating activities was $211,969 primarily consisting of the net loss from continuing operations of $1,538,587 partially offset by a net loss from discontinued operations of $1,028,750 and a $2,099,211 bank debt guaranty of an affiliate partially offset by the reversal of a legal settlement accrual in the amount of $1,912,500.

There was no cash flow from investing activities in the six months ended June 30, 2002. This compares to $102,570 of net cash provided from the payments of notes receivable to related parties of $588,559, payments from non related party notes receivable of $206,750 partially offset by $692,739 of cash paid to guaranty the bank debt of an affiliate. Cash flows provided by financing activities was $619,066 for the six months ended June 30, 2002, primarily resulting from the proceeds of a convertible note from a shareholder of $600,000, proceeds of notes and advances payable from related parties of $526,500 offset by payments on notes payable to related parties of $532,434. During the six months ended June 30, 2001 cash provided from financing activities was $537,275 primarily from the $489,983 of proceeds from notes payable

As a result of the aforementioned factors, net cash provided by continuing operations was $200,132 and $427,876 for the six months ended June 30, 2002 and 2001 respectively. The net contribution by CT Holdings to Citadel was $200,132 and $427,876 for the same periods, respectively. The net result was no cash balance to the Company.

In the future, CT Holdings will incur expenses relating to corporate overhead related to the execution of its business model and the operations of businesses acquired. The Company will require cash from financing activities to fund the deficits expected over the next year. The Company's operation requires the Company to obtain additional capital. The Company will need to raise additional capital to fund its incubator and business development activities through 2002. Historically, the Company obtained short-term bridge loans from its Chief Executive Officer or Directors of the Company. The Company has been and continues to be dependent upon related party financing to fund its business development and incubator activities. During the six months ended June 30, 2002 and year ended December 31, 2001, related parties have provided substantially all financing and management will continue to rely on related parties to fund future operations. We may need to rely on similar funding from related parties for future funding needs. While this may occur in the future there can be no assurance that such financing will be available or if available, on terms the Company would be willing to accept. There can be no assurance that management's plans for CT Holdings incubator business model will be successful or what other actions may become necessary. Although the Company has been successful raising capital in the past, the inability of the Company to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's investee companies, its business or operations and may result in charges that could be material to the Company's business and results of operations. The Company has no material purchase commitments for property and equipment at June 30, 2002.

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

In June 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claimed that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. CT Holdings continues to believe that the claims asserted by the Fergusons are without merit and will vigorously defend the claims. The trial in this case was held from April 22, 2002 until May 1, 2002, and the Company received the judgment from the trial court in July 2002. The trial court awarded the Fergusons approximately $766,000 in damages, interest and legal fees. CT Holdings intends to appeal the decision of the trial court. As a result of the judgment, the Company has recorded approximately $766,000 as a nonrecurring charge related to the litigation pending appeal.

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement ("the Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,049. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion, and CT Holdings expects that this matter will be referred to binding arbitration in the fourth quarter of 2002. The Company has recorded a liability of $101,049 at December 31, 2001 related to this lawsuit. As part of the Distribution, Citadel assumed responsibility for this lawsuit, although there can be no assurance that we will be released from the lawsuit.

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


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

For all of the transactions listed below the shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

During May 2002 the Company sold 100,000 restricted shares of common stock for $25,000 to an accredited investor.

In May 2002 a shareholder received 250,000 restricted shares of the Company's common stock for consulting services to the Company in the first quarter of 2002. These services were valued at $62,500.

During the six months ended June 30, 2002, 25,000 restricted shares of common stock of the Company were issued to a consultant in lieu of cash compensation. The fair value of these services was $11,250. The consultant later became the Company's Chief Financial Officer.

In May 2002 the Company issued 250,000 restricted shares of common stock for the services of an attorney who is a former employee and a relative of the Company's CEO. The fair value of these services was $62,500,

In connection with an acquisition by its former subsidiary Parago in 1999, the Company agreed to exchange up to 500,000 shares of the Company's common stock for shares of Parago common stock at the option of the stockholders of the company acquired by Parago. In May 2002 the Company exchanged 139,806 restricted shares of the Company's common stock for 1,240 shares of common stock of Parago as a result of this conversion feature.

Pursuant to subscription agreements between Parago and some of its stockholders, the Company may be required at the option of such stockholders, to issue up to 414,000 shares of the Company's common stock. In May 2002 one such stockholder was issued 16,000 restricted shares of common stock of the Company.

In May 2002 a total of 6,647,500 restricted shares of the Company's common stock were issued pursuant to the exercise of stock options. Officers, directors and employees of the Company exercised stock Options for 6,500,000 restricted shares of common stock for an aggregate exercise price of $1,313,000 in exchange for notes which have been fully reserved and the charge recorded as stock compensation expense. In addition an officer and two employees of the Company exercised options for 147,500 restricted shares of common stock of the Company with an aggregate exercise price of $34,500 and because no cash was exchanged, the $34,500 was recorded as stock compensation expense.

In May 2002, the Company issued 100,000 restricted shares of common stock to an independent consultant in the settlement of liability recorded for the performance of consulting services. The Company recognized a gain of $9,000 resulting from this settlement.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

At August 19, 2002 the Company was in default on four notes payable from shareholders and related parties in the total amount of $534,395. At June 30, 2002 the Company had an 8% note payable due June 30, 2002 to an entity related to an employee of the Company for $49,000, an 8% note payable to a shareholder for $9,000, an 8% note payable due April 30, 2002 to a director of the Company for $750,000, and a 5% note payable due July 1, 2002 to the Company's CEO for $226,395. Interest in arrears is approximately $16,000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     99.1    Certification of Chief Executive Officer Pursuant To 18 U.S.C.
     Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

     99.2    Certification of Chief Financial Officer Pursuant To 18 U.S.C.
     Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT HOLDINGS, INC.

(REGISTRANT)

Date: August 19, 2002              By: /s/ STEVEN B. SOLOMON
                                   -------------------------------------------
                                   Steven B. Solomon,
                                   President and Chief Executive Officer
                                   (Duly Authorized Signatory and
                                   Principal Executive Officer)


                                   /s/ RICHARD CONNELLY
                                   -------------------------------------------
                                   Richard Connelly,
                                   Chief Financial Officer
                                   (Duly Authorized Signatory and
                                   Principal Accounting and Financial Officer)