Form 10QSB
period 2002-09-30
CT HOLDINGS INC
filed 2002-11-18
CIK 752789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Class                                           Outstanding at November 18, 2002

Common Stock, Par value $.01 per share                     57,545,928


Transitional Small Business Disclosure Format Yes [ ]   No [X]

                                CT HOLDINGS, INC.
                                  FORM 10-QSB
                      QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                TABLE OF CONTENTS


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheets
       as of September 30, 2002 and December 31, 2001                          3

     Statements of Operations
       for the three and nine months ended September 30, 2002 and 2001         4

     Statements of Cash Flows
       for the nine months ended September 30, 2002 and 2001                   5

     Notes to Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               16

Item  3  Controls and Procedures                                              34

PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings                                                35

Item 2.      Changes in Securities and Use of Proceeds                        35

Item 3.      Defaults Upon Senior Securities                                  36

Item 6.      Exhibits and Reports on Form 8-K                                 36

Signatures                                                                    37

Certifications                                                                38

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   CT HOLDINGS, INC.
                                    BALANCE SHEETS


                                                        SEPTEMBER 30,
                                                            2002         DECEMBER 31,
                                                         (unaudited)         2001
                                                       ---------------  --------------
                        ASSETS
                        ------

INVESTMENT IN UNCONSOLIDATED AFFILIATES                $      502,000   $   2,735,975

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                     -         241,767
                                                       ---------------  --------------
                                                       $      502,000   $   2,977,742
                                                       ===============  ==============

     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
     ----------------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                $    1,362,126   $     911,333
  Payable to Citadel                                           90,000               -
  Advances and notes payable to related parties               533,796         540,330
  Convertible note payable to shareholder                     600,000               -
  Accrual for legal settlement                                785,000               -
  Net current liabilities of discontinued operations                -         935,693
                                                       ---------------  --------------
 Total current liabilities                                  3,370,922       2,387,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; no shares issued
   at September 30, 2002 and December 31, 2001
  Common stock, $.01 par value per share;
   60,000,000 shares authorized; 57,545,928
   and 53,994,221 shares issued at
   September 30, 2002 and December 31, 2001                   575,459         539,943
  Additional paid-in capital                               56,950,602      56,429,100
  Accumulated deficit                                     (60,394,983)    (53,878,418)
  Treasury stock, at cost (4,164,613 shares)                        -      (2,500,239)
                                                       ---------------  --------------
  Total stockholders' (deficit) equity                     (2,868,922)        590,386
                                                       ---------------  --------------
                                                       $      502,000   $   2,977,742
                                                       ===============  ==============

The accompanying notes are an integral part of these financial statements.

                                       CT HOLDINGS, INC.
                               UNAUDITED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                 2002          2001          2002          2001
                                             ------------  ------------  ------------  ------------
Revenue                                      $         -   $         -   $         -   $         -

General and administrative expense               122,007       120,889       897,935       472,733
Common stock issued as compensation                    -             -     1,347,000             -
Reversal of legal settlement                           -             -             -    (1,912,500)
Accrual for litigation                            19,000             -       785,000             -
Writedown in investments of affiliates            30,000             -     2,233,975             -
Equity in loss of unconsolidated affiliate             -             -             -     2,099,211
Interest expense                                  20,752           408        94,334         8,287
Interest income                                        -       (27,353)            -       (57,936)
Other (income) expense                                 -       (34,240)       29,951       (40,254)
                                             ------------  ------------  ------------  ------------
Loss from continuing operations                 (189,759)      (59,704)   (5,388,195)     (569,541)
Costs incurred in connection with
  spin off of subsidiary                               -             -      (185,431)            -
Loss from discontinued operations                      -      (403,967)     (942,939)   (1,432,717)
                                             ------------  ------------  ------------  ------------
Net loss                                     $  (189,759)  $  (463,671)  $(6,516,565)  $(2,002,258)
                                             ============  ============  ============  ============

Net loss per share - basic and diluted
  Continuing operations                      $     (0.00)  $     (0.00)  $     (0.10)  $     (0.01)
  Discontinued operations                              -         (0.01)        (0.02)        (0.03)
                                             ------------  ------------  ------------  ------------
                                             $     (0.00)  $     (0.01)  $     (0.12)  $     (0.04)
                                             ============  ============  ============  ============

Weighted average shares outstanding -
  basic and diluted                           57,545,928    49,829,608    54,246,444    49,733,710
                                             ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                                 CT HOLDINGS, INC.
                         UNAUDITED STATEMENTS OF CASH FLOWS


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             2002          2001
                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(6,516,565)   (2,002,258)
  Less net loss from discontinued operations                 942,939     1,432,717
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Provision for loss on accounts receivable
       from affiliate                                              -        40,000
     Common stock issued as compensation                   1,347,000             -
     Beneficial conversion feature of convertible debt
       recognized as interest expense                         51,300             -
     Writedown of investment in affiliate                  2,233,975             -
     Adjustment for participation in debt financing
       guarantee of affiliate                                      -     2,099,211
     Accrual for legal settlement                            785,000             -
     Reversal of accrual from legal settlement                     -    (1,912,500)
     Common stock and options issued in lieu of
       cash for services                                       4,148             -
     Other non cash expense                                   29,951             -
  Changes in operating assets and liabilities
     Accounts receivable                                           -        45,250
     Accounts receivable from affiliate                            -       (81,337)
     Accounts payable and accrued expenses                   613,918       463,932
     Payable to affiliate                                          -      (126,028)
     Payable to a related party                               90,000             -
                                                         ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                       (418,334)      (41,013)

CASH FLOWS FROM INVESTING ACTIVITIES
  Notes receivable with related parties                            -       588,559
  Participation in Parago, Inc. guarantee                          -      (692,739)
  Notes receivable                                                 -       150,000
                                                         ------------  ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          -        45,820

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                                        -       (27,501)
  Proceeds from convertible note payable to shareholder      600,000             -
  Proceeds from advances and notes payable
    to related parties                                       526,500             -
  Payments on advances and notes payable
    to related parties                                      (533,034)            -
  Proceeds from sale of common stock                          25,000        47,292
  Proceeds from notes payable to related party                     -       692,482
                                                         ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    618,466       712,273

Net cash provided by continuing operations                   200,132       717,080
Net cash used by discontinued operations                    (200,132)      717,080)
                                                         ------------  ------------
Net change in cash                                                 -             -
Cash and cash equivalents at the beginning
  of the period                                                    -             -
                                                         ------------  ------------
Cash and cash equivalents at the end
  of the period                                          $         -   $         -
                                                         ============  ============

SUPPLEMENTAL CASH FLOW ITEMS
   Stock issued in settlement of accounts payable        $   163,125   $         -

The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of CT Holdings. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "SEC" or the "Commission"). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2001 and the ten months ended December 31, 2000, included in CT Holdings' Form 10-KSB for the year ended December 31, 2001 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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

NATURE OF BUSINESS

CT Holdings, Inc. (the "Company" or "CT Holdings") provides management expertise including consulting on operations, marketing and strategic planning and a source of capital to early stage technology companies. The Company previously operated under the name Citadel Technology Inc. and was incorporated in Delaware in 1992. At September 30, 2002 the Company held investments in Parago Inc. ("Parago"), River Logic Inc. ("River Logic") and Encore Telecommunications, Inc. ("Encore"). In October 2002, the Company received liquidating proceeds of approximately $2,000 for its investment in Encore. Accordingly, the Company wrote down its investment in Encore to $2,000 at September 30, 2002. In May 2002, the Company completed the spin-off distribution of Citadel Security Software Inc. ("Citadel"), which was a wholly owned subsidiary, to the shareholders of the Company. The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of primarily technology based businesses with compelling valuations and strong business models. The anticipated growth in technology creates strong opportunities to increase shareholder value by investing in early stage ventures well-positioned in their market or holding unique technology. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger, spin-off or initial public offering of the investee companies.

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

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

LIQUIDITY

The Company has incurred recurring operating losses and has a significant working capital deficiency at September 30, 2002 of $3.4 million and a stockholders' deficit of $2.9 million. Cash used in operations was approximately $419,000 during the nine months ended September 30, 2002. The Company had no cash balance at September 30, 2002. Immediate funding needs of the business are expected to be provided by financings through advances, short-term notes payable and additional investments from related parties.

The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. During the nine months ended September 30, 2002, related parties provided substantially all of this financing. The financings during the nine months ended September 30, 2002 included proceeds of $600,000 from the issuance of a convertible note to a shareholder described further in Note C and advances and proceeds of notes payable from the Company's CEO, directors and other related parties. Future cash may come from the realization of the value of our investments in Parago, River Logic and Encore, although there can be no assurance that any value will ever be realized from these investments.

The Company's strategy of continuing to support and expand its business development activities will not generate positive cash flow in the foreseeable future. The complete implementation of this element of our strategy requires the Company to obtain additional capital. Achieving positive cash flow is highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise $1.5 million to $3.8 million to settle liabilities and support its incubator and business development activities through the next twelve months. At September 30, 2002 the Company is in default on approximately $534,000 of notes and advances payable. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

The Company has made investments in entities that it believes may provide liquidity to the Company in the long term. The Company believes that its investment in Parago has been successful with Parago having had no revenue at the time of the Company's initial $50,000 equity investment, growing revenue to approximately $26 million during the year ended December 31, 2001. As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. During 2001, the Company's percentage ownership in Parago was reduced to approximately 1% as a result of an additional equity financing raised by Parago in December 2001 in which the Company chose not to participate. The Company believes, however, that its investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split) and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) may ultimately provide an appropriate return.

Similarly, the Company believes its investment in River Logic has also been successful. Since the Company's initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April, 2001 River Logic obtained a strategic investment from the Intel 64 Fund, Cardinal Investments, eMed Ventures, and Mercury Ventures. Similar to the investments in Parago, the Company recognized that this investment would be initially illiquid. However, during the nine months ended September 30, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. Management considered

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on an this consideration determined that the fair market value of the Company's investment in River Logic had declined to approximately $500,000 and accordingly wrote down the investment by $2,203,975 during the quarter ended June 30, 2002. The investment in River Logic is accounted for using the cost method of accounting for investments in common stock therefore no proportionate share of equity in income or loss is recorded.

In October 2002 the Company's investment in Encore was liquidated for approximately $2,000 in proceeds and accordingly the Company wrote down the investment by $30,000 during the quarter ended September 30, 2002.

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

EQUITY INVESTMENTS IN AFFILIATED COMPANIES

At September 30, 2002 the Company held investments in three affiliated companies, Parago, River Logic, and Encore. The Company used the cost method of accounting for these investments and presents its investments in affiliated companies on its balance sheets as Investment in Unconsolidated Affiliates. Affiliates in which the Company's direct or indirect ownership is more than 50% of the outstanding securities or those where the Company has effective control are generally accounted for under the consolidation method of accounting. Under this method, an affiliate's accounts are consolidated within the Company's financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated affiliate would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts the Company's consolidated net results of operations to reflect only the Company's proportionate share of the earnings or losses of the consolidated affiliate company. All significant intercompany accounts and transactions are eliminated in consolidation. The Company had no affiliated companies qualified for the consolidation method of accounting at September 30, 2002.

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

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE B - DISCONTINUED OPERATIONS

On May 17, 2002 the Company completed the spin off distribution of Citadel Security Software Inc. and as a result the balance sheet and statement of operations for Citadel are presented as discontinued operations through May 17, 2002. The unaudited results of operations for the period January 1, 2002 through May 17, 2002, and the three and nine months ended September 30, 2001 for Citadel are as follows:

                                                      PERIOD         THREE MONTHS      NINE MONTHS
                                                  JANUARY 1, 2002        ENDED            ENDED
                                                      THROUGH        SEPTEMBER 30,    SEPTEMBER 30,
                                                   MAY 17, 2002          2001             2001
                                                 -----------------  ---------------  ---------------
Revenue                                          $        130,519   $      141,029   $      322,447

Costs of revenue
    Software amortization                                  17,511          134,389          498,127
    Customer support costs                                      -                -                -
    Shipping, supplies and other                            3,045            1,329            3,786
                                                 -----------------  ---------------  ---------------
    Total costs of revenue                                 20,556          135,718          501,913

Operating expenses
    Selling, general and administrative expense           949,541          388,927        1,177,273
    Product development expense                            83,303                -                -
    Depreciation expense                                   20,058           20,351           75,978
                                                 -----------------  ---------------  ---------------
    Total operating expenses                            1,052,902          409,278        1,253,251
                                                 -----------------  ---------------  ---------------
    Operating loss                                       (942,939)        (403,967)      (1,432,717)
                                                 -----------------  ---------------  ---------------
Provision for income taxes                                      -                -                -
                                                 -----------------  ---------------  ---------------
Net loss                                         $       (942,939)  $     (403,967)  $   (1,432,717)
                                                 =================  ===============  ===============

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
                                                         =============

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE C - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002 the Company borrowed $600,000 from a stockholder. The non-interest bearing note matures on April 1, 2003 and is convertible into 2,700,000 shares of CT Holdings common stock plus 675,000 shares of Citadel common stock at a conversion price below the fair market value of the stock at the dates of issuance of the proceeds to the Company. Pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" interest expense of $51,300 representing the beneficial conversion feature associated with the principal outstanding at September 30, 2002 has been recorded during the nine months ended September 30, 2002 with an offset to paid-in-capital.

During the nine months ended September 30, 2002 an entity related to an employee of the Company advanced $239,000 to the Company and the Company repaid $190,000 of the advances. At September 30, 2002 the Company had an 8% note payable due June 30, 2002 for the remaining $49,000 outstanding and is currently in default.

Pursuant to the terms of the transition services agreement with Citadel, the Company has agreed to pay Citadel a monthly fee of $20,000 per month for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. During the nine months ended September 30, 2002 the Company recorded $180,000 of expense related to this agreement. In addition the Company has a liability recorded for $90,000 for amounts payable to Citadel at September 30, 2002.

The Company holds a $250,000, 8% note payable to a director that was due April 30, 2002 and is currently in default. In May 2002 the director exercised stock options for 2,250,000 shares of the Company's common stock with an aggregate exercise price of $450,000 and entered into a note receivable secured by the shares and recorded stock compensation expense of $450,000 to fully reserve this receivable. The shares of common stock issued pursuant to the exercise of the stock options are unregistered shares subject to the requirements of Rule 144. See additional disclosure in Note E.

At December 31, 2001 the Company had a liability recorded of approximately $290,000 for cash advances received from its CEO. During the nine months ended September 30, 2002 the Company received $267,500 of additional advances from the CEO, repaid $322,500 of the total advances and offset approximately $9,500 of the CEO's business expenses against the net amount due the CEO. The remaining amount due the CEO of approximately $226,000 was converted into a 5% note payable due July 1, 2002 and is currently in default and accruing interest at 18%. In addition, stock options for 3,000,000 shares of the Company's common stock were exercised for an aggregate exercise price of $600,000 in exchange for a note. The note receivable was reserved and $600,000 was recorded as stock compensation expense. The shares of common stock received pursuant to the exercise of the stock options are unregistered shares subject to the requirements of Rule 144. See additional disclosure in Note E.

During the three and nine months ended September 30, 2002 the Company incurred $13,050 and $139,719, respectively, of legal fees to an attorney who is a former employee and a relative of the Company's CEO. Part of these fees were settled through the issuance of 250,000 shares of common a stock with a fair value at the time of issuance of $62,500 and the remainder is an outstanding liability at September 30, 2002. The shares of common stock issued to the attorney are unregistered shares subject to the requirements of Rule 144. During the nine months ended September 30, 2001 approximately $36,000 of legal fees were expensed and outstanding at September 30, 2001 to this attorney.

Another shareholder received 250,000 shares of the Company's common stock for consulting with the Company in the first quarter of 2002. These services were valued at $62,500. In addition the Company incurred fees of $36,250 related to services performed by a consultant in the first quarter of 2002

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

prior to becoming employed as the Company's Chief Financial Officer. Of this amount $11,250 was settled through the issuance of 25,000 shares of common stock of the Company and the remainder of $25,000 in cash of which $15,000 remains outstanding at September 30, 2002. The shares of common stock issued to the shareholder and the CFO are unregistered shares subject to the requirements of Rule 144. See additional disclosure in Note E.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. Given these events, including the dismissal of the

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

lawsuit and the failure of the plaintiffs to refile a lawsuit for more than one year after the date of the dismissal, the Company, in the year ended December 31, 2001, reversed the nonrecurring charge that the Company had previously
recorded related to the settlement of the lawsuit.   There was no change to the
status of this lawsuit during the nine months ended September 30, 2002.

In June 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used and asserted damages between $300,000 and $1,500,000. CT Holdings believes that the claims asserted by the Fergusons are without merit and will vigorously defend the claims. The trial in the case was heard in late April and early May 2002 and the Company received the court's decision in July 2002. The trial court awarded the Fergusons approximately $766,000 in damages, interest and legal fees. Interest on the judgment accrues at a rate of 10% per annum and accordingly the Company has recorded an additional $19,000 of interest expense during the three months ended September 30, 2002. CT Holdings intends to appeal the decision of the trial court. As a result of the judgment during the quarter ended September 30, 2002, the Company has recorded approximately $785,000 as a nonrecurring charge related to the litigation pending appeal.

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

On November 11, 2002, CT Holdings was served with a lawsuit filed in the 192nd District Court in Dallas, Texas by PriceWaterhouseCoopers LLP for breach of contract and sworn account. The plaintiff claims that it is owed approximately $132,000 plus interest and attorneys' fees related to services in connection with the lawsuit filed by Janssen-Meyers described in the Report. Since CT Holdings has only just received the lawsuit it has not yet engaged legal counsel to review this lawsuit and accordingly has been unable to assess the merits of the claims or the amount of liability, if any, at this time. No trial has been set for the lawsuit.

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

NOTE E - CERTAIN TRANSACTIONS

During the nine months ended September 30, 2002 the Company issued 1,397,500 shares of common stock to employees and directors of the Company pursuant to the exercise of stock options. The aggregate exercise price of these stock options was approximately $297,000 all of which has been recorded as stock compensation expense. The shares of common stock issued pursuant to the exercise of the stock options are unregistered shares subject to the requirements of Rule 144.

In May 2002, prior to the record date of the Distribution, the Company entered into negotiations to settle approximately $860,000 of operating liabilities in exchange for 1,662,500 shares of common stock of the Company.

                                CT HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

As of September 30, 2002 a gain of approximately $9,000 on the extinguishment of approximately $163,000 of these liabilities was recorded in other income on the statement of operations as a result of issuing 612,500 shares of common stock including 100,000 shares for services provided by an independent consultant, 25,000 shares to a consultant for services performed prior to employment as the Company's Chief Financial Officer, 250,000 shares to a shareholder for consulting services, and 250,000 shares to an attorney who is also related to the Company's CEO, for the performance of professional services to the Company. For the purposes of calculating the gain the fair value of the Company's common stock was determined as the closing price ($0.25) on May 1, 2002, the day before the Citadel ex-dividend date, the last day the Company's common stock was traded and quoted with the value of the distribution dividend included in the value of the Company's stock.

At September 30, 2002 approximately $697,000 of operating liabilities were under negotiation for settlement with shares of the Company's common stock including all dividends and distributions. Approximately 1,050,000 shares of common stock, plus 262,500 shares of common stock of Citadel Security Software Inc.
are reserved for issuance upon final settlement of these liabilities. The Company believes that the negotiations will ultimately be concluded with the issuance of the shares in full settlement of these liabilities however there can be no assurance that such settlement will be finalized or on terms favorable to the Company. If such shares are finally issued to settle the associated liabilities a gain of approximately $400,000 will be recognized.

During the nine months ended September 30, 2002 a shareholder advanced $20,000 to the Company and entered into an 8% note due June 30, 2002. At September 30, 2002 the outstanding balance of this note was $9,000 and is currently in default.

During May 2002 the Company sold 100,000 unregistered shares of common stock for $25,000.

During the nine months ended September 30, 2002 approximately 4 million shares of the Company's common stock held in treasury were determined to be cancelled.

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

At September 30, 2002 the Company held investments in three companies, Parago, River Logic and Encore. Other than our formation and development of these companies, we have a brief history in executing our business strategy. As a consequence, our prior operating history may not provide a meaningful guide to our prospects in emerging markets. Moreover, our business model and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may be unable to execute our strategy of developing our business due to numerous risks, including the following:

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

FOLLOWING THE DISTRIBUTION CT HOLDINGS DOES NOT HAVE ACCESS TO THE CASH FLOW OR ASSETS OF CITADEL, AND MAY BE UNABLE TO OPERATE PROFITABLY.

Historically, since the businesses that comprise each of Citadel and CT Holdings were under one ultimate parent, they were able to rely, to some degree, on the earnings, assets and cash flow of each other for capital requirements. After the Distribution, CT Holdings is not able to rely on the security software business for such requirements. Following the Distribution, CT Holdings will continue to maintain its own credit and banking relationships and perform its own financial and investor relations functions. Because a significant number of key employees of CT Holdings will be employed by Citadel following the Distribution, there can be no assurance that CT Holdings will be able to successfully put in place the financial, administrative and managerial structure necessary to continue to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.


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

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses and have a significant working capital deficiency and a significant stockholders' deficit. Cash used in continuing operations was approximately $419,000 during the nine months ended September 30, 2002. We have no cash balance at September 30, 2002 and current liabilities exceed current assets by approximately $3.4 million. We and our investee companies continue to be dependent upon external financing to perform our business development activities, invest in unconsolidated affiliates and provide for ongoing working capital requirements. During the nine months ended September 30, 2002 and the year ended December 31, 2001, substantially all of this financing has been provided by related parties.

Our strategy of continuing to support and expand our business development activities requires us to obtain additional capital. The complete implementation of this element of our strategy will not generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We estimate we will need to raise additional funds of $1.5 million to $3.8 million to support the incubator and business development activities of the Company through the next twelve months and substantially greater amounts if we expect to continue to acquire investments or if amounts become due to settle contingent liabilities. Historically, we have obtained short-term bridge funding from our Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available, or if available on terms that we would be willing to accept.

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

WE ARE INVOLVED IN LEGAL PROCEEDINGS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We are involved in legal proceedings as described in Item 3. Legal Proceedings and from time to time, we may be subject to other legal proceedings, including but not limited to claims that we have infringed the intellectual property rights of others, product liability claims, or other claims incidental to our business. While we intend to defend such lawsuits, adverse decisions or settlements, and the costs of defending such suits, could have a material adverse effect on our business. In addition, in July 2002, the court in a lawsuit filed by Michael and Patricia Ferguson awarded approximately $766,000 in damages, legal fees and interest. Interest on the judgment accrues at a rate of 10% per annum and accordingly the Company has recorded an additional $19,000 of interest expense during the three months ended September 30, 2002. While the Company will appeal this decision, there can be no assurance that the Company will be successful in its appeal. They could have a material adverse effect on the Company and its financial condition.


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

MANAGEMENT BELIEVES THAT THE DISTRIBUTION HAS CAUSED THE TRADING PRICE OF CT HOLDINGS COMMON STOCK TO DECLINE.

Following the Distribution, our common stock continued to be listed and traded on the Over The Counter Bulletin Board under the symbol CITN. There can be no assurance that a trading market will continue for the shares of CT Holdings common stock. Management believes that as a result of the Distribution, the trading price of CT Holdings common stock immediately following the ex-dividend date for the Distribution was substantially lower than the trading price of CT Holdings common stock immediately prior to Distribution. Following the Distribution, CT Holdings' operations will consist of the equity interests in its incubation holdings, Parago and River Logic and CT Holdings' related business development operations, including potential future acquisitions. Further, the combined trading prices of CT Holdings common stock and the Citadel Shares after the Distribution may be less than the trading price of CT Holdings common stock immediately prior to the Distribution.

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

                         RISKS RELATED TO OUR INVESTEES

The following are some risks related to the business of Parago and River Logic our investees, and should be considered in addition to the risk factors described in this Report. Any of these factors could have a material adverse effect on us.

THERE CAN BE NO ASSURANCE THAT OUR INVESTEES WILL COMPLETE AN INITIAL PUBLIC OFFERING OR OTHER LIQUIDITY EVENT.

There can be no assurance that any of our investees will complete an initial public offering or other liquidity event. The failure to complete an offering or other liquidity event such as an acquisition by a third party could have a material adverse effect on our stock price. You cannot be assured that an initial public offering or other liquidity event will occur in the near future or ever at all. In addition, we have agreed to convert the shares of Parago common stock issued in connection with the acquisition of 2-Lane Media by Parago into up to 500,000 of our shares at the option of the 2-Lane Media shareholders. During the quarter ended June 30, 2002 shareholders owning 1,200 of these shares of Parago stock exercised their option to obtain 139,806 shares of CT common stock. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) at the option of such stockholders. During the quarter ended June 30, 2002 shareholders owning 40 of these shares of Parago stock exercised their option to obtain 16,000 shares of CT common stock. These provisions could have the effect of diluting our stockholders if the market price for our stock is above that price at the time of conversion.

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


EACH INVESTEE HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

Each investee had an unaudited net losses for the year ended December 31, 2001 and we anticipate that each investee will incur additional losses for the foreseeable future. If our investees' revenues do not grow as they anticipate, our investees may never be profitable.

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

Domestic and international stock markets often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our investees' common stock, if it becomes publicly traded.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


You should read the following discussion in conjunction with our audited financial statements for the year ended December 31, 2001 and the ten month period ended December 31, 2000 and the related notes in the Company's Form 10-KSB. Our fiscal year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, September 30 and September
30). The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW

CT Holdings, Inc. provides management expertise and capital to early stage companies. At September 30, 2002 the Company held investments in Parago, River Logic and Encore (which was liquidated subsequent to September 30, 2002). The Company was incorporated in Delaware in 1992 and previously operated under the name Citadel Technology Inc. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy over the years has led to the development, acquisition and operation of primarily technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

In November 2001 the Company announced a plan to spin-off of its Citadel subsidiary as a special dividend to shareholders of CT Holdings. (See "The Citadel Security Software Distribution and Discontinued Operations" below). The distribution of the Citadel shares closed on May 17, 2002, the Distribution Date. While Citadel continues to operate its security software business, generally accepted accounting principles requires that the financial statements of Citadel, previously consolidated with the financial statements of the Company, be presented in these financial statements as discontinued operations through the Distribution Date and accordingly are included in the statements of operation for the three and nine months ended September 30, 2002 and 2001 respectively.

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

After the Distribution, two of five directors of CT Holdings were directors of Citadel and the Chief Executive Officer and the Chief Financial Officer of CT Holdings hold the same positions with Citadel. It is expected that 20% to 33% of the officers' time will be allocated to CT Holdings. All other employees of CT Holdings became employees of Citadel following the Distribution. Under the transition services agreement Citadel will provide accounting, administrative, information management and other services, including the services of the two officers, to CT Holdings in return for a payment of a monthly administrative fee initially estimated at $20,000 per month. The fee may be adjusted quarterly subject to a reallocation of the estimated time devoted to each company.

As a result of the Distribution, the financial statements and the results of operations of Citadel are presented as discontinued operations in CT Holdings' financial statements. Summary financial information with respect to Citadel is provided below:

               Period         Three Months      Nine Months
           January 1, 2002        Ended            Ended
               Through        September 30,    September 30,
            May 17, 2002          2001             2001
          -----------------  ---------------  ---------------
Revenue   $        130,519   $      141,029   $      322,447
Net loss          (942,939)        (403,967)      (1,432,717)

At December 31, 2001 certain balance sheet data of Citadel were as follows:

                                              December 31,
                                                  2001
                                             -------------
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

After a 1 for 1000 reverse stock split by Parago in connection with its Series E preferred stock offering in December 2001 to February 2002, in which the Company elected not to participate, the Company holds 20,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Parago's Series A-3 Preferred Stock (convertible into 2,887 shares of Parago's common stock) at September 30, 2002. In December 2001 Parago completed the first closing ($13.6 million) of an equity financing of approximately $15.0 million. Approximately $1.4 million of equity financing was closed in February 2002. As a result of the equity financing our ownership percentage in Parago was reduced to approximately 1%. Our investment in Parago for the period from January 1, 2001 through December 12, 2001 and the ten months ended December 31, 2001 was accounted for under the equity method of accounting for investments and accordingly as a result of our ownership falling below 20%, has been accounted for using the cost method of accounting since December 13, 2001. Under the cost method of accounting, the Company's share of the income or loss from Parago is not included in operations. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. If the carrying value of the Company's net investment falls below zero, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the Company's ownership percentage exceeds 20% and the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized is recovered through our proportionate share of net income if Parago turns profitable. While Parago continues to incur operational losses we believe that our $50,000 investment in Parago represented by 20,000 shares of Parago's common stock (plus 1,240 shares to be received from the exchanges in May 2002) and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of Parago common stock) may ultimately provide an appropriate return.

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

In April 2001, River Logic received a strategic investment from the Intel 64 Fund, Cardinal Investment, Inc, eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock, and River Logic repaid the $216,000 balance of these notes plus interest in April 2001. Since the Company's initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. Similar to the investments in Parago, the Company recognized that this investment would be initially illiquid. However during the three months ended September 30, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. We considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on an this consideration we determined that the fair market value of the Company's investment in River Logic had declined to approximately $500,000 and accordingly wrote down the investment by $2,203,975 during the quarter ended June 30, 2002. Our investment in River Logic is accounted for using the cost method of accounting for investments in common stock therefore no proportionate share of equity in income or loss is recorded.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At December 31, 2001 and September 30, 2002, we had no investee company qualified for this accounting method.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

CT Holdings' continuing operations consists of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies in which CT Holdings might invest. Due to the spin-out distribution of Citadel on May 17, 2002 the results of operations and the balance sheet of Citadel are presented as discontinued operations in all periods presented prior to the distribution date. Citadel's loss from operations through May 17, 2002 are included as loss from discontinued operation for the three and nine months ended September 30, 2001.

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

Loss from continuing operations for the three and nine months ended September 30, 2002 includes legal and administrative costs and the costs of shared personnel and office costs allocated from Citadel under the transition services agreement entered into as a part of the Distribution. Loss from continuing operations for the three and nine months ended September 30, 2001 consists of the costs and expenses of maintaining an office and legal and administrative expenses. For the periods prior to the distribution date costs and expenses related to the Citadel security software business have been allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel utilizing such factors as revenues, number of employees, and other relevant factors.


GENERAL AND ADMINISTRATIVE EXPENSES

We had general and administrative expenses for the three months ended September 30, 2002 and 2001 of $122,007 and $120,889, respectively, an increase of $1,118 or 1%. For the nine months ended September 30, 2002 and 2001 we incurred general and administrative expenses of $897,935 and $472,733, respectively an increase of $425,202, or 90%. The increase in nine month periods are primarily a result of legal fees associated with ongoing legal matters and defense costs related to the various legal claims and consulting fees associated with business development and incubator activities.

COMMON STOCK ISSUED AS COMPENSATION

During the nine months ended September 30, 2002 the Company issued 6,647,500 shares of common stock to employees and directors of the Company pursuant to the exercise of stock options. The aggregate exercise price of these stock options was approximately $1,347,000. Notes receivable for $1,312,500 were received for the exercise price and subsequently fully reserved and expensed as stock compensation expense. An additional $34,500 was recorded as a stock bonus expense. The shares of common stock issued pursuant to the exercise of the stock options are unregistered shares subject to the requirements of Rule 144.

ACCRUAL FOR LITIGATION

In September 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claimed that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. CT Holdings continues to believe that the claims asserted by the Fergusons are without merit and will vigorously defend the claims. The trial in this case was held from April 22, 2002 until May 1, 2002, and the Company received the judgment from the trial court in July 2002. The trial court awarded the Fergusons approximately $766,000 in damages, interest and legal fees. CT Holdings intends to appeal the decision of the trial court. Interest on the judgment accrues at a rate of 10% per annum and accordingly the Company has recorded an additional $19,000 of interest expense during the three months ended September 30, 2002. As a result of the judgment, the Company has recorded approximately $785,000 as a nonrecurring charge related to the litigation pending appeal.

On November 11, 2002, CT Holdings was served with a lawsuit filed in the 192nd District Court in Dallas, Texas by PriceWaterhouseCoopers LLP for breach of contract and sworn account. The plaintiff claims that it is owed approximately $132,000 plus interest and attorneys' fees related to services in connection with the lawsuit filed by Janssen-Meyers described in the Report. Since CT Holdings has only just received the lawsuit it has not yet engaged legal counsel to review this lawsuit and accordingly has been unable to assess the merits of the claims or the amount of liability, if any, at this time. No trial has been set for the lawsuit.

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

WRITEDOWN OF INVESTMENT IN AFFILIATE

During the nine months ended September 30, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. We considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on an this consideration we determined that the fair market value of the Company's investment in River Logic had declined to approximately $500,000 and accordingly wrote down the investment by $2,203,975. Our investment in River Logic is accounted for using the cost method of accounting for investments in common stock therefore no proportionate share of equity in income or loss is recorded.

In October 2002 our investment in Encore was liquidated for approximately $2,000 in proceeds and accordingly we wrote down the investment by $30,000 during the quarter ended September 30, 2002.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

In May 2001, Parago obtained a Term Loan from Comerica Bank--Texas (Comerica) in the principal amount of $8.0 million. The funds from the Term Loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. Parago repaid the Term Loan with proceeds from the sale of shares of the Series E Stock preferred stock issued in December 2001. As a condition to the extension of the Term Loan, Comerica required a guarantee of Parago's obligations under the Term Loan from certain affiliates of TH Lee.Putnam Internet Partners, L.P. (collectively, "TH Lee"), which own shares of Parago's Series C Convertible Preferred Stock ("Series C Stock") and Series D Convertible Preferred Stock ("Series D Stock"), common stock and certain warrants. TH Lee executed the Guaranty in consideration of its receipt of 110,000 warrants to purchase shares of Parago's Series A-3 Preferred Stock, convertible into 11,000,000 shares of Parago common stock, a new series of preferred stock that was created in connection with the bridge loan and guaranty transaction, and, in the event that TH Lee is called upon to make payment under the Guaranty, its receipt of shares of Series A-1 Stock and Series A-2 Stock, two new series of preferred stock the issuance of which could have the effect of substantially diluting Parago's existing stockholders, including CT Holdings, in the event such holders do not participate in the guaranty.

Parago security holders (including CT Holdings) who met the required suitability criteria were offered the opportunity to participate in the Guaranty through a Pro Rata Participation Interest. In the event that TH Lee was required to pay all or a portion of the Term Loan under the Guaranty, those offerees who had participated in the offering and paid their pro rata portion of the Guaranty when it would have been due would maintain their percentage equity ownership in Parago, while those offerees who did not participate in the offering, and those participants who failed to make their Guaranty payments when due, would be substantially diluted. If offerees holding a significant portion of Parago's current equity ownership failed to make their Guaranty payments when due, had they become due, then TH Lee would gain a controlling interest in Parago as a result of the transactions. CT Holdings participated in this offering. Pursuant to the participation in the Parago bridge loan guaranty the Company was required under the equity method of accounting to recognize equity in losses equal to its cash participation of $692,739 and the Company's share of the guaranty of $1,406,472 in the three and nine months ended September 30, 2001. The Company borrowed the funds from two directors of the Company to meet the cash portion of the guaranty. Following the Parago equity financing in December 2001 the $692,739 loan was repaid and the $1,406,472 loan guarantee was released. Accordingly the adjustment to equity in losses of $2,099,211 was reversed in December 2001.

INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME

Interest expense for the three and nine months ended September 30, 2002 was $20,752 and $94,334, respectively. This compares to $408 and $8,287 for the similar periods of 2001. The increase is due to higher average debt balances outstanding during the three and nine month periods ended September 30, 2002 as well as the recognition of $51,300 of interest expense in the nine months ended September 30, 2002 associated with the beneficial conversion feature of the $600,000 convertible note from a shareholder. In addition the Company is in default on notes and advances from related parties bearing default interest at 18% per annum.

No interest income was earned in the three months or nine months ended September 30, 2002. Interest income in the three and nine month periods ended September 30, 2001 represented interest on notes receivable from affiliates.

Other expense for the nine months ended September 30, 2002 was $29,951 and is net of a $9,000 gain resulting from the issuance of common stock to settle a liability and $38,452 for the fair market value of common stock issued for the exercise of exchange rights granted by the Company. Other income of $34,240 and $40,254 for the three and nine months ended September 30, 2001 represent miscellaneous gains and receipts unrelated to operations.


NET LOSS

As a result of these factors, for the quarters ended September 30, 2002 and 2001 we reported a loss from continuing operations of $189,759 and $59,704. There was no income or loss from discontinued operations in the three months ended September 30, 2002 because the Citadel distribution was completed in May 2002. The loss from discontinued operations related to Citadel for the quarter end ended September 30, 2001 was $403,967. For the nine months ended September 30, 2002 and 2001 the loss from continuing operations was $5,388,195 versus $569,541 respectively and the loss from discontinued operations was $942,939 and $1,432,717, respectively. In addition to the loss from discontinued operations we recorded transaction costs directly related to the spin-off transaction, primarily, legal and accounting fees, of $185,431 for the nine months ended September 30, 2002. No transaction costs were recorded during the three months ended September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

We have incurred recurring operating losses and have a significant working capital deficiency at September 30, 2002 of approximately $3.4 million and a stockholders' deficit of approximately $2.8 million. Cash used in operations was approximately $418,000 during the nine months ended September 30, 2002. There was no cash balance at September 30, 2002. Immediate funding needs of the business are expected to be provided by financings through advances, short-term notes payable and additional investments from related parties.

We have been and continue to be dependent upon outside financing to perform our business development activities, make investments in new technology companies and to fund operations. During the nine months ended September 30, 2002, related parties provided substantially all of this financing. The financings during the nine months ended September 30, 2002 included proceeds of $600,000 from the issuance of a convertible note to a shareholder and advances and proceeds of notes payable from the Company's CEO, directors and other related parties. Future cash may come from the realization of the value of our investments in Parago and River Logic, although there can be no assurance that any value will ever be realized from these investments.

Our strategy to support and expand business development activities will not generate positive cash flow in the foreseeable future. The complete implementation of this element of our strategy requires us to obtain additional capital. Achieving positive cash flow is highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. We estimate that we will need to raise $1.5 million to $3.8 million to settle liabilities and support our incubator and business development activities through the next twelve months. Historically, we have obtained short-term bridge funding from our Chief Executive Officer and Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that we would be willing to accept.

We have made investments in entities that we believe may provide liquidity to the Company in the long term. We believe that our investment in Parago has been successful with Parago having had no revenue at the time of our initial $50,000 equity investment, growing revenue to approximately $26 million during the year ended December 31, 2001. As expected in an early stage company, Parago has not been profitable and has experienced cash flow deficiencies as it implements its business plan. During 2001 the our percentage ownership in Parago was reduced to approximately 1% as a result of an additional equity financing raised by Parago in December 2001 in which the Company chose not to participate. We believe, however, that our investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split) and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) may ultimately provide an appropriate return.

Similarly, we believe that our investment in River Logic has also been successful. Since our initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April, 2001 River Logic obtained a strategic investment from the Intel 64 Fund, Cardinal Investments, eMed Ventures, and Mercury Ventures. Similar to the investments in Parago, we recognized that this investment would be initially illiquid. During the nine months ended September 30, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. We considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on an this consideration determined that the fair market value of the Company's investment in River Logic had declined to approximately $500,000 and accordingly wrote down the investment by $2,203,975.

Our minority position in Encore was liquidated in October 2002 for approximately $2,000. Accordingly, we wrote down the investment by $30,000 at September 30, 2002.

While we are pleased with the performance of the investee companies to date, there can be no assurance that we will ever achieve liquidity for these investments. In addition there can be no assurance that our plans will be successful or what other actions may become necessary in the future. Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund operating expenses. Although we have been successful raising capital in the past, an inability to raise capital may require us to sell assets or to further reduce the level of operations. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to the Company's business and results of operations.

CT Holdings has no cash at September 30, 2002. The net cash used in operations of approximately $418,000 for the nine months ended September 30, 2002 is principally a result of the net loss of $6,516,565 offset by a net loss from discontinued operations of $942,939, stock compensation expense of $1,347,000, a writedown of our investment in affiliates of $2,233,975, a legal settlement accrual of $786,000 and the changes in operating assets and liabilities of $703,918. In the nine months ended September 30, 2001 net cash used in operating activities was $41,013 primarily consisting of the net loss from continuing operations of $2,002,258 partially offset by a net loss from discontinued operations of $1,432,717 and a $2,099,211 bank debt guaranty of an affiliate partially offset by the reversal of a legal settlement accrual in the amount of $1,912,500 and the changes in operating assets and liabilities of $301,817.

There was no cash flow from investing activities in the nine months ended September 30, 2002. This compares to $45,820 of net cash provided from the payments of notes receivable to related parties of $588,559, payments from non related party notes receivable of $150,000 partially offset by $692,739 of cash paid to guaranty the bank debt of an affiliate. Cash flows provided by financing activities was $618,466 for the nine months ended September 30, 2002, primarily resulting from the proceeds of a convertible note from a shareholder of $600,000, proceeds of notes and advances payable from related parties of $526,500 offset by payments on notes payable to related parties of $533,034 and $25,000 in proceed from the sale of common stock. During the nine months ended September 30, 2001 cash provided from financing activities was $712,273 primarily from the $692,482 of proceeds from notes payable and $47,292 from the proceeds of sales of common stock.

As a result of the aforementioned factors, net cash provided by continuing operations was $200,132 and $717,080 for the nine months ended September 30, 2002 and 2001 respectively. The net contribution by CT Holdings to Citadel was $200,132 and $717,080 for the same periods, respectively. The net result was no cash balance to the Company.

In the future, CT Holdings will incur expenses relating to corporate overhead related to the execution of its business model and the operations of businesses acquired. The Company will require cash from financing activities to fund the deficits expected over the next year. The Company's operation requires the Company to obtain additional capital. The Company will need to raise additional capital to fund its incubator and business development activities through 2002 and the foreseeable future.

Historically, the Company obtained short-term bridge loans from its Chief Executive Officer or Directors of the Company. The Company has been and continues to be dependent upon related party financing to fund its business development and incubator activities. During the nine months ended September 30, 2002 and year ended December 31, 2001, related parties have provided substantially all financing and management will continue to rely on related parties to fund future operations. We may need to rely on similar funding from related parties for future funding needs. While this may occur in the future there can be no assurance that such financing will be available or if available, on terms the Company would be willing to accept. There can be no assurance that management's plans for CT Holdings incubator business model will be successful or what other actions may become necessary. Although the Company has been successful raising capital in the past, the inability of the Company to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's investee companies, its business or operations and may result in charges that could be material to the Company's business and results of operations. The Company has no material purchase commitments for property and equipment at September 30, 2002.


ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In June 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claimed that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. CT Holdings continues to believe that the claims asserted by the Fergusons are without merit and will vigorously defend the claims. The trial in this case was held from April 22, 2002 until May 1, 2002, and the Company received the judgment from the trial court in July 2002. The trial court awarded the Fergusons approximately $766,000 in damages, interest and legal fees. CT Holdings intends to appeal the decision of the trial court. As a result of the judgment, the Company has recorded approximately $785,000 as a nonrecurring charge related to the litigation pending appeal. The Company accrues interest on the judgment at 10% per annum. This added $19,000 to the recorded liability during the there months ended September 30, 2002.

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

On November 11, 2002, CT Holdings was served with a lawsuit filed in the 192nd District Court in Dallas, Texas by PriceWaterhouseCoopers LLP for breach of contract and sworn account. The plaintiff claims that it is owed approximately $132,000 plus interest and attorneys' fees related to services in connection with the lawsuit filed by Janssen-Meyers described in the Report. Since CT Holdings has only just received the lawsuit it has not yet engaged legal counsel to review this lawsuit and accordingly has been unable to assess the merits of the claims or the amount of liability, if any, at this time. No trial has been set for the lawsuit.

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

During the nine months ended September 30, 2002, 25,000 restricted shares of common stock of the Company were issued to a consultant in lieu of cash compensation. The fair value of these services was $11,250. The consultant later became the Company's Chief Financial Officer.

In May 2002 the Company issued 250,000 restricted shares of common stock for the services of an attorney who is a former employee and a relative of the Company's CEO. The fair value of these services was $62,500.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

At November 14, 2002 the Company was in default on four notes payable from shareholders and related parties in the total amount of $534,395. At September 30, 2002 the Company had an 8% note payable due September 30, 2002 to an entity related to an employee of the Company for $49,000, an 8% note payable to a shareholder for $9,000, an 8% note payable due April 30, 2002 to a director of the Company for $250,000, and a 5% note payable due July 1, 2002 to the Company's CEO for $226,395. Interest in arrears is approximately $36,000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b) On August 14, 2002, the Registrant filed a Current Report on Form 8-K which reported the filing of sworn statements by its Principal Executive Officer and its Principal Financial Officer with the Securities and Exchange
Commission.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT HOLDINGS, INC.

(REGISTRANT)

Date: November 18, 2002              By: /s/ STEVEN B. SOLOMON
                                     -------------------------------------------
                                     Steven B. Solomon,
                                     President and Chief Executive Officer
                                     (Duly Authorized Signatory and
                                     Principal Executive Officer)


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

CERTIFICATIONS

I, Steven B. Solomon, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CT Holdings, Inc. a Delaware corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/  Steven B. Solomon
---------------------------
Steven B. Solomon, Chief Executive Officer
Principal Executive Officer

I, Richard Connelly, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CT Holdings, Inc., a Delaware corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/  Richard Connelly
---------------------------
Richard Connelly, Chief Financial Officer
Principal Financial Officer