Form 10KSB
period 2002-12-31
CT HOLDINGS INC
filed 2003-04-15
CIK 752789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenue from continuing operations for its most recent fiscal year $ 0

As of April 9, 2003, the last reported sale price of the Company's common stock was $ 0.012 per share. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $463,825 as of April 9, 2003.

As of April 9, 2003, there were 57,770,928 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format. Yes [_]  No [X]

                                     CT HOLDINGS, INC.
                                        FORM 10-KSB
                                       ANNUAL REPORT
                                 FOR THE FISCAL YEAR ENDED
                                     DECEMBER 31, 2002
                                     TABLE OF CONTENTS


PART I
Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .  13

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . .  14

Item 6.   Management's Discussion and Analysis. . . . . . . . . . . . . . . . . . . . .  15

Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . .  23

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . .  24

Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

Item 11.  Security Ownership of Certain Beneficial Owners and Management. . . . . . . .  28

Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . .  29

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .  32

Item 14.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

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

At December 31, 2002 the Company held investments in Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). An overview of each business is provided below. On May 17, 2002 the Company completed the spin-off of its Citadel Security Software Inc. subsidiary as a special dividend to shareholders of CT Holdings as of May 6, 2002. In October 2002 the Company's investment in Encore Telecommunications, Inc. was liquidated.

THE CITADEL SECURITY SOFTWARE DISTRIBUTION

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

After the Distribution, two of five directors of CT Holdings were also directors of Citadel and the Chief Executive Officer and the Chief Financial Officer of CT Holdings hold the same positions with Citadel. It is expected that 20% to 33% of the officers' time will be allocated to CT Holdings. All other employees of CT Holdings became employees of Citadel following the Distribution. Under the transition services agreement Citadel will provide accounting, administrative, information management and other services, including the services of the two officers, to CT Holdings in return for a payment of a monthly administrative fee initially estimated at $20,000 per month. The fee may be adjusted quarterly subject to a reallocation of the estimated time devoted to each company.

OVERVIEW OF PARAGO

We formed Parago in 1999 through the contribution of some technology assets acquired in the late 1990's during the growth period of Internet electronic commerce businesses. Parago provides a proprietary, promotional marketing technology platform that helps clients reduce promotional program costs, increase sales, and enhance customer relationships.

Services include:
     - Technology applications that automate and optimize both traditional and non-traditional promotional marketing initiatives
     -    On-line and off-line rebate management
     -    Patent-pending upsell/cross-sell application
     -    Transaction data client reporting

Many companies today use promotional marketing programs such as rebates, buy-one-get-one-free and instant discounts to entice customers and hopefully drive some measure of customer satisfaction and loyalty. But while these programs may be effective for acquisition, they most often fail when it comes to retention as there is little focus on customer satisfaction.

Parago's solutions seek to change the way companies think about rebates and other promotional tools. Currently rebates are viewed as a necessary evil required to remain competitive. However, all parties are dissatisfied with the status quo. By implementing Parago's solutions, clients can turn these flawed tactical, one-way customer acquisition initiatives into strategic, two-way customer retention imperatives. By leveraging the power of the Internet, innovative technology Parago takes the pain of traditional, short-term promotional marketing programs like rebates and converts it into long-term gain and competitive advantage in the form of lower costs, increased sales and better customer relationships.

Parago's products, PromoCenter, ClickChoice and KnowledgeCenter, have all been developed collectively with the objective of leveraging Internet-based technology, processes and resources to make promotional marketing programs more efficient and effective resulting in an improved bottom line and happier customers for our clients. Parago offers a Continuous Customer Interaction business model powered by three fully integrated business centers dedicated to automating and optimizing promotions like rebates thereby creating significant competitive advantage for our clients:

     - PromoCenter: A client-branded site where customers can search for current promotional information, initiate the redemption process, obtain continuously updated claim status and take advantage of upsell/cross-sell opportunities.

     - ClickChoice: A patent-pending, fully integrated application that provides customers the ability to upgrade their promotion to higher valued products or services while reducing client's promotional expense.

     - KnowledgeCenter: A powerful transactional data collection and reporting environment that provides fresh, accurate and usable information reporting.

At December 31, 2002 the Company holds 20,000 shares of Parago common stock and warrants to purchase 28.8749 shares of Series A preferred stock (convertible into 2,887 shares of common stock), after giving effect to 1 for 1000 reverse stock split in connection with Parago's Series E preferred stock offering in December 2001 to February 2002, in which the Company elected not to participate. In December 2001 and January 2002 Parago raised equity financing of approximately $15.0 million. We elected not to participate in the equity financing and as a result, our ownership percentage in Parago was reduced to approximately 1%. Our investment in Parago has no carrying value on our balance sheet as a result of applying the equity method of accounting prior to our investment falling below the 20% ownership requirement for applying the equity method of accounting. While Parago continues to incur operational losses we believe that our initial $50,000 investment in Parago represented by 20,000 shares of common stock and 28.8749 warrants (convertible into 2,887 shares of Parago common stock) may ultimately provide an appropriate return.

OVERVIEW OF RIVER LOGIC

In May 2000 CT Holdings acquired a minority interest in River Logic. River Logic develops decision-support applications for industry. River Logic develops and markets enterprise optimization technologies and decision support applications. Recognizing a need in the market place, River Logic created strategic-level, process modeling tools and approaches for helping senior managers suggest, evaluate, and understand the impact of business decisions as they relate to the overall profitability of their organizations. River Logic's optimization tools integrate several technologies such as mixed integer optimization, visual process modeling, accounting, and constraint theory to bring together the best active financial planning and profitability tool on the market.

The Enterprise Optimizer tool suite provides a structured process for modeling an enterprise, identifying material relationships, uncovering hidden value, and measuring the impact of decisions and relationships as they relate to the bottom-line profit of the entire organization. With Enterprise Optimizer, quickly developing a powerful and robust model that combines operational processes, profit implications, and financial analysis can be achieved without programming or understanding of the theoretical or mathematical principles used.

A new user of Enterprise Optimizer may quickly become a productive modeler and financial analyst. River Logic's tools allow flexibility in abstracting organizational data so that the time-to-value for building valid and valuable models is very short without any loss in functionality. The power of the embedded expert knowledge base is that it automatically translates visual diagrams into mathematical representations that are validated, verified, optimized, and processed by several hundred algorithms and analytical procedures. Financial reports such as income statements, balance sheets, and cash flow statements are automatically prepared and analyzed.

River Logic's XLerator Server enables users to quickly re-purpose content products and other intellectual property using standard applications and delivery mediums to reduce the product development cycle and quickly generate new revenue streams. XLerator provides the power to securely and transparently organize, share and publish internal and external information and data across an extended organization or to customers.

The Company holds an ownership interest in River Logic of approximately 8% at December 31, 2002. River Logic is an early stage software company, has a history of operating losses and requires additional funding to continue operations and to attain profitability. Since the initial investment in May 2000, River Logic has raised additional capital through the issuance of preferred stock and other equity securities. The Company periodically evaluates the carrying value of its ownership interests in its investee companies taking into consideration, among other factors, the investee company's valuation following recent infusions of capital. The Company views the pricing of recent capital transactions with unrelated third parties as a measure of the fair value of the investment in River Logic.

A preferred stock financing in April 2001 reflected a valuation below the carrying value River Logic. As a result, the Company determined that the carrying value of its investment had a fair value of approximately $2,700,000 and accordingly reduced the carrying value by $360,000 at December 31, 2001. In June 2002 River Logic entered into an equity credit line financing arrangement at a valuation substantially below the carrying value of the investment in River Logic. As a result of the lower valuation, general information technology industry conditions and lower operational performance by River Logic, the Company believes that the net realizable value of the investment has been permanently impaired, is now zero and accordingly, the Company wrote down its investment in River Logic to zero at December 31, 2002.

EMPLOYEES

As of December 31, 2002, CT Holdings had no employees. Pursuant to the transition services agreement between Citadel and CT Holdings all employees employed by CT Holdings prior to the Distribution were transferred to Citadel after the Distribution. Approximately five employees of Citadel including the CEO and CFO will spend 20% to 33% of their time managing the business development activities of CT Holdings. Citadel will receive a transition services fee from CT Holdings for administrative serves including the costs of the shared employees. Our CEO also serves as a director of Citadel, Parago and River Logic.


GOVERNMENT REGULATION

Government regulation has not had a material effect on the conduct of our business to date.


ACCOUNTANT'S REPORT

We have received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Please see Management's Discussion and Analysis - Liquidity and Capital Resources and Note A to our financial statements that discuss some of the conditions that could impact our ability to continue operations under the current business conditions.


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

At December 31, 2002 the Company held investments in two companies, Parago and River Logic. In May 2002, we were successful in spinning out Citadel into a standalone company. During 2002 we looked at businesses and technologies in which to invest but economic and market conditions along with a general decline in the availability of capital prevented us from making investments.

Other than our formation and development of Citadel, Parago and River Logic, we have a brief history in executing our business strategy. As a consequence, our prior operating history may not provide a meaningful guide to our prospects in emerging markets. Moreover, our business model and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may be unable to execute our strategy of developing our business due to numerous risks, including the following:

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

WE HAVE INVESTED IN EARLY STAGE VENTURES; AND THERE CAN BE NO ASSURANCE THAT OUR INVESTMENTS WILL PROVE TO BE FINANCIALLY ATTRACTIVE.

We have developed and invested in Citadel, Parago and River Logic (our "investees" or "investee companies"). Inasmuch as our investee companies are early stage ventures, it is difficult to judge their future prospects. Economic, governmental, industry and internal company factors outside of our control affect each of our investee companies. A significant portion of our assets is comprised of ownership interests in our investee companies. If our investee companies do not succeed, the value of our assets will and decline.

CT HOLDINGS WILL NOT HAVE ACCESS TO THE CASH FLOW OR ASSETS OF CITADEL, AND MAY BE UNABLE TO OPERATE PROFITABLY FOLLOWING THE DISTRIBUTION

Historically, since the businesses that comprise each of Citadel and CT Holdings have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets and cash flow of each other for capital requirements. After the Distribution, CT Holdings has not been able to rely on the security software business for such requirements. Following the Distribution, CT Holdings continues to maintain its own credit and banking relationships and perform its own financial and investor relations functions. Because a significant number of key employees of CT Holdings have been employed by Citadel following the Distribution, there can be no assurance that CT Holdings will be able to successfully put in place the financial, administrative and managerial structure necessary to continue to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.


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

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We have incurred recurring operating losses and have a significant working capital deficiency at December 31, 2002 of approximately $3.4 million and a stockholders' deficit of approximately $3.4 million. Cash used in operations was approximately $418,000 during the year ended December 31, 2002. There was no cash balance at December 31, 2002. Immediate funding needs of the business are expected to be provided by financings through advances, short-term notes payable and additional investments from related parties although there can be no assurance that such financing will be available or on terms favorable to the Company.

We have been and continue to be dependent upon outside financing to perform our business development activities, make investments in new technology companies and to fund operations. During the year ended December 31, 2002, related parties provided substantially all of this financing. The financings during the year ended December 31, 2002 included proceeds of $600,000 from the issuance of a convertible note to a shareholder and advances and proceeds of notes payable from the Company's CEO, directors and other related parties. Future cash may come from the realization of the value of our investments in Parago and River Logic, although there can be no assurance that any value will ever be realized from these investments.

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

We have made investments in entities that we believe may provide liquidity to the Company in the long term. We believe that our investments in Parago and River Logic have been successful however as expected in early stage companies, neither Parago nor River Logic have been profitable and have experienced cash flow deficiencies as they implement there respective business plans. The current economic and geopolitical conditions are inhibiting the availability of investment capital in early stage companies. We have not participated in the additional capital infusions made in 2001 and 2002 and as a result our ownership percentage has been diluted. Our ownership percentage in Parago is less than 1% and approximately 8% in River Logic and the carrying values of both investments have been written down to zero.

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


RISKS RELATED TO OUR INVESTEES

The following are some risks related to the business of Parago and River Logic, our investees, and should be considered in addition to the risk factors described in this Report. Any of these factors could have a material adverse effect on us.

THERE CAN BE NO ASSURANCE THAT OUR INVESTEES WILL COMPLETE AN INITIAL PUBLIC OFFERING OR OTHER LIQUIDITY EVENT.

There can be no assurance that any of our investees will complete an initial public offering, merger, sale or other liquidity event. The failure to complete an offering or other liquidity event such as an acquisition by a third party could have a material adverse effect on our stock price. You cannot be assured that an initial public offering or other liquidity event will occur in the near future or ever at all. In addition, we have agreed to convert the shares of Parago common stock issued in connection with the acquisition of 2-Lane Media by Parago into up to 500,000 of our shares at the option of the 2-Lane Media shareholders, and in May 2002 we exchanged 1,200 Parago shares held by some of the 2-Lane Media shareholders into 139,806 shares of our common stock. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) at the option of such stockholders. In May 2002, the Company exchanged 16,000 shares of the Company's common stock for 40 shares of Parago common stock with one of these shareholders. These provisions could have the effect of diluting our stockholders if the market price for our stock is above that price at the time of conversion.

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

Our investees are early stage companies, therefore each investee has only a limited operating history on which one can base an investment decision. You should consider their prospects in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development.

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


EACH INVESTEE HAS A HISTORY OF NET LOSSES AND EXPECTS TO CONTINUE TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

Each investee had unaudited net losses for the year ended December 31, 2002, and we anticipate that each investee will incur additional losses for the foreseeable future. If our investees' revenues do not grow as they anticipate, our investees may never be profitable.

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

ITEM 2. DESCRIPTION OF PROPERTY

CT Holdings shares office space with Citadel Security Software and as part of the transition services agreement will be charged a monthly administrative fee of approximately $20,000 per month which includes the cost of the space. We believe that these facilities will be sufficient to meet our needs for the foreseeable future.

The telephone number of our principal office is (214) 520-9292. The Company maintains a site at http://www.ct-holdings.com.

ITEM 3. LEGAL PROCEEDINGS

Set forth below are litigation matters to which we are a party. We believe that we have meritorious defenses and will vigorously defend ourselves. However, an unfavorable resolution of, settlement, or defense costs related to one or more of these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

In October 2001, Roan-Meyers Associates (formerly Janssen Meyers Associates L.P.) filed suit in the Supreme Court of the State of New York, County of New York against CT Holdings, Inc. to enforce a settlement term sheet arising out of a prior lawsuit alleging breach of a Placement Agency Agreement. This case is styled Roan Meyers Associates v. CT Holdings, Inc. In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against CT Holdings arising out of an alleged 1995 contract with CT Holdings' predecessor. The suit alleged that this predecessor breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and the predecessor. As its damages, JMA claimed that it was entitled to, among other things, the cash value of warrants to purchase 1.8 million shares of CT Holdings common stock at an exercise price of $0.89 per share, valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. CT Holdings vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. CT Holdings removed the case to federal court in the Southern District of New York. Following mediation in July 2000, CT Holdings and JMA entered into a settlement term sheet to attempt to resolve the disputes between it and JMA, pursuant to which CT Holdings and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. CT Holdings and JMA were unable to negotiate the final definitive settlement agreement and, as a result, the matter was not settled. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the proposed settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and CT Holdings filed a motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings intends to vigorously defend against this lawsuit and has filed a counterclaim to, among other things, recover excess amounts charged by JMA in connection with related bridge loans. Trial has not been set on this matter and the parties are conducting discovery through September 2003.

In June 2000, CT Holdings was served with a lawsuit filed in the 157th State District Court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, breach of fiduciary duty, tortious interference, violation of the Texas Deceptive Trade Practices Act and negligence. The case was styled Michael and Patricia Ferguson v. CT Holdings, Inc. Specifically, the Fergusons claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. In July, 2002, the plaintiffs were awarded damages of $575,510, pre-judgment interest of $86,748.20, attorneys' fees of $103,818.31, post-judgment interest at 10% per year, and costs. CT Holdings appealed the judgment in a case styled CT Holdings Inc. v. Michael and Patricia Ferguson in the Fourteenth Court of Appeals in Houston, Texas. In January 2003, the plaintiffs filed a motion to have the District Court appoint a receiver to sell assets to satisfy the judgment. In April 2003 the parties settled the lawsuit for $225,000 in cash, which was obtained from Citadel as a demand note payable bearing interest at 12% per year.

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement ("the Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048.53. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion and abated the lawsuit pending arbitration. The arbitration was held in 2002, and in January 2003, the arbitrator entered a judgment of $71,655 against CT Holdings in favor of Tech Data, together with pre-judgment interest at the applicable rate under Florida law for the period from January 2, 2000 to January 10, 2003, attorneys' fees of $3,500, and interest on these amounts in the amount of 10% per year from February 10, 2003 until the amounts are paid. In March 2003, Tech Data filed a motion to revive the abated lawsuit for purposes of entering the arbitration award as a judgment in the case and judgment was entered. As part of the Distribution, we anticipate that Citadel Security Software will assume responsibility for this lawsuit, although there can be no assurance that we will be released from the lawsuit.

In October 2002, S&S Public Relations Inc. filed a lawsuit against CT Holdings and Steven B. Solomon, its CEO, alleging breach of contract and fraud, and seeking damages in the amount of at least $25,214.97, along with exemplary damages, attorneys' fees, court costs, and pre- and post-judgment interest. CT Holdings intends to vigorously defend the case. The parties are currently conducting discovery. The case is styled S&S Public Relations Inc. v. CT Holdings and Steven B. Solomon, and was filed in the County Court at Law No. 4, Dallas County, Texas.

In August 2002, Pricewaterhousecoopers, LLP filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003, and CT Holdings is preparing for the mediation and conducting discovery. CT Holdings intends to vigorously defend the case. The case is styled Pricewaterhousecoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock trades on the OTC Bulletin Board under the symbol CITN. Between February 2000 and May 2001 our stock was traded on the NASDAQ SmallCap Market. In May 2001 our stock was delisted from the NASDAQ SmallCap Market because we did not meet the requirements for continued listing. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported by the NASDAQ and displayed on its website. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                    HIGH    LOW
                                   ------  ------
     YEAR ENDED DECEMBER 31, 2001
             1st Quarter. . . . .  $ 0.81  $ 0.28
             2nd Quarter. . . . .    0.60    0.16
             3rd Quarter. . . . .    0.42    0.17
             4th Quarter. . . . .    0.58    0.26

     YEAR ENDED DECEMBER 31, 2002
             1st Quarter. . . . .  $0.449  $0.208
             2nd Quarter. . . . .   0.343   0.060
             3rd Quarter. . . . .   0.070   0.026
             4th Quarter. . . . .   0.030   0.006


At December 31, 2002 there were approximately 789 holders of common stock of the Company. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefore. The Company has never paid cash dividends on its Common Stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors that the Board of Directors of the Company may consider. The Company has issued preferred stock, which entitles the holders thereof to preferences as to payment of dividends and liquidation proceeds.

The stock option information shown below is not subject to a stock option plan approved by shareholders.

                                               Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------------------------------
                                                                                                             Number of
                                                                                                            securities
                                                                                                        remaining available
                                                                                                        for future issuance
                                                                                                           under equity
                                                                                                        compensation plans
                               Number of securities to be issued    Weighted-average exercise price         (excluding
                                  upon exercise of outstanding      of outstanding options, warrants   securities reflected
Plan category                     options, warrants and rights                 and rights                 in column (a))
-----------------------------  ---------------------------------  -----------------------------------  ---------------------
                                              (a)                                 (b)                           (c)
Equity compensation plans
approved by security holders.                  -                                   -                             -

Equity compensation plans not
approved by security holders.            6,307,451 (1)                           $2.06                           -

(1) Excludes common stock that may be issued in the event the Company's CEO exercises a right to exchange 5,000,000 shares of Parago common stock for 6,000,000 shares of CT Holdings common stock.

Recent Sales of Unregistered Securities

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein, as well as the disclosure relating to forward-looking statements set forth above under the caption Factors That May Affect Future Operating Results.

OVERVIEW

CT Holdings, Inc. provides management expertise and capital to early stage companies. At December 31, 2002 we held investments in Parago and River Logic. We were incorporated in Delaware in 1992 and previously operated under the name Citadel Technology Inc. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy has led to the development, acquisition and operation of primarily technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

In November 2001, as part of the execution of our strategy we announced the spin-off of our subsidiary, Citadel, as a special dividend to our shareholders (See "The Citadel Security Software Distribution and Discontinued Operations" below). The distribution of the Citadel shares was completed on May 17, 2002, the Distribution Date.

Recent geopolitical, economic and stock market conditions along with lack of available capital have limited our ability to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. These factors have also affected the businesses of our investee companies and as a result, the carrying values of our investments in Parago and River Logic have been written down to zero. We expect that if and when economic conditions improve that capital may be available to support additional investments in companies that fit into our strategy. Until such time the Company's business activities will be limited to reviewing investment opportunities, filing of compliance documents and defending the lawsuits disclosed in Item 3 - Legal Proceedings.

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

As a result of the Distribution, the financial statements and the results of operations of Citadel are presented as discontinued operations in CT Holdings' financial statements. Summary financial information with respect to Citadel is provided below:


                            Period
                       January 1, 2002          Year Ended
                     Through May 17, 2002    December 31, 2001
                    ----------------------  ------------------

          Revenue              $  130,519          $  580,039
          Net loss               (942,939)         (1,865,981)


At December 31, 2001 summary balance sheet data of Citadel was as follows:


                                                    December 31, 2001
                                                    -----------------
          Current assets                               $     171,954
          Current liabilities                              1,107,647
          Property and equipment, net                         43,006
          Capitalized software development costs             174,110
          Stockholders' deficit                             (693,926)

OVERVIEW OF PARAGO

We began our business development activities in January 1999 with the formation of Parago, Inc., an application service provider and Internet based business process outsourcer that provides a suite of technology offerings (including PromoCenter, ClickChoice and KnowledgeCenter) designed to increase sales, reduce costs, and retain customers for retailers, manufacturers and service organizations. Parago's continuous customer interaction services include online promotional management (including online rebate processing), proactive email, online surveys, and customer data analysis and reporting.

In connection with an acquisition by Parago in March 1999, we agreed to convert the Parago shares of common stock issued in connection with the merger into a maximum of 500,000 of our shares at the option of the shareholders of the Company acquired by Parago. In May 2002 the Company exchanged 139,806 shares of the Company's common stock for 1,200 shares of Parago common stock with some of these shareholders. In addition, pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock to such stockholders based upon a conversion price of $3.75 per share. In May 2002, the Company exchanged 16,000 shares of the Company's common stock for 40 shares of Parago common stock with one of these shareholders. These provisions could have the effect of diluting our stockholders.

After a 1 for 1000 reverse stock split by Parago in connection with its Series E preferred stock offering in December 2001 to February 2002, in which the Company elected not to participate, the Company holds 20,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Parago's Series A-3 Preferred Stock (convertible into 2,887 shares of Parago's common stock) at December 31, 2002. In December 2001 Parago completed the first closing ($13.6 million) of an equity financing of approximately $15.0 million. Approximately $1.4 million of equity financing was closed in February 2002. As a result of the equity financing our ownership percentage in Parago was reduced to less than 1%. Our investment in Parago for the period from January 1, 2001 through December 12, 2001 was accounted for under the equity method of accounting for investments and accordingly as a result of our ownership falling below 20%, has been accounted for using the cost method of accounting since December 13, 2001. Under the cost method of accounting, the Company's share of the income or loss from Parago is not included in operations. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. If the carrying value of the Company's net investment falls below zero, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the Company's ownership percentage exceeds 20% and the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized is recovered through our proportionate share of net income if Parago turns profitable. While Parago continues to incur operational losses we believe that our $50,000 investment in Parago represented by 20,000 shares of Parago's common stock (plus 1,240 shares to be received from the exchanges in May 2002) and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of Parago common stock) may ultimately provide an appropriate return.

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

In April 2001, River Logic received a strategic investment from the Intel 64 Fund, Cardinal Investment, Inc., eMed Ventures and Mercury Ventures, and the Company converted $450,000 of the principal amount of the notes into shares of the Series C Preferred Stock, and River Logic repaid the $216,000 balance of these notes plus interest in April 2001. Since the Company's initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. Similar to the investments in Parago, the Company recognized that this investment would be initially illiquid. However during the year ended December 31, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. We considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on these considerations we determined that the fair market value of the Company's investment in River Logic had been impaired and that our investment in River Logic may never be realized. Accordingly we wrote down the carrying value of our investment in River Logic to zero and recognized a writedown of $2,703,975 during the year ended December 31, 2002. Our investment in River Logic is accounted for using the cost method of accounting for investments in common stock therefore no proportionate share of equity in income or loss is recorded.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At December 31, 2001 and December 31, 2002, we had no investee company qualified for this accounting method.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

Our continuing operations consist of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies in which we might invest. We do not generate any direct revenue and because our investee companies are not consolidated, we do not report revenue from investee businesses. Due to the spin-out distribution of Citadel on May 17, 2002 the results of operations and the balance sheet of Citadel are presented as discontinued operations in all periods presented prior to the distribution date. Citadel's loss from operations from January 1, 2002 through May 17, 2002 and for the year ended December 31, 2001 are presented as loss from discontinued operations in the statements of operations.

Our investment in Parago prior to December 2001 was accounted for using the equity method of accounting and as a result of recording our proportionate share of net losses since our initial investment in 1999 our investment in Parago had no carrying value. An additional investment in Parago in December 2001 by unrelated third parties has caused our ownership percentage to fall below the 20% ownership threshold required to account for the investment under the equity method and accordingly we record our investment in Parago using the cost method.

Our investment in River Logic is recorded using the cost method. During the year 2002 River Logic raised an additional round of equity funds that we decided to forego participation. River Logic raised approximately $1,500,000 and our ownership percent dropped from approximately 12% at December 31, 2001 to approximately 8% at December 31, 2002. Furthermore, in light of the valuation of River Logic at the time of the new investment, River Logic's financial performance and general economic and information technology industry conditions caused us to re-evaluate the carrying value of our investment in River Logic. Due to these factors we wrote down the carrying value of our investment by $2,703,975 during the year ended December 31, 2002.

At December 31, 2001 we held an investment in Encore Telecommunications Inc. represented by a note receivable from Encore that was subject to restructure
pursuant to a company reorganization.   In October 2002 the assets in Encore
were sold and the Company was liquidated.  We received proceeds of approximately
$2,000.   Accordingly, we wrote off the $32,000 carrying value against the liquidating proceeds.

Loss from continuing operations for the year ended December 31, 2002 includes legal and administrative costs and the costs of shared personnel and office costs allocated from Citadel under the transition services agreement entered into as a part of the Distribution. Loss from continuing operations for the year ended December 31, 2001 consists of the costs and expenses of maintaining an office and legal and administrative expenses. For the periods prior to the distribution date costs and expenses related to the Citadel security software business have been allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel utilizing such factors as revenues, number of employees, and other relevant factors.


GENERAL AND ADMINISTRATIVE EXPENSES

We had general and administrative expenses for the years ended December 31, 2002 and 2001 of $909,838 and $735,379, respectively, an increase of $174,459 or 24%. The increase in general and administrative expense is primarily a result of the legal fees associated with ongoing legal matters and defense costs related to the various legal claims and consulting fees associated with business development and incubator activities.


COMMON STOCK ISSUED AS COMPENSATION

In May 2002 the Company issued 6,647,500 shares of common stock to employees and directors of the Company pursuant to the exercise of stock options. The aggregate exercise price of these stock options was approximately $1,347,000. Notes receivable for $1,312,500 were received for the exercise price and subsequently fully reserved and expensed as stock compensation expense. An additional $34,500 was recorded as a stock bonus expense.


ACCRUAL FOR LITIGATION

In September 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claimed that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. CT Holdings continues to believe that the claims asserted by the Fergusons are without merit and will vigorously defend the claims. The trial in this case was held from April 22, 2002 until May 1, 2002, and the Company received the judgment from the trial court in July 2002. The trial court awarded the Fergusons approximately $766,000 in damages, interest and legal fees. CT Holdings appealed the decision of the trial court. Interest on the judgment accrues at a rate of 10% per annum and accordingly the Company has recorded an additional $19,000 of interest expense during the year ended December 31, 2002. As a result of the judgment, the Company has recorded approximately $785,000 as a charge related to the litigation pending appeal. In April 2003, we settled the lawsuit for a cash payment in the amount of $225,000 and accordingly, we expect to reverse approximately $560,000 of the accrual for the legal settlement in the second quarter of 2003.

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

WRITEDOWN OF INVESTMENT IN AFFILIATES

During the year ended December 31, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult.

We considered all the facts and circumstances of River Logic's business including its operating results, the spending trends and priorities by corporations on information technology products and the cost of acquiring new capital by an early stage company. Based on these factors we determined that the fair market value of our investment in River Logic had been impaired and recoverability was unlikely in the foreseeable future. Accordingly wrote down the investment by $2,703,975. At December 31, 2001 we wrote down our investment in River Logic by $360,000 to reflect the valuation determined by an equity financing in River Logic during the year ended December 31, 2001.

In October 2002, the assets of Encore were sold and the company was liquidated. Our share of the liquidating proceeds was approximately $2,000 and accordingly we wrote down the investment by $30,000 during the year December 31, 2002.


INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME

Interest expense for the years ended December 31, 2002 and 2001 was $128,961 and $9,255, respectively. The increase is due to higher average debt balances outstanding during the three and nine month periods ended December 31, 2002 as well as the recognition of $51,300 of interest expense in the year ended December 31, 2002 associated with the beneficial conversion feature of the $600,000 convertible note from a shareholder. In addition the Company is in default on notes and advances from related parties bearing default interest at 18% per annum.

No interest income was earned in the year or year ended December 31, 2002. Interest income for the years ended December 31, 2001 represented interest on notes receivable from affiliates.

Other expense for the year ended December 31, 2002 was $27,346 and is net of a $9,000 gain resulting from the issuance of common stock to settle a liability and $38,452 for the fair market value of common stock issued for the exercise of exchange rights granted by the Company.


NET LOSS

As a result of these factors, for the year ended December 31, 2002 we reported a loss from continuing operations of $5,932,120 versus income from continuing operations of $774,185 for the year ended December 31, 2001 . The loss from discontinued operations related to Citadel for the period January 1, 2002 to May 17, 2002 and the year ended December 31, 2001 was $942,939 and $1,865,981, respectively. In addition to the loss from discontinued operations we recorded transaction costs directly related to the spin-off transaction, primarily, legal and accounting fees, of $185,431 for the year ended December 31, 2002. No transaction costs were recorded during the year ended December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

We have incurred recurring operating losses and have a significant working capital deficiency at December 31, 2002 of approximately $3.4 million and a stockholders' deficit of approximately $3.4 million. Cash used in operations was approximately $418,000 during the year ended December 31, 2002. The Company has no cash balance or current assets at December 31, 2002. Immediate funding needs of the business are expected to be provided by financings through advances, short-term notes payable and additional investments from related parties although there can be no assurance that such financing will be available or on terms favorable to the Company.


We have been and continue to be dependent upon outside financing to perform our business development activities, make investments in new technology companies and to fund operations. During the year ended December 31, 2002, related parties provided substantially all of this financing. The financings during the year ended December 31, 2002 included proceeds of $600,000 from the issuance of a convertible note to a shareholder and advances and proceeds of notes payable from the Company's CEO, directors and other related parties. Future cash may come from the realization of the value of our investments in Parago and River Logic, although there can be no assurance that any value will ever be realized from these investments.

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

We have made investments in entities that we believe may provide liquidity to the Company in the long term. We believe that our investments in Parago and River Logic have been successful however as expected in early stage companies, neither Parago nor River Logic have been profitable and have experienced cash flow deficiencies as they implement there respective business plans. The current economic and geopolitical conditions are inhibiting the availability of investment capital in early stage companies. We have not participated in the additional capital infusions made in 2001 and 2002 and as a result our ownership percentage has been diluted. Our ownership percentage in Parago is less than 1% and approximately 8% in River Logic and the carrying values of both investments have been written down to zero.

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

CT Holdings has no cash at December 31, 2002. The net cash used in operations of approximately $418,000 for the year ended December 31, 2002 is principally a result of the net loss of $7,060,490 offset by a net loss from discontinued operations of $942,939, stock compensation expense of $1,347,000, a writedown of our investment in affiliates of $2,733,975, a legal settlement accrual of $785,000 and the changes in operating assets and liabilities of $747,843. In the year ended December 31, 2001 net cash used in operating activities was $112,714 primarily consisting of the net loss of $1,091,796 partially offset by a net loss from discontinued operations of $1,865,981 partially offset by the reversal of a legal settlement accrual in the amount of $1,912,500, the writedown of River Logic investment of $360,000, the writedown of $98,000 for the Encore note receivable to estimated realizable value and the changes in operating assets and liabilities of $567,601.

There were no cash flows from investing activities in the year ended December 31, 2002. This compares to $738,560 of net cash provided from notes receivable to related parties of $588,559 and payments from non related party notes receivable of $150,000. Cash flows provided by financing activities was $618,466 for the year ended December 31, 2002, primarily resulting from the proceeds of a convertible note from a shareholder of $600,000, proceeds of notes and advances payable from related parties of $517,034 offset by payments on notes payable to related parties of $533,034 and $25,000 in proceed from the sale of common stock. For the year ended December 31, 2001, cash flows provided by financing activities were $434,093 primarily resulting from the proceeds of notes payable from a director of the Company for $250,000 and cash advances from the Company's CEO for $290,330. Separately the Company repaid a note payable to an insurance company of $27,501 and repaid advances to the Company's CEO of $126,029. Proceeds of $47,293 from the exercise of warrants resulted in the issuance of 168,904 shares of the Company's common stock.

As a result of the aforementioned factors, net cash provided by continuing operations was $200,132 and $1,059,939 for the years ended December 31, 2002 and 2001 respectively. The net contribution by CT Holdings to Citadel was $200,132 and $1,059,939 for the same periods, respectively. The net result was no cash balance to the Company.

In the future, CT Holdings will incur expenses relating to corporate overhead related to the execution of its business model and the operations of businesses acquired. The Company will require cash from financing activities to fund the deficits expected over the next year. The Company's operation requires the Company to obtain additional capital. The Company will need to raise additional capital to fund its incubator and business development activities through 2003 and the foreseeable future.

Historically, the Company obtained short-term bridge loans from its Chief Executive Officer or Directors of the Company. The Company has been and continues to be dependent upon related party financing to fund its business development and incubator activities. During the years ended December 31, 2002 and 2001, related parties have provided substantially all financing and management will continue to rely on related parties to fund future operations. We may need to rely on similar funding from related parties for future funding needs. While this may occur in the future there can be no assurance that such financing will be available or if available, on terms the Company would be willing to accept. There can be no assurance that management's plans for CT Holdings incubator business model will be successful or what other actions may become necessary. Although the Company has been successful raising capital in the past, the inability of the Company to raise capital may require the Company to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's investee companies, its business or operations and may result in charges that could be material to the Company's business and results of operations. The Company has no material purchase commitments for property and equipment at December 31, 2002.

ITEM 7.   FINANCIAL STATEMENTS

The Financial Statements for the years ended December 31, 2002 and 2001 are found following the signature page of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On March 7, 2003 the Company filed a Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Registrant has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrants independent public accountants.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

DIRECTORS The names of our directors, their principal occupations and the year in which each current Director of CT Holdings, Inc. (the "Company") initially joined the Board of Directors are set forth below.

NAME                AGE              POSITION WITH THE COMPANY              DIRECTOR
------------------  ---  -------------------------------------------------  --------
                                                                             SINCE
                                                                            --------
Steven B. Solomon    38  President, Chief Executive Officer, and Secretary      1992
Chris A. Economou    47  Director                                               1993
Mark Rogers          42  Director                                               1996
Dr. Axel Sawallich   57  Director                                               1993

STEVEN B. SOLOMON has served as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996, and as the President, Chief Executive Officer and a director of Citadel Security since its formation in December 1996. Mr. Solomon also serves as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of CT Holdings. Since May 5, 2000, Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage. We anticipate that Mr. Solomon devotes approximately 20-33% of his business time to CT Holdings following the Citadel Distribution.

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

There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates. Section 16(a) of the Exchange Act, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of the Company's Common Stock with the

SEC. These insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of the Section 16(a) forms furnished to the Company during 2002, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company's officers, Directors and beneficial owners of more than 10% of the outstanding shares of Common Stock were filed on a timely basis, other than a Form 3 for Mr. Billy Austin which was filed late due to an administrative oversight.


EXECUTIVE OFFICERS

The executive officers of the Company as of March 31, 2001 are as follows:

NAME               AGE              POSITION WITH THE COMPANY
-----------------  ---  -------------------------------------------------
Steven B. Solomon   38  President, Chief Executive Officer, Secretary and
                        Director
Richard Connelly    51  Chief Financial Officer

STEVEN B. SOLOMON has served as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996, and as the President, Chief Executive Officer, and a director of Citadel Security since its formation in December 1996. Mr. Solomon also serves as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. From February 1996 through April 1997, Mr. Solomon served as Chief Operating Officer of CT Holdings. Since May 5, 2000, Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage. Mr. Solomon also serves as a director of Citadel. We anticipate that Mr. Solomon devotes approximately 20-33% of his business time to CT Holdings after the Citadel Distribution.

RICHARD CONNELLY joined the Company in March 2002 and serves as its Chief Financial Officer. Mr. Connelly also serves as Chief Financial Officer of Citadel Security Software. Prior to joining the Company, Mr. Connelly served as a financial consultant to Citadel and CT Holdings from January 2002 until March 2002. Prior to this, he served as Chief Financial Officer for several venture funded technology companies including from February 2000 until December 2000 at ASSET InterTech, Inc. a boundary scan software tool developer, from September 1998 through November 1999 at JusticeLink, Inc., an ecommerce legal services provider and from April 1997 through July 1998 at AnswerSoft, Inc. a developer of computer telephony software. From February 1987 through March 1997 Mr. Connelly served in various financial management capacities at Sterling Software Inc., an enterprise software development company, including Vice President Corporate Controller, Vice President Treasurer and Group Vice President Finance & Administration of Sterling's Systems Management Group. We anticipate that Mr. Connelly devotes approximately 20-33% of his business time to CT Holdings following the Citadel Distribution.

ITEM 10.  EXECUTIVE COMPENSATION

The table below sets forth certain information with respect to the annual and long term compensation of the named executives for services to CT Holdings for its chief executive officer and chief financial officer who are the only officers of CT Holdings. See note 1 to the Summary Compensation Table for a further description of how these officers are compensated.

                                          SUMMARY COMPENSATION TABLE (1)

                                                                                   LONG-TERM
                                                   ANNUAL COMPENSATION            COMPENSATION
                                      -----------------------------------------  --------------
                                                                    OTHER         SECURITIES
                             PERIOD                                 ANNUAL         UNDERLYING        ALL OTHER
                              ENDED   SALARY ($)   BONUS ($)   COMPENSATION ($)    OPTIONS (#)   COMPENSATION ($)
                             -------  -----------  ----------  -----------------  -------------  -----------------
Steven B.  Solomon           12/2002   $200,000    $150,000           $0          2,000,000 (2)    $48,887 ( 4 )
  Chief Executive Officer    12/2001    200,000     150,000            0          5,000,000 (2)     17,548 ( 5 )
                             12/2000    140,000     120,500            0                  0         12,619 ( 6 )

Richard Connelly             12/2002   $118,750    $      0           $0                  0 (3)    $36,516 ( 7 )
  Chief Financial Officer

(1) Since the Distribution on May 17, 2002 Messrs. Solomon and Connelly have been employed by Citadel, also as Citadel's CEO and CFO, respectively. During the year ended December 31, 2001 and the period from January 1, 2002 through May 17, 2002 compensation was paid by CT Holdings and has been allocated to the operations of Citadel as if paid by Citadel. Pursuant to the transition services agreement CT holdings is charged $20,000 per month for the services of Messrs. Solomon and Connelly as CEO and CFO respectively. Except for share information the compensation table presents the total compensation paid by Citadel or allocated to CT Holdings for Messrs. Solomon and Connelly as if CT Holdings had paid the entire amounts.

(2) Excludes 6,000,000 shares of CT Holdings common stock that may be issued in the event Mr. Solomon exercises his right to exchange 5,000,000 shares of Parago common stock.

(3) During the year 2002, Mr. Connelly was granted and exercised options to acquire 250,000 shares of common stock of the Company.

(4) Includes a payment of $28,077 for unused vacation, a car allowance of $11,400, and payments for life, health and disability insurance premiums.

(5) Includes a car allowance of $11,400 plus $6,048 for payments of life insurance premiums.

(6) Includes a car allowance of $11,400 plus payments of life insurance premiums.

(7) Includes $25,000 in cash payments plus $7,273 paid with 25,000 pre Distribution shares of CT Holdings common stock in lieu of cash for consulting services performed prior to employment as CFO for Citadel plus payments of life, health and disability insurance premiums.

                                         INDIVIDUAL GRANTS
                   ----------------------------------------------------------------
                                             PERCENT OF
                   NUMBER OF SECURITIES    TOTAL OPTIONS      EXERCISE
                    UNDERLYING OPTIONS       GRANTED TO        PRICE     EXPIRATION
NAME                     GRANTED         EMPLOYEES IN 2002     ($/SH)       DATE
-----------------  --------------------  ------------------  ----------  ----------
Steven B. Solomon                     0                0.0%  $     0.00           -

Richard Connelly.               250,000              100.0%  $     0.32  03/16/2012

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table describes, for each of the Named Executive Officers, options exercised and the potential values for their unexercised in-the-money options at December 31, 2002:

                                                NUMBER OF             VALUE OF
                                                SECURITIES          UNEXERCISED
                                                UNDERLYING          IN-THE-MONEY
                                           UNEXERCISED OPTIONS        OPTIONS
                     SHARES                  AT FISCAL YEAR-      AT FISCAL YEAR-
                   ACQUIRED ON    VALUE      END(EXERCISABLE/     END(EXERCISABLE/
NAME                EXERCISE    REALIZED      UNEXERCISABLE)     UNEXERCISABLE)(2)
-----------------  -----------  ---------  --------------------  ------------------

Steven B. Solomon    3,000,000     $0      1,250,000 / 750,000        $0 / $0

Richard Connelly      250,000      $0             0 / 0               $0 / $0

(1) Based on the market price on the date exercised less the exercise price payable for each share.

(2) Based on the fair market value of the Company's Common Stock (at December 31, 2002) per share less the exercise price payable for each share.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

The transition services agreement between Citadel and CT Holdings calls for the sharing of the salaries and benefits of the CEO, CFO and some administrative employees of Citadel that perform services for CT Holdings but whose payroll and benefits are assigned to Citadel. The agreement allows for a cross charge to CT Holdings of $20,000 per month representing an allocation of the payroll, benefits and an allocation of overhead (includes rent and general office expenses applied as a percentage of payroll & benefits) associated with the shared employees.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 9, 2003, there were issued and outstanding approximately 57,770,928 shares of Common Stock. There is no other class of voting security of the Company issued or outstanding. The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of April 9, 2003 by
(i) each person known to the Company to own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors, named executive officers and other executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares to which the individual has the right to acquire within 60 days of April 9, 2003 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned and has an address of c/o CT Holdings, 8750 North Central Expressway, Suite 100, Dallas, Texas 75231.




                                            NUMBER OF    APPROXIMATE
                                                           PERCENT
NAME AND ADDRESS                           SHARES OWNED    OF CLASS
-----------------------------------------  ------------  ------------
Steven B. Solomon (1) . . . . . . . . . .    16,285,993        27. 9%

Richard Connelly. . . . . . . . . . . . .       275,000            *

Chris A. Economou . . . . . . . . . . . .       724,400          1.3%
  150 North Federal Highway, Suite 210
  Fort Lauderdale, Florida 33301

Mark Rogers . . . . . . . . . . . . . . .       651,500          1.1%
  751 Laurel St. #19
  San Carlos, California

Dr. Axel Sawallich. . . . . . . . . . . .       387,144            *
  Beatrixgasse 3
  1030 Vienna, Austria.

Lawrence Lacerte (2). . . . . . . . . . .     5,450,000          9.3%
  5950 Sherry Lane
  Dallas, Texas 75225

Thomas E. Oxley (3) . . . . . . . . . . .     6,244,800         10.7%
  2727 South Ocean Blvd., #803
  Highland Beach, FL 33487

All officers and directors
  as a group (5 persons)(4) . . . . . . .    18,324,037         31.7%

*    Less than 1%

(1) Includes 1,625,000 shares of Common Stock subject to fully vested options and 375,000 shares of Common Stock subject to options vesting within 60 days of April 9, 2002. Includes 6,000,000 shares of CT Holdings common stock that may be issued in the event Mr. Solomon exercises his right to exchange 5,000,000 shares of Parago common stock.

(2)  Includes 200,000 shares of Common Stock subject to fully vested options.

(3) During the first quarter of 2003, Mr. Oxley converted a $600,000 note convertible note payable into 2,700,000 shares of common stock of the Company. Since the issuance of all 2,700,000 would cause the number of shares outstanding to exceed the authorized shares of 60,000,000, Mr. Oxley has waived his right to these shares until such time as the shares become authorized.

(4) Includes 2,000,000 shares issuable pursuant to presently exercisable options or warrants and options or warrants exercisable within 60 days of April 9, 2002 held by all directors and executive officers as a group, and/or their affiliates, and 6,000,000 shares of CT Holdings Common Stock that may be issued in the event Mr. Solomon exercises his right to exchange 5,000,000 shares of Parago common stock for shares of CT Holdings Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of the material terms of the agreements and arrangements involving the Company and its subsidiaries.


AGREEMENTS RELATING TO THE CITADEL SECURITY SOFTWARE DISTRIBUTION

We have entered into several agreements with Citadel to define our ongoing relationship after the Distribution and to allocate tax and other specified liabilities and obligations arising from periods prior to the distribution date. We entered into these agreements prior to the Distribution while Citadel was a wholly owned subsidiary of CT Holdings.

DISTRIBUTION AGREEMENT

On or before the Distribution Date, CT Holdings and Citadel entered into the distribution agreement, which provides for, among other things, the principal corporate transactions required to effect the Distribution and certain other agreements relating to the continuing relationship between Citadel and CT Holdings after the Distribution.

The distribution agreement provides that prior to the Distribution Date, Citadel will have issued to CT Holdings a number of Citadel Shares equal to one fourth of the total number of shares of CT Holdings common stock outstanding on the Distribution Date (plus an additional immaterial number of Citadel Shares to be distributed with respect to fractional shares that are rounded up). CT Holdings effected the Distribution by delivering a certificate representing 100% of the Citadel Shares to the Distribution Agent.

Under the distribution agreement and effective as of the Distribution Date, Citadel assumed and agreed to indemnify CT Holdings against all liabilities, litigation and claims, including related insurance costs, arising out of Citadel's businesses (including discontinued or sold security software businesses), and CT Holdings retained and agreed to indemnify Citadel against all other liabilities, litigation and claims, including related insurance costs. The foregoing obligations do not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policy.

Under the distribution agreement for a two-year period beginning on the Distribution Date, except in limited circumstances, Citadel will not solicit or recruit any CT Holdings employee without CT Holdings' prior written consent and likewise, CT Holdings will not solicit or recruit any Citadel employee without Citadel's prior written consent.

The distribution agreement also provides that each of CT Holdings and Citadel shall be granted access to certain records and information in the possession of the other, and requires the retention by each of CT Holdings and Citadel for a period of six years following the Distribution Date of all such information in its possession.

TRANSITION SERVICES AGREEMENT

On the Distribution Date, Citadel entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and Citadel will provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support. The transition services agreement provides generally that each of Citadel and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement generally will extend for a one year term, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. Initially, CT Holdings will pay Citadel a monthly fee of $20,000, subject to adjustment on a quarterly basis. No adjustments to the fee have been made through December 31, 2002. We believe that the terms and conditions of the transition services agreement are as favorable to Citadel as those available from unrelated parties for a comparable arrangement.

TAX DISAFFILIATION AGREEMENT

On the Distribution Date CT Holdings and Citadel entered into a tax disaffiliation agreement which sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution Date and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. Under the tax disaffiliation agreement, Citadel will indemnify CT Holdings for all taxes and liabilities incurred as a result of Citadel's or an affiliate's post-Distribution action or omission contributing to an Internal Revenue Service determination that the Distribution was not tax-free. CT Holdings will indemnify Citadel for all taxes and liabilities incurred solely because CT Holdings or an affiliate's post-Distribution action or omission contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, CT Holdings and Citadel will indemnify each other against all taxes and liabilities pro rata based on relative values as of the Distribution Date.

Citadel will indemnify CT Holdings against any taxes resulting from any internal realignment undertaken to facilitate the Distribution on or before the Distribution Date.

CT HOLDINGS' RELATED PARTY TRANSACTIONS

Mr. Solomon, our CEO, and a director, is also CEO, and a director of Citadel, and a director of Parago and River Logic. Messrs. Lacerte and Romano, are former directors of CT Holdings having resigned from the CT Holdings Board effective with the Distribution. Messrs. Lacerte and Romano are former directors of Citadel having resigned from the Citadel Board in October 2002. Both are shareholders in Citadel and CT Holdings. Mr. Lacerte is also a former director and shareholder of Parago. Mr. Romano served as a director of Encore an investment that was liquidated in 2002.

During the years ended December 31, 2002 and 2001 CT Holdings received substantially all of its financing from its CEO, directors and other related parties. The related party transactions of CT Holdings are described below. Other than transactions related to the agreements related to the Distribution described above there were no transactions with Citadel following the Distribution Date.

On January 1, 2001 CT Holdings had recorded a $1.2 million note receivable from its CEO recorded on its balance sheet. This note was issued in October 2000 by CT Holdings with approval from its board of directors. The note receivable was due October 2001, bore interest at 5% per year and was repaid in full prior to its maturity by cash payments of approximately $700,000 and by the offset of approximately $506,000 in accrued salary and bonus due to him in 2001 pursuant to his employment agreement.

In June 2001, the CEO loaned CT Holdings approximately $855,000 in connection with CT Holdings' participation in a bridge loan transaction for Parago, an affiliated company. Our CEO is also a director of Parago, and through several transactions advanced approximately $4 million of his personal assets to Parago for working capital needs all of which was repaid to him in payments in January and April 2001.

During the years ended December 31, 2002 and 2001, CT Holdings incurred legal fees in the amount of approximately $134,000 and $60,000 respectively to a law firm in which David Wood, an attorney who was a former CT Holdings' employee and is a relative of our CEO, is a partner. After leaving CT Holdings in 1997, his law firm continued to provide legal services to CT Holdings. Mr. Wood was also employed as an executive officer of Parago from March 1999 through October 2001 for which he had received an annual salary of $150,000 per year.

During the year ended December 31, 2001, CT Holdings issued an 8% note payable to Mr. Lacerte for $250,000 and payable April 30, 2002. This note was unpaid at December 31, 2002 and is in default. In May 2002, prior to the Distribution Date, Mr. Lacerte exercised stock options for 2,250,000 shares of CT Holdings' common stock by entering into a note payable to CT Holdings for $450,000, the aggregate exercise price of the options.

At December 31, 2001 CT Holdings had a liability to its CEO of approximately $290,000 for cash advances received to fund operations in 2001. From January 1, 2002 through the Distribution Date CT Holdings received approximately $267,500 of additional advances from its CEO, repaid $322,500 of the total advances to its CEO and offset $8,934 of the CEO's business expenses against the net amount due the CEO. The remaining amount due the CEO of approximately $226,000 was converted by CT Holdings into a 5% note payable due July 1, 2002, and at December 31, 2002 is in default and accruing interest at 18% per annum.

At December 31, 2001 CT Holdings had a $130,000 note receivable due from Encore. CT Holdings' investment in Encore was liquidated in October 2002.

In June 2001, two directors, Messrs. Solomon and Lacerte, funded and guaranteed CT Holdings' participation in a bank bridge loan financing of Parago. In consideration for this funding and guarantees, CT Holdings has agreed to permit the directors to exchange up to 5,000,000 Parago shares into up to 6,000,000 shares of CT Holdings' common stock including a right to any dividends. The exercise of the exchange right will require Citadel to issue up to 1,500,000 shares of Citadel common stock.

On April 1, 2002, prior to the Distribution, CT Holdings entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003 to Thomas Oxley, a greater than 5% shareholder. Subsequent to December 31, 2002, the note payable was converted by the shareholder into 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock. Since the issuance of all 2,700,000 shares of CT Holdings common stock would cause the number of shares outstanding to exceed the number of authorized shares of 60,000,000, the shareholder waived his right to these shares until such time as the shares become authorized.

In May 2002 Mr. Solomon exercised options for 3,000,000 shares of common stock in exchange for a note in the amount of $600,000 and as noted above, Mr. Lacerte exercised options for 2,250,000 shares of common stock in exchange for a note in the amount of $450,000. In addition, options for 1,250,000 shares were exercised in May 2002 for notes in the amount of $262,500 from officers, key employees and consultants to the Company. The aggregate amount of all of the notes for $1,312,500 was written off as stock compensation expense. In addition options for 147,500 shares of common stock were exercised by an officer and key employees of the Company for which the aggregate exercise price of $34,500 was forgiven and recorded as stock compensation expense. The holders of these shares received approximately 1,661,875 shares of Citadel common stock as a result of the Distribution.

In May 2002, prior to the record date of the Distribution, CT Holdings entered into negotiations to settle approximately $860,000 of operating liabilities in exchange for 1,662,500 shares of CT Holdings common stock. As of December 31, 2002 the extinguishment of approximately $163,000 of these liabilities was completed and approximately 612,500 shares of CT Holdings common stock was issued including 100,000 shares for services provided by an independent consultant, 12,500 shares to a consultant for services performed prior to employment as the CT Holdings' and Citadel's Chief Financial Officer, 250,000 shares to a shareholder for consulting services, and 250,000 shares to David Wood for the performance of professional services to the Company. At the Distribution Date approximately 153,125 shares of Citadel common stock were issued to these same individuals. At December 31, 2002 approximately $697,000 of CT Holdings operating liabilities were not yet settled with approximately 1,050,000 shares of the CT Holdings' common stock which if issued will require Citadel to issue approximately 262,500 shares of Citadel common stock. We believe that the negotiations will ultimately be concluded with the issuance of the shares in full settlement of these liabilities however there can be no assurance that such settlement will be finalized or on terms favorable to the Company.

Our CEO, Steve Solomon advanced CT Holdings $290,330 in the year ended December 31, 2001.

As of December 31, 2001 CT Holdings also had a $130,000 note receivable due from Encore that one of the Company's directors, Mr. Romano, also served on the board of directors until its liquidation in October 2002.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

(b)  REPORTS ON FORM 8-K

On March 7, 2003 the Company filed a Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Registrant has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrants independent public accountants.

ITEM.14. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2003                  CT HOLDINGS, INC.

                                      By:      /s/  STEVEN B. SOLOMON
                                          -------------------------------------
                                           STEVEN B. SOLOMON, PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER


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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       SIGNATURE                         TITLE                      DATE
------------------------  -----------------------------------  --------------

 /s/  STEVEN B. SOLOMON   President, Chief Executive Officer   April 15, 2003
------------------------  and Director
      Steven B. Solomon   (Principal Executive Officer)


 /s/  RICHARD CONNELLY    Chief Financial Officer              April 15, 2003
------------------------  (Principal Accounting Officer)
      Richard Connelly


 /s/  CHRIS A. ECONOMOU   Director                             April 15, 2003
------------------------
      Chris A. Economou


 /s/  MARK ROGERS         Director                             April 15, 2003
------------------------
      Mark Rogers


 /s/  DR. AXEL SAWALLICH  Director                             April 15, 2003
------------------------
      Dr. Axel Sawallich

CERTIFICATIONS

I, Steven B. Solomon, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of CT Holdings, Inc., a Delaware corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ STEVEN B. SOLOMON
---------------------
Steven B. Solomon, Chief Executive Officer
Principal Executive Officer

I, Richard Connelly, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of CT Holdings, Inc., a Delaware corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ RICHARD CONNELLY
--------------------
Richard Connelly, Chief Financial Officer
Principal Financial Officer

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

3.5 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 20, 1994 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the year June 30, 1994).

3.6 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on December 11, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the year December 31, 1995).

3.7 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 1, 1996 (incorporated by reference to Exhibit 3.7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996).

3.8 Certificate of Designations of Series A Preferred Stock. (incorporated by reference to Exhibit 4 of the Company's Quarterly Report on Form 10-QSB for the fiscal year May 31, 1996).

3.9 Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal year August 31, 1996).

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

10.24 Form of Plan and Agreement of Distribution between the Company and Citadel Security Software Inc.

10.25 Form of Tax Disaffiliation Agreement between the Company and Citadel Security Software Inc.

10.26 Form of Transition Services Agreement between the Company and Citadel Security Software Inc.

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000).

*23.1     Consent of KBA Group LLP.

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants. . . . . . . . . . .  F-2

Balance Sheets as of December 31, 2002 and 2001 . . . . . . . . . . . .  F-3

Statements of Operations for the years ended December 31, 2002 and 2001  F-4

Statements of Stockholders' (Deficit) Equity for the years ended
    December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . .  F-5

Statements of Cash Flows for the years ended
    December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
CT Holdings, Inc.

We have audited the accompanying balance sheets of CT Holdings, Inc. (the Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CT Holdings, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and has a significant working capital deficiency at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/KBA Group LLP
Dallas, Texas
March 14, 2003, except for paragraph 6 of Note H for which the date is April 3, 2003.

                                   CT HOLDINGS, INC.
                                    BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              2002           2001
                                                       ---------------  --------------
                        ASSETS
                        ------

INVESTMENT IN UNCONSOLIDATED AFFILIATES                $            -   $   2,735,975

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                     -         241,767
                                                       ---------------  --------------
                                                       $            -   $   2,977,742
                                                       ===============  ==============

     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
     ----------------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                $    1,344,051   $     911,333
  Payable to Citadel                                          150,000               -
  Advances and notes payable to related parties               524,796         540,330
  Notes payable to shareholders                               609,000               -
  Accrual for legal settlement                                785,000               -
  Net current liabilities of discontinued operations                -         935,693
                                                       ---------------  --------------
 Total current liabilities                                  3,412,847       2,387,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; no shares issued
   at December 31, 2002 and 2001
  Common stock, $.01 par value per share;
   60,000,000 shares authorized; 57,545,928
   and 53,994,221 shares issued at
   December 31, 2002 and 2001                                 575,460         539,943
  Additional paid-in capital                               56,950,601      56,429,100
  Accumulated deficit                                     (60,938,908)    (53,878,418)
  Treasury stock, at cost (4,164,613 shares)                        -      (2,500,239)
                                                       ---------------  --------------
  Total stockholders' (deficit) equity                     (3,412,847)        590,386
                                                       ---------------  --------------
                                                       $            -   $   2,977,742
                                                       ===============  ==============

The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                                    Years Ended
                                                    December 31,
                                                 2002          2001
                                             -----------   ------------
Revenue                                     $         -    $         -

General and administrative expense               909,838       735,379
Common stock issued as compensation            1,347,000             -
Reversal of legal settlement                           -    (1,912,500)
Accrual for litigation                           785,000             -
Writedown in investments of affiliates         2,733,975       360,000
Writedown of note receivable from affiliate            -        98,000
Interest expense                                 128,961         9,255
Interest income                                        -       (64,319)
Other expense                                     27,346             -
                                             -----------   ------------
Income(Loss) from continuing operations       (5,932,120)      774,185
Costs incurred in connection with
  spin-off of subsidiary                        (185,431)            -
Loss from discontinued operations               (942,939)   (1,865,981)
                                             -----------   ------------
Net loss                                     $(7,060,490)  $(1,091,796)
                                             ===========   ============

Net loss per share - basic and diluted
  Continuing operations                      $     (0.11)  $      0.02
  Discontinued operations                          (0.02)        (0.04)
                                             -----------   ------------
                                             $     (0.13)  $     (0.02)
                                             ===========   ============

Weighted average shares outstanding -
  basic and diluted                           55,078,095    49,733,710
                                             ===========   ============

The accompanying notes are an integral part of these financial statements.

                                                CT HOLDINGS, INC.
                                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY


                                           Common Stock
                                    --------------------------
                                                                   Additional      Accumulated      Treasury
                                      Shares         Amount     Paid-in Capital      Deficit           Stock          Total
                                    -----------  -------------  ---------------  ---------------  ---------------  -------------
Balances at December 31, 2001        53,825,317  $    538,254   $    56,383,496  $  (52,786,622)  $   (2,500,239)  $  1,634,889

Issuance of common stock
   pursuant to the exercise of
   warrants                             168,904         1,689            45,604                                          47,293

Net loss                                                                             (1,091,796)                     (1,091,796)
                                    -----------  -------------  ---------------  ---------------  ---------------  -------------
Balances at December 31, 2001        53,994,221       539,943        56,429,100     (53,878,418)      (2,500,239)       590,386

Sale of common stock                    100,000         1,000            24,000                                          25,000

Issuance of common stock
   pursuant to the exercise
   of stock options in exchange
   for notes receivable which
   were simultaneously fully
   reserved and recorded as
   compensation expense               6,500,000        65,000         1,247,500                                       1,312,500

Issuance of common stock
   pursuant to the exercise
   of stock options recorded as
   compensation expense                 147,500         1,475            33,025                                          34,500

Common stock issued in lieu of cash
   for settlement of liabilities
   and for services                     625,000         6,250           152,023                                         158,273

Common stock issued in
   exchange for shares of
   an affiliate                         155,806         1,558            37,393                                          38,951

Cancellation of treasury shares      (4,164,613)      (41,646)       (2,458,593)                       2,500,239              -

Beneficial conversion feature of
   convertible debt                                                      51,300                                          51,300

Net stockholders' deficit of
   subsidiary at date of spin-off                                     1,436,733                                       1,436,733

Other                                   188,014         1,880            (1,880)                                              -

Net loss                                                                             (7,060,490)                     (7,060,490)
                                    -----------  -------------  ---------------  ---------------  ---------------  --------------
Balances at December 31, 2002        57,545,928  $    575,460   $    56,950,601  $  (60,938,908)  $             -  $  (3,412,847)
                                    ===========    ===========  ===============  ===============  ===============  ==============

The accompanying notes are an integral part of these financial statements.

                                 CT HOLDINGS, INC.
                             STATEMENTS OF CASH FLOWS

                                                                         Years Ended
                                                                         December 31,
                                                                       2002          2001
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(7,060,490)  $(1,091,796)
  Less net loss from discontinued operations                           942,939     1,865,981
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Provision for loss on accounts receivable from affiliate                -        98,000
     Common stock issued as compensation                             1,347,000             -
     Beneficial conversion feature of convertible debt
       recognized as interest expense                                   51,300             -
     Writedown of investment in affiliate                            2,733,975       360,000
     Adjustment for participation in debt financing
       guarantee of affiliate                                                -             -
     Accrual for legal settlement                                      785,000             -
     Reversal of accrual from legal settlement                               -    (1,912,500)
     Common stock and options issued in lieu of
       cash for services                                                 4,148             -
     Other non-cash expense                                             29,951             -
  Changes in operating assets and liabilities
     Accounts receivable                                                     -        45,249
     Other                                                               2,000             -
     Accounts payable and accrued expenses                             595,843       522,352
     Payable to Citadel                                                150,000             -
                                                                   ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                                 (418,334)     (112,714)

CASH FLOWS FROM INVESTING ACTIVITIES
  Notes receivable with related parties                                      -       588,560
  Notes receivable                                                           -       150,000
                                                                   ------------  ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                    -       738,560

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                                                  -       (27,501)
  Proceeds from notes payable                                                -       250,000
  Proceeds from notes payable to shareholders                          609,000             -
  Proceeds from advances and notes payable
    to related parties                                                 517,500       290,330
  Payments on advances and notes payable
    to related parties                                                (533,034)     (126,029)
  Proceeds from sale of common stock                                    25,000        47,293
                                                                   ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              618,466       434,093

Net cash provided by continuing operations                             200,132     1,059,939
Net cash used by discontinued operations                              (200,132)   (1,059,939)
                                                                   ------------  ------------
Net change in cash                                                           -             -
Cash and cash equivalents at the beginning of the year                       -             -
                                                                   ------------  ------------
Cash and cash equivalents at the end of the year                   $         -   $         -
                                                                   ============  ============

NON-CASH INVESTING AND FINANCING ACTIVITIES: During the year ending December 31, 2002 the Company issued 625,000 shares of common stock to settle $158,273 of liabilities and exchanged 155,806 shares of common stock for shares of common stock of an affiliate expensing $38,951 representing the fair value of the common stock issued. During the year ending December 31, 2001, the Company converted $450,000 of notes receivable from River Logic into River Logic preferred stock and a $130,000 note receivable from Encore into an investment in Encore with a fair value of $32,000.

The accompanying notes are an integral part of these financial statements.

CT HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

CT Holdings, Inc. (the "Company" or "CT Holdings") provides management expertise including consulting on operations, marketing and strategic planning and a single source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies.

At December 31, 2002 the Company held investments in two companies, Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). At December 31, 2002 the Company owns less than 1% of Parago and approximately 8% of River Logic. In addition to investments Parago and River Logic at December 31, 2001, the Company held an investment in Citadel Security Software Inc. ("Citadel") and Encore Telecommunications Inc. ("Encore"). In May 2002 shares in Citadel were distributed to CT Holdings shareholders in a pro rata dividend distribution in May 2002. In October 2002, the Company received approximately $2,000 in liquidating proceeds for its investment in Encore.

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

Prior to December 2001, the investment in Parago had been accounted for under the equity method of accounting. However, the Company declined to participate in an equity financing in December 2001 which resulted in the Company's ownership percentage falling to less than 1%. Prior to the decline in ownership percentage, the carrying value of the investment in Parago was reduced to zero due to the recognition of the proportionate share of equity in Parago's losses under the equity method of accounting.

In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. ("River Logic"), which develops decision-support applications for industry. Using COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. The Company accounted for its investment in River Logic using the cost method. Due to the economic conditions affecting information technology spending in 2002 and River Logic's results of operation in 2002 the Company wrote down the carrying value of the investment in River Logic to zero during the year ended December 31, 2002.

In January 2002 CT Holdings filed a registration statement and in March and April 2002 filed amendments to the registration statement with the Securities and Exchange Commission ("SEC") to spin-off as a separate public company its wholly owned subsidiary Citadel in a pro rata dividend distribution of the common stock of Citadel to CT Holdings' shareholders. (See the Citadel Distribution below.) The registration statement became effective in April 2002, a declaration date was set and the pro rata dividend distribution was completed on May 17, 2002. The financial statements of Citadel previously consolidated with the financial statements of the Company are presented in these financial statements as discontinued operations pursuant to the completion of the Distribution.

CITADEL DISTRIBUTION

In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). The Distribution consisted of one (1) share of Citadel common stock for every four (4) shares of CT Holdings (the Distribution Ratio) held by CT Holdings shareholders as of a May 6, 2002, the Record Date. The Distribution was completed on May 17, 2002, the Distribution Date. Following the Distribution, Citadel became an independent company and CT Holdings retained no ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes.

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

LIQUIDITY

The Company has incurred recurring operating losses and has a significant working capital and stockholders' deficiency at December 31, 2002. Cash used in operations was approximately $418,000 during the year ended December 31, 2002. The Company had no cash balance or current assets at December 31, 2002 and current liabilities total approximately $3.4 million. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. However current economic conditions and limited investment opportunities have limited the Company's ability to raise funds. During the years ended December 31, 2002 and 2001, related parties provided substantially all of the Company's financing. Future cash may come from the realization of the value of our investments in Parago and River Logic however there can be no assurance that any value will ever be realized from these investments. (See below).

The Company's strategy of continuing to support and expand its business development activities requires the Company to obtain additional capital. The complete implementation of this element of the Company's strategy will not generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise $1.5 million to $3.8 million to settle liabilities and support its incubator and business development activities for the next twelve months. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

The Company has made investments in entities that it believes may provide liquidity to the Company in the long term. The Company believes that the investment in Parago has been successful; however, as expected in an early stage company, Parago has a history of operating losses and has experienced cash flow deficiencies as it implements its business plan. Parago has been successful in raising capital to support its operations but there is no assurance that it will be able to raise sufficient capital in the future to support operations or that its operations will attain profitability. During 2001, the Company's percentage ownership in Parago was reduced to less than 1% as a result of an additional equity financing raised by Parago in December 2001. The Company believes, however, that the investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split) and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) may ultimately provide an appropriate return.

Since the Company's initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. In addition, during April 2001 River Logic obtained a significant strategic investment from the Intel 64 Fund, Cardinal Investments, eMed Ventures, and Mercury Ventures. As part of this equity financing, the Company converted $450,000 of demand notes receivable into River Logic Series C Preferred stock, the same equity instruments purchased by the other investees. The remainder of the notes receivable plus interest totaling approximately $216,000 was collected in April 2001. During the year ended December 31, 2002 River Logic entered into an equity line of credit for $1.5 million. Through December 31, 2002 River Logic has drawn down $750,000 of this equity line further reducing the Company's ownership percentage in River Logic. River Logic will issue shares of its common stock as it draws down the equity line of credit. Due to the lower per share valuation of the equity line of credit, River Logic's continuing operating losses and negative cash flow coupled with the general decline in the economy and spending for information technology products during the year ended December 31, 2002, the Company determined that the investment in River Logic should be written down to a net realizable value of zero. Similar to the investment in Parago, the Company recognized that its investment in River Logic would be illiquid in the early stages of its business.

There can be no assurance that management's plans will be successful or what other actions may become necessary. There can be no assurance that the Company will ever achieve liquidity for its investments. Until the Company is able to create liquidity from its investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, the Company will continue to require external sources of working capital to fund its own operating expenses. Although the Company has been successful raising capital in the past, the inability of the Company to raise capital could have a material adverse effect on the Company's business and operations that could be material to the Company's business and results of operations.

BASIS OF PRESENTATION

The accompanying financial statements of CT Holdings have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, all material intercompany transactions with its unconsolidated affiliates have been eliminated pursuant to the applicable accounting principles for consolidation and the equity method of accounting. The balance sheet, results of operations and the cash flows of Citadel are presented as discontinued operations as a result of the Distribution. Where appropriate, prior year amounts have been reclassified to conform to the current period presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

INVESTMENT IN UNCONSOLIDATED AFFILIATES

At December 31, 2002 the Company held investments in two companies, Parago and River Logic. The Company recorded the carrying amount of these investments under the cost method of accounting because the Company's percentage ownership in each Company was a non-controlling interest of less than 20%. At December 31, 2001 the Company held investments in four companies including Parago, River Logic, Citadel and Encore. The Company recorded the carrying amount of these investments under the equity method or the cost method of accounting as applicable to the individual investee company.

Except for Citadel, which has been presented as discontinued operations, the Company presents its investments in these companies on its balance sheets as Investment in Unconsolidated Affiliates and its share of the equity-method investee's losses, when applicable, on the statements of operations as Equity in Loss of Unconsolidated Affiliate.

After a 1 for 1000 reverse stock split, the Company holds 20,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) at December 31, 2002. In December 2001 Parago completed an equity financing of approximately $13.6 million of a total $15 million financing. Approximately $1.4 million of equity financing was closed in February 2002. As a result of the equity financing, the Company's ownership percentage in Parago was reduced to less than

1%. The Company's investment in Parago for the period from January 1, 2001 through December 12, 2001 was accounted for under the equity method of accounting for investments and accordingly as a result of the Company's ownership falling below 20%, has been accounted for using the cost method of accounting beginning December 13, 2001. Under the cost method, the Company's share of income or loss of Parago is not included in the Company's Statements of operations. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. If the carrying value of the Company's net investment falls below zero, as it did during the ten months ended December 31, 2000, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the Company's ownership percentage exceeds 20% and the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized is recovered through its proportionate share of net income if Parago turns profitable.

During the second quarter of 2001 the Company, along with other investors in Parago, participated in a bridge loan financing transaction completed by Parago totaling $692,740 and guaranteed $1,406,472 of a bank term loan to Parago. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock the Company recognized a charge to earnings of $2,099,212 in June 2001. Upon closing of the Parago Equity Financing in December 2001, Parago repaid the bridge loan and the bank guarantee was released. As a result the Company reversed the $2,099,212 in the fourth quarter of 2001.

As the Company owned approximately 8% of the outstanding shares in River Logic at December 31, 2002, the investment has been accounted for under the cost method of accounting. Under this method, the Company's share of the income or losses of River Logic is not included in the Company's statements of operations. The Company's carrying value of its investment in River Logic was $2,703,975 at December 31, 2001. In July 2002 River Logic entered into an equity line of credit at a per share valuation below the carrying value of the Company's investment in River Logic. Management determined that due to the new valuation, lower spending in the information technology industry, and continuing operating losses by River Logic that the carrying value of the investment in River Logic should be reduced to zero. The Company periodically evaluates the carrying value of its investments in investee companies for impairment based upon the prospects of the entity and the value of the investment when compared to other investments in the entity from other unrelated parties. If these factors indicate that an other than temporary impairment exists, then the Company will write down the value of the investment to its realizable value. For reasons noted above, during the year ended December 31, 2002 the Company wrote down its investment in River Logic in the amount of $2,703,975. The Company had written down the carrying value of its investment in River Logic by $360,000 during the year ended December 31, 2001 due to the lower per share valuation of a capital infusion in 2001.

At December 31, 2001 the Company held an investment in Encore with a carrying value of $32,000. In October 2002 the shareholders of Encore sold its assets and liquidated the entity. The Company received approximately $2,000 of liquidating proceeds. Accordingly, the Company wrote off approximately $30,000 of the excess carrying value in Encore during the year ended December 31, 2002. The investment in Parago was written down to zero in years prior to those presented through equity accounted losses.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value typically represented by the future discounted cash flow associated with the asset. At December 31, 2002 the Company had no long lived assets.

INCOME TAXES

Deferred income taxes are recognized using the asset and liability method. Deferred income tax expenses are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the years ended December 31, 2002 and 2001, the pro forma effect on net loss and net loss per share would have been as follows:

                                                   2002          2001
                                               ------------  ------------

Net loss attributable
   to common stockholders
   as reported                                 $(7,060,490)  $(1,091,796)

Add: Stock-based employee
   compensation expense included
   in reported net loss                                  -             -

Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method                                   (383,625)   (1,151,150)
                                               ------------  ------------
Pro forma net loss                             $(7,444,115)  $(2,242,946)
                                               ============  ============

Net loss per common share - basic and diluted
   As reported                                 $     (0.13)  $     (0.02)
                                               ============  ============
   Pro forma                                   $     (0.14)  $     (0.05)
                                               ============  ============


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value due to the short maturity of these instruments.

NET LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options and warrants. Stock options and warrants to purchase 6,307,451 and 13,029,951 shares of common stock at December 31, 2002 and 2001, respectively, have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, Statement of Financial Accounting Standards No. 148 (SFAS
148), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Statement of Financial Accounting Standards No. 123 (SFAS 123)" was issued. This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. This statement is effective for fiscal years ending after December 15, 2002. The Company has not voluntarily changed to fair value accounting for employee stock options but has adopted the disclosure requirements of SFAS 148. The adoption of this standard had no material effect on the Company's financial position, cash flows or results of operations.

NOTE B - DISCONTINUED OPERATIONS

In January 2002 Citadel filed a registration statement with the SEC to be spun off as a pro rata dividend distribution to the shareholders of CT Holdings. (See the "Citadel Distribution") The operating results for the period January 1, 2002 through May 17, 2002 (Distribution Date) and the year ended December 31, 2001 are as follows:

                                                      Period
                                                  January 1, 2002
                                                      Through        Year Ended December
                                                   May 17, 2002           31, 2001
                                                 -----------------  ---------------------

Revenue                                          $        130,519   $            580,039

Costs of revenue                                            3,045                 26,459
Software amortization                                      17,511                594,923
                                                 -----------------  ---------------------
   Total costs of revenue                                  20,556                621,382

Operating costs:
   Selling, general and administrative expenses           949,541              1,610,922
   Product development expense                             83,303                118,432
   Depreciation expense                                    20,058                 95,284
                                                 -----------------  ---------------------
     Total operating expenses                           1,052,902              1,824,638
                                                 -----------------  ---------------------
     Operating loss                                      (942,939)            (1,865,981)
                                                 -----------------  ---------------------
Provision for income taxes                                      -                      -
                                                 -----------------  ---------------------
Net loss                                         $       (942,939)  $         (1,865,981)
                                                 =================  =====================

At December 31, 2001 the net current liabilities and the net long-term assets of Citadel were as follows:

Current assets
  Cash and cash equivalents. . . . . . . . . . . .  $   75,030
  Accounts receivable, net . . . . . . . . . . . .      24,222
  Prepaid expenses . . . . . . . . . . . . . . . .      72,702
                                                    ----------
Total current assets . . . . . . . . . . . . . . .     171,954

Current liabilities
  Accounts payable and accrued expenses. . . . . .     862,262
  Payroll tax obligations. . . . . . . . . . . . .     245,385
                                                    ----------

Total current liabilities. . . . . . . . . . . . .   1,107,647
                                                    ----------

Net current liabilities of discontinued operations  $  935,693
                                                    ==========

Property and equipment, net. . . . . . . . . . . .  $   43,006
Capitalized software development costs, net. . . .     174,110
Other assets . . . . . . . . . . . . . . . . . . .      24,651
                                                    ----------

Net long-term assets of discontinued operations. .  $  241,767
                                                    ==========

NOTE C - INCOME TAXES

The significant components of the Company's deferred tax liabilities and assets are as follows:


                                               December 31,
                                             2002        2001
                                          ----------  ----------
Deferred tax assets (liabilities)
  Net operating loss carryforwards        $1,405,000  $ 702,000
  Reserve on investments                   1,074,000    141,000
  Accounts payable and accrued expenses      311,000     28,000
                                          ----------  ----------
Total deferred tax assets, net             2,790,000    871,000
Valuation allowance                       (2,790,000)  (871,000)
                                          ----------  ----------
Total deferred tax assets, net            $        -  $       -
                                          ==========  ==========

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to loss before provision for income taxes are as follows:

                                                  December 31,
                                                2002         2001
                                            ------------  -----------
Benefit computed at federal statutory rate  $(2,401,000)  $  371,000
Increase (decrease) in valuation allowance    1,919,000      329,000
Other                                           482,000     (700,000)
                                            ------------  -----------
                                            $         -   $        -
                                            ============  ===========

For federal income tax purposes, at December 31, 2002 the Company had a net operating loss carryforward of approximately $4,000,000, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and expires at various dates through 2022. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.


NOTE D - STOCK OPTIONS AND WARRANTS

The Company has issued stock options to purchase common stock to directors, employees and consultants. Options are granted at no less than fair value at the date of grant. Generally, the options vest over no more than three years. Following is a summary of option transactions for the years ended December 31, 2002 and 2001:

                                                Weighted
                                                average
                                                exercise
                                               price per
                                    Shares       share
                                  -----------  ----------
Outstanding at December 31, 2000   1,298,600   $     3.41

Granted. . . . . . . . . . . . .   9,990,000   $     0.25
Exercised. . . . . . . . . . . .           -
Expired or cancelled . . . . . .    (610,250)  $     4.01
                                  -----------

Outstanding at December 31, 2001  10,678,350   $     0.51

Granted. . . . . . . . . . . . .     250,000   $     0.22
Exercised. . . . . . . . . . . .  (6,647,500)  $     0.20
Expired or cancelled . . . . . .    (325,000)  $     0.38
                                  -----------
Outstanding at December 31, 2002   3,955,850   $     0.93
                                  ===========

Exercisable at December 31, 2001   7,519,157   $     0.63
Exercisable at December 31, 2002   3,040,428   $     1.48

The following table summarizes other information regarding stock options at December 31, 2002:

                                 Weighted-average   Weighted-                Weighted-
                                     remaining       average                  average
Range of exercise   Outstanding  contractual life    exercise   Exercisable   exercise
prices                Shares        (in years)        price       Shares       price
------------------  -----------  ----------------  -----------  ----------  -----------
0.20 - $0.26         2,607,500          8.34       $     0.20    1,702,078  $     0.20
0.27 - $0.40           575,350          7.91       $     0.38      565,350  $     0.37
0.41 - $2.00           220,000          1.22       $     0.79      220,000  $     0.79
2.01 - $5.00           553,000          6.28       $     5.00      553,000  $     5.00
                    -----------                                 ----------
                     3,955,850                     $     0.93    3,040,428  $     1.48
                    ===========                                 ==========

The fair value of the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                               Year Ended December 31,
                                 2002      2001
                               -----------  ----------
Expected volatility . . . . .         147%        160%
Risk-free interest rates. . .        4.79%       4.75%
Dividend yield. . . . . . . .         0.0%        0.0%
Expected option lives . . . .      5 years    5 years

The following summarizes the activity of warrants to purchase common stock for the years ended December 31, 2002 and 2001.

                                               Weighted
                                                average
                                               exercise
                                    Shares       price
                                  -----------  ---------
Outstanding at December 31, 2000.  4,525,505   $    2.68

Terminated and cancelled. . . . . (2,005,000)  $    3.36

Exercised                           (168,904)  $    0.28
                                  -----------
Outstanding at December 31, 2001.  2,351,601   $    3.95

Terminated and cancelled. . . . .          -           -

Exercised . . . . . . . . . . . .          -           -
                                  -----------
Outstanding at December 31, 2002.  2,351,601   $    3.95
                                  ===========

All the outstanding warrants are exercisable at December 31, 2002 and 2001 and expire at varying times through September 2003.

NOTE E - INVESTMENT IN UNCONSOLIDATED AFFILIATES

PARAGO INVESTMENT

From January 1, 2001 through December 12, 2001, the Company accounted for its investment in Parago under the equity method of accounting. On December 12, 2001 Parago closed approximately $13.6 million of a $15 million Series E Preferred Stock issuance (the "Series E Financing"). The additional amount of approximately $1.4 million was closed in February 2002. The Company did not participate in the Series E Financing and as a result, the Company's ownership percentage in Parago was reduced to less than 1% of the capital stock outstanding. Following the Series E Financing the Company accounted for its investment in Parago under the cost method of accounting.

In May 2001, Parago obtained a term loan from a bank with a principal amount of $8.0 million. The funds from the term loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. As a condition to the extension of the term loan, the bank required a guarantee of Parago's obligations under the term loan from certain affiliates of Parago including the Company. The Company's share of the guarantee was $2,099,211. The Company was advanced $692,739 from two directors of the Company and signed a guaranty for the remaining $1,406,472. The same directors personally guaranteed the guaranty provided by the Company. The guarantee was recorded as an adjustment to equity in losses of $2,099,211 in the quarter ended June 30, 2001. Parago repaid the term loan with proceeds from the sale of shares of the Series E Financing and the Company's guarantee was released. Accordingly the adjustment to equity in losses of $2,099,211 was reversed in the fourth quarter of 2001. In addition, the Company paid the directors the money advanced and released their guaranty.

In consideration of certain of its directors' funding of the Company's participation in the Parago bridge loan, the Company has agreed to permit the directors to exchange up to 5,000,000 pre-reverse stock split Parago shares into up to 6,000,000 shares of the Company's common stock.

At December 31, 2002 and 2001 after consideration of the effect to a 1 for 1000 reverse stock split in 2001, the Company held 21,240 shares of common stock of Parago and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock). In addition, after consideration of the effect of the 1 for 1000 reverse stock split, the Company holds warrants to purchase 28.8749 shares of Series A-3 Preferred Stock, convertible into 2,887.49 shares of Parago common stock, issued in connection with the guarantee participation. The warrants expire on the earlier of the filing of a registration statement for an initial public offering or after January 9, 2004.

The Company has also agreed to convert shares of Parago common stock issued in connection with a 1999 acquisition by Parago into up to 500,000 of the Company's common shares at the option of the acquired entity's shareholders. In May 2002, 139,806 shares of the Company's common stock were exchanged for 1,200 shares of Parago common stock. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, the Company may be required at the option of such stockholders to issue up to 414,000 shares of the Company's common stock and in May 2002, 16,000 shares of the Company's common stock were exchanged for 40 shares of Parago common stock. These two stock issuances totaling 155,806 shares were recorded as other expense at the fair value of the stock issued of $38,951.

RIVER LOGIC INVESTMENT

At December 31, 2002 the Company holds an investment in River Logic, a software company that develops and markets decision support tools. The Company's ownership percentage is approximately 8% of the outstanding shares and is accounted for using the cost method of accounting for investments in common stock. The original investment in River Logic came about through a series of equity and asset transactions with total value of approximately $3,064,000. The Company holds an ownership interest in River Logic of approximately 8% at December 31, 2002.

River Logic is an early stage software company, has a history of operating losses and requires additional funding to continue operations and to attain profitability. Since the initial investment in May 2000, River Logic has raised additional capital through the issuance of preferred stock and other equity securities. The Company periodically evaluates the carrying value of its ownership interests in its investee companies taking into consideration, among other factors, the investee company's valuation following recent infusions of capital. The Company views the pricing of recent capital transactions with unrelated third parties as a measure of the fair value of the investment in River Logic.

A preferred stock financing in April 2001 reflected a valuation below the Company's carrying value River Logic. As a result, the Company determined that the carrying value of its investment had a fair value of approximately $2,700,000 and accordingly reduced the carrying value by $360,000 at December 31, 2001.

In June 2002 River Logic entered into an equity credit line financing arrangement at a valuation substantially below the carrying value of the investment in River Logic. In addition, the Company's potential return of any proceeds is subordinate to the investors in the equity credit line financing who first receive $3 million of any proceeds in a liquidity transaction. As a result of the lower valuation, general information technology industry conditions and lower operational performance by River Logic, the Company believes that the net realizable value of the investment has been permanently impaired, is now zero and accordingly, the Company wrote down its investment in River Logic to zero at December 31, 2002.

INVESTMENT IN ENCORE

At December 31, 2000 the Company held a $130,000, 10% bearing convertible note with a conversion price of $1 per share in an entity that was later sold to Encore. As part of a financial restructure transaction the Company agreed to restructure the note into an investment in Encore with a fair value of $32,000. During the year ended December 31, 2002 Encore went into liquidation and the assets of Encore were sold. The Company received liquidating proceeds of approximately $2,000 and wrote off the remaining $30,000 investment in Encore.

NOTE F - NOTES PAYABLE TO SHAREHOLDERS

On April 1, 2002, the Company entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003 to a shareholder. The note payable may be converted, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock. Interest expense of $51,300 representing the beneficial conversion feature associated with the principal outstanding at December 31, 2002 has been recorded during the year ended December 31, 2002 with an offset to paid-in-capital. Subsequent to December 31, 2002 the shareholder exercised the conversion feature. Since the issuance of all 2,700,000 would cause the number of shares outstanding to exceed the number of authorized shares of 60,000,000, the shareholder waived his right to these shares until such time as the shares become authorized.

In addition, the Company has recorded an 8% note payable due June 30, 2002 for $9,000 to a shareholder which is in default at December 31, 2002 and continues to bear interest at 8% per annum.

NOTE G - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 an entity related to an employee of the Company advanced $239,000 to the Company and the Company repaid $190,000 of the advances. At December 30, 2002 the Company had an 8% note payable due June 30, 2002 for the remaining $49,000 outstanding and is currently in default on this note.

Pursuant to the terms of the transition services agreement with Citadel, the Company has agreed to pay Citadel a monthly fee of $20,000 per month for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. During the year ended December 31, 2002 the Company recorded $240,000 of expense related to this agreement. Prior to the Distribution Date $90,000 was allocated to the Company from Citadel for these services as part of the allocation procedures used to carve out the Citadel results of operations from the combined operations of both companies. Following the Distribution Date the Company has been invoiced by

Citadel for these services and has a liability recorded for $150,000 for amounts payable to Citadel at December 31, 2002.

At December 31, 2002 and 2001 the Company holds a $250,000, 8% note payable to a former director that was due April 30, 2002 and is currently in default. Additionally, in May 2002 the former director exercised stock options for 2,250,000 shares of the Company's common stock with an aggregate exercise price of $450,000 and entered into a note receivable secured by the shares and recorded stock compensation expense of $450,000 to fully reserve this receivable as the ultimate collection of the receivable is doubtful.

At December 31, 2001 the Company had a liability recorded of approximately $290,000 for cash advances received from its CEO. During the year ended December 31, 2002 the Company received $267,500 of additional advances from the CEO, repaid $322,500 of the total advances and offset approximately $9,500 of the CEO's business expenses against the net amount due the CEO. The remaining amount due the CEO of approximately $226,000 was converted into a 5% note payable due July 1, 2002, is currently in default and accruing interest at 18%. In addition, stock options for 3,000,000 shares of the Company's common stock were exercised for an aggregate exercise price of $600,000 in exchange for a note receivable. The principal balance of $600,000 note receivable was reserved and recorded as stock compensation expense as the ultimate collection of the note receivable is doubtful.

On January 1, 2001 CT Holdings had recorded a $1.2 million note receivable from its CEO recorded on its balance sheet. This note was issued in October 2000 by CT Holdings with approval from its board of directors. The note receivable was due October 2001, bore interest at 5% per year and was repaid in full prior to its maturity by cash payments of approximately $700,000 and by the offset of approximately $506,000 in accrued salary and bonus due to him in 2001 pursuant to his employment agreement.

In June 2001, the CEO loaned CT Holdings approximately $855,000 in connection with CT Holdings' participation in a bridge loan transaction for Parago. The Company's CEO is also a director of Parago, and through several transactions advanced approximately $4 million of his personal assets to Parago for working capital needs all of which was repaid to him in payments in January and April 2001.

In addition to the options exercised by the CEO for 3,000,000 shares of common stock in exchange for a note and the options exercised by a former director for 2,250,000 share of common stock in exchange for a note, options for 1,250,000 shares of common stock were exercised in May 2002 for notes from officers, key employees and consultants to the Company. The aggregate amount of the notes for $1,312,500 was written off as stock compensation expense. Options for 147,500 shares of common stock were exercised by an officer and key employees of the Company for which the aggregate exercise price of $34,500 was forgiven and recorded as stock compensation expense.

During years ended December 31, 2002 and 2001 the Company incurred $134,000 and $60,000, respectively, of legal fees to an attorney who is a former employee and a relative of the Company's CEO. Part of these fees were settled through the issuance of 250,000 shares of common a stock with a fair value at the time of issuance of $62,500 and the remainder is an outstanding liability at December 31, 2002.

Another shareholder received 250,000 shares of the Company's common stock for consulting with the Company in the first quarter of 2002. These services were valued at $62,500. In addition, the Company incurred fees of $36,250 related to services performed by a consultant in the first quarter of 2002 prior to becoming employed as the Company's Chief Financial Officer. Of this amount $11,250 was settled through the issuance of 25,000 shares of common stock of the Company and the remainder of $25,000 in cash of which $15,000 remains outstanding at December 31, 2002.

In connection with an acquisition by Parago in 1999 the Company agreed to exchange up to 500,000 shares of the Company's common stock for shares of Parago common stock at the option of the stockholders of the entity acquired by Parago. In May 2002 the Company exchanged 139,806 shares of the Company's common stock for 1,240 shares of common stock of Parago subject to this conversion feature. The fair value of the stock issued of approximately $34,951 was recorded as other expense with the offset to common stock and additional paid in capital.

Pursuant to subscription agreements between Parago and some of its stockholders, the Company may be required at the option of such stockholders, to issue up to 414,000 shares of the Company's common stock. In May 2002 one such stockholder was issued 16,000 restricted shares of common stock of the Company. The fair value of the stock issued of approximately $4,000 was recorded as other expense with the offset to common stock and additional paid in capital.

In June 2001, two directors funded and guaranteed CT Holdings' participation in the Parago bridge loan. In consideration for this funding and guarantees, CT Holdings has agreed to permit the directors to exchange up to 5,000,000 pre reverse stock split Parago shares into up to 6,000,000 shares of CT Holdings' common stock.

Until March 31, 2002 the Company subleased a portion of its headquarters' office space to Parago and remained fully obligated on such lease. Approximately, $90,000 and $360,000 in the years ended December 31, 2002 and 2001, respectively was paid directly by Parago to the Company's lessor based upon square footage utilized by Parago. During the year ended December 31, 2001 the Company paid Parago $54,729 for services it provided to the Company.

NOTE H - COMMITMENTS AND CONTINGENCIES

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. Given these events, including the dismissal of the lawsuit and the failure of the plaintiffs to refile a lawsuit for more than one year after the date of the dismissal, the Company, in the year ended December 31, 2001, reversed the $1,912,500 nonrecurring charge that the Company had previously recorded related to the settlement of the lawsuit.

In October 2001, Roan-Meyers Associates (formerly Janssen Meyers Associates L.P.) filed suit in the Supreme Court of the State of New York, County of New York against CT Holdings, Inc. to enforce a settlement term sheet arising out of a prior lawsuit alleging breach of a Placement Agency Agreement. This case is styled Roan Meyers Associates v. CT Holdings, Inc. In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against CT Holdings arising out of an alleged 1995 contract with CT Holdings' predecessor. The suit alleged that this predecessor breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and the predecessor. As its damages, JMA claimed that it was entitled to, among other things, the cash value of warrants to purchase 1.8 million shares of CT Holdings common stock at an exercise price of $0.89 per share, valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. CT Holdings vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. CT Holdings removed the case to federal court in the Southern District of New York. Following mediation in July 2000, CT Holdings and JMA entered into a settlement term sheet to attempt to resolve the disputes between it and JMA, pursuant to which CT Holdings and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. CT Holdings and JMA were unable to negotiate the final definitive settlement agreement and, as a result, the matter was not settled. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the proposed settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and CT Holdings filed a motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings intends to vigorously defend against this lawsuit and has filed a counterclaim to, among other things, recover excess amounts charged by JMA in connection with related bridge loans. Trial has not been set on this matter and the parties are conducting discovery through September 2003.

In June 2000, CT Holdings was served with a lawsuit filed in the 157th State District Court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, breach of fiduciary duty, tortious interference, violation of the Texas Deceptive Trade Practices Act and negligence. The case was styled Michael and Patricia Ferguson v. CT Holdings, Inc. Specifically, the Fergusons claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. In July, 2002, the plaintiffs were awarded damages of $575,510, pre-judgment interest of $86,748, attorneys' fees of $103,818, post-judgment interest at 10% per year, and costs. The Company has a liability of $785,000 recorded at December 31, 2002 for this judgment.

CT Holdings appealed the judgment in a case styled CT Holdings Inc. v. Michael and Patricia Ferguson in the Fourteenth Court of Appeals in Houston, Texas. In January 2003, the plaintiffs filed a motion to have the District Court appoint a receiver to sell assets to satisfy the judgment. In April 2003 the parties settled the lawsuit for $225,000 in cash, which was obtained from Citadel as a demand note payable bearing interest at 12% per year.

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement ("the Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion and abated the lawsuit pending arbitration. The arbitration was held in 2002, and in January 2003, the arbitrator entered a judgment of $71,655 against CT Holdings in favor of Tech Data, together with pre-judgment interest at the applicable rate under Florida law for the period from January 2, 2000 to January 10, 2003, attorneys' fees of $3,500, and interest on these amounts in the amount of 10% per year from February 10, 2003 until the amounts are paid. In March 2003, Tech Data filed a motion to revive the abated lawsuit for purposes of entering the arbitration award as a judgment in the case and judgment was entered. As part of the Distribution, Citadel assumed responsibility for this lawsuit; and has recorded a liability of approximately $101,000, although there can be no assurance that CT Holdings will be released from the lawsuit.

In October 2002, S&S Public Relations Inc. filed a lawsuit against CT Holdings and Steven B. Solomon, its CEO, alleging breach of contract and fraud, and seeking damages in the amount of at least $25,215, along with exemplary damages, attorneys' fees, court costs, and pre- and post-judgment interest. CT Holdings intends to vigorously defend the case. The parties are currently conducting discovery. The case is styled S&S Public Relations Inc. v. CT Holdings and Steven B. Solomon, and was filed in the County Court at Law No. 4, Dallas County, Texas. The Company cannot reasonably estimate the ultimate liability, if any, and therefore no liability has been recorded in association with this lawsuit.

In August 2002, PriceWaterhouseCoopers, LLP filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003, and CT Holdings is preparing for the mediation and conducting discovery. CT Holdings intends to vigorously defend the case. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. The Company cannot reasonably estimate the ultimate liability, if any, and therefore no liability has been recorded in association with this lawsuit.

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