Form 10QSB
period 2003-03-31
CT HOLDINGS INC
filed 2003-05-15
CIK 752789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For The Quarterly Period Ended March 31, 2003

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

        Class                              Outstanding at May 12, 2003
Common Stock, Par value $.01 per share                57,545,928


         Transitional Small Business Disclosure Format Yes [ ]   No [X]

                                CT HOLDINGS, INC.
                                  FORM 10-QSB
                      Quarterly Period Ended March 31, 2003

                                Table of Contents





                                                                Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of
   March 31, 2003 (unaudited) and December 31, 2002                3

Unaudited Statements of Operations for the three months
   ended March 31, 2003 and 2002                                   4

Unaudited Statements of Cash Flows for the three months
   ended March 31, 2003 and 2002                                   5

Notes to Unaudited Interim Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       15

Item 3. Controls and Procedures                                   29


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                        30

Item 2.  Changes in Securities and Use of Proceeds                31

Item 3.  Defaults Upon Senior Securities                          31

Item 6.  Exhibits and Reports on Form 8-K                         31

Signatures                                                        32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   CT HOLDINGS, INC.
                                    BALANCE SHEETS


                                                       March 31,
                                                         2003         DECEMBER 31,
                                                      (unaudited)        2002
                                                     --------------  --------------
                        ASSETS
                        ------

TOTAL ASSETS                                         $           -   $          -
                                                     ==============  =============

     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
     ----------------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses              $   1,409,173   $  1,344,051
  Payable to Citadel                                       210,000        150,000
  Advances and notes payable to related parties            524,796        524,796
  Notes payable to shareholders                              9,000        609,000
  Accrual for legal settlement                             785,000        785,000
                                                     --------------  -------------
 Total current liabilities                               2,937,969      3,412,847

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; no shares issued
   at March 31, 2003 and December 31, 2002
  Common stock, $.01 par value per share;
   60,000,000 shares authorized;
   57,545,928 shares issued and outstanding at
   March 31, 2003 and December 31, 2002                    575,460         575,460
  Common stock pending issuance                            600,000               -
  Additional paid-in capital                            56,950,601      56,950,601
  Accumulated deficit                                  (61,064,030)    (60,938,908)
                                                      -------------  --------------
  Total stockholders' deficit                           (2,937,969)     (3,412,847)
                                                     --------------  --------------
                                                     $           -   $           -
                                                     ==============  ==============

The accompanying notes are an integral part of these financial statements.


                                CT HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     2003            2002
                                                 -------------  -------------
Revenue                                          $          -   $          -

General and administrative expense                    100,641        454,070
Interest expense                                       24,481         37,932
                                                 -------------  -------------
Loss from continuing operations                      (125,122)      (492,002)
Costs incurred in connection with
  spin-off of subsidiary                                    -       (158,717)
Loss from discontinued operations                           -       (569,582)
                                                 -------------  -------------
Net loss                                         $   (125,122)  $ (1,220,301)
                                                 =============  =============

Net loss per share - basic and diluted
  Continuing operations                          $          -   $      (0.01)
  Discontinued operations                                   -          (0.01)
                                                 -------------  -------------
                                                 $          -   $      (0.02)
                                                 =============  =============

Weighted average shares outstanding -
  basic and diluted                                57,545,928     49,834,747
                                                 =============  =============

The accompanying notes are an integral part of these financial statements.

                                 CT HOLDINGS, INC.
                             STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                                                      Three Months Ended
                                                                            March 31,
                                                                       2002          2001
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $  (125,122)  $(1,220,301)
  Less net loss from discontinued operations                                -        569,582
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Beneficial conversion feature of convertible debt
       recognized as interest expense                                       -         25,650
     Common stock and options issued in lieu of
       cash for services                                                    -          4,148
  Changes in operating assets and liabilities
     Accounts payable and accrued expenses                              65,122       331,666
     Payable to Citadel                                                 60,000            -
                                                                   -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                                       -       (289,255)

NET CASH FROM INVESTING ACTIVITIES                                          -             -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to shareholders                               -        320,000
  Proceeds from advances and notes payable
    to related parties                                                      -        405,000
  Payments on advances and notes payable
    to related parties                                                      -       (364,934)
                                                                   -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   -        360,066

Net cash provided by continuing operations                                  -         70,811
Net cash used by discontinued operations                                    -        (70,811)
                                                                   ------------  -----------
Net change in cash                                                          -             -
Cash and cash equivalents at the beginning of the period                    -             -
                                                                   ------------  -----------
Cash and cash equivalents at the end of the period                 $        -    $        -
                                                                   ============  ===========

Non cash financing and investment items
   Conversion of note payable to shareholder
     into pending issuance of common stock                         $   600,000   $        -
                                                                   ============  ===========

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of CT Holdings. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2002 and 2001, included in CT Holdings' Form 10-KSB for the fiscal year ended December 31, 2002 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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

At March 31, 2003 the Company held an investment in Parago Inc. ("Parago"), however there was no carrying value recorded for the investment in Parago on the balance sheets at March 31, 2003 and December 31, 2002. Parago was formed in 1999 as an application service provider ("ASP") and Internet based business process outsourcer that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, and customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines.

Prior to December 2001, the investment in Parago had been accounted for under the equity method of accounting. The carrying value of the investment in Parago was reduced to zero due to the recognition of the proportionate share of equity in Parago's losses under the equity method of accounting. In December 2001 Parago entered into an equity financing arrangement for which the Company declined to participate and as a result the Company's ownership percentage fell to less than 1%. Since December 2001 the investment has been accounted using the cost method of accounting.

At March 31, 2003 the Company holds an investment in River Logic, Inc. ("River Logic") which also has no carrying value recorded on the balance sheets at March 31, 2003 and December 31, 2002. In May 2000, CT Holdings acquired a minority interest in River Logic which develops decision-support applications for corporations across many industries. Using COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. The Company accounted for its investment in River Logic using the cost method. Due to the economic conditions affecting information technology spending in 2002 and River Logic's results of operations in 2002 the Company wrote down the carrying value of the investment in River Logic to zero during the year ended December 31, 2002.

CITADEL DISTRIBUTION

On May 17, 2002 CT Holdings completed the spin-off of Citadel Security Software Inc. through the declaration of a pro rata dividend distribution to CT Holdings shareholders (the "Distribution"). The Distribution consisted of one (1) share of Citadel common stock for every four (4) shares of CT Holdings (the Distribution Ratio) held by CT Holdings shareholders as of a May 6, 2002, the Record Date. Following the Distribution on May 17, 2002, Citadel became an independent company and CT Holdings retained no ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes. The results of operations and the cash flows for the three months ended March 31, 2002 of Citadel are presented as discontinued operations.

On the Distribution Date, CT Holdings and Citadel entered into a series of agreements including a distribution agreement, a transition services agreement, an indemnity agreement and a tax disaffiliation agreement which provides for, among other things, the principal corporate transactions required to effect the Distribution, to provide for an orderly transition to the status of two independent companies and to define the continuing relationship between Citadel and CT Holdings after the Distribution.

LIQUIDITY

The Company received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and a significant working capital deficiency. The Company has incurred recurring operating losses and has a significant working capital and stockholders' deficiency at March 31, 2003. The Company had no cash balance or current assets at March 31, 2003 and current liabilities total approximately $2.9 million. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties although there can be no assurance that such funds will be available. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. However current economic conditions and limited investment opportunities have limited the Company's ability to raise funds. During the three months ended March 31, 2003 there were no funds from operations or investing and financing activities. During the three months ended March 31, 2002, related parties provided substantially all of the Company's financing. Future cash may come from the realization of the value of our investments in Parago and River Logic however there can be no assurance that any value will ever be realized from these investments.

The Company's strategy of continuing to support and expand its business development activities requires the Company to obtain additional capital. The implementation of this element of the Company's strategy will not generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company has no plans at March 31, 2003 to raise additional capital to invest in new business opportunities. The Company estimates it will need to raise $1.5 million to $3.4 million to settle liabilities and support its incubator and business development activities for the next twelve months. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

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

BASIS OF PRESENTATION

The accompanying financial statements of CT Holdings have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, all material intercompany transactions, if any, with its unconsolidated affiliates have been eliminated pursuant to the applicable accounting principles for consolidation and the equity method of accounting. Where appropriate, prior year amounts have been reclassified to conform to the current period presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price.

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

If the Company had recognized compensation expense, in accordance with SFAS Nos. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three months ended March 31, 2003 and 2002, the pro forma effect on net loss and net loss per share would have been as follows:

                                                        March 31,
                                                   2003          2002
                                               ------------  ------------
Net loss attributable
   to common stockholders
   as reported                                 $  (125,122)  $(1,220,301)

Add: Stock-based employee
   compensation expense included
   in reported net loss                                  -             -

Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method                                          -        (1,389)
                                               ------------  ------------
Pro forma net loss                             $  (125,122)  $(1,221,690)
                                               ============  ============

Net loss per common share - basic and diluted
   As reported
    Continuing operations                      $         -   $     (0.01)
    Discontinued operations                              -         (0.01)
                                               ------------  ------------
                                               $             $     (0.02)
                                               ============  ============
   Pro forma
    Continuing operations                      $         -   $     (0.01)
    Discontinued operations                              -         (0.01)
                                               ------------  ------------
                                               $         -   $     (0.02)
                                               ============  ============

NET LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options and warrants. Total stock options and warrants to purchase 6,307,451 and 13,279,951 shares of common stock at March 31, 2003 and 2002, respectively, have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive.

NOTE  B  -  DISCONTINUED  OPERATIONS

On May 17, 2002 CT Holdings completed the spin-off of Citadel through the declaration of a pro rata dividend distribution to CT Holdings shareholders Citadel. The unaudited results of operations for Citadel for the quarter ended March 31, 2002 are presented as discontinued operations and are as follows:

                                                        Three Months ended
                                                          March 31, 2002
                                                        ------------------
          Revenue                                       $          89,276

          Costs of revenue                                          2,092
                                                                    5,000
                                                        ------------------
          Total costs of revenue                                    7,092
          Selling, general and administrative expenses            594,162
          Research and development expenses                        40,675
                                                                   16,929
                                                        ------------------
                                                                  651,766
                                                        ------------------
          Operating loss                                         (569,582)
          Provision for income taxes                                    -
                                                        ------------------
          Net loss                                      $        (569,582)
                                                        ==================


NOTE  C  -  ADVANCES  AND  NOTES  TO  RELATED  PARTIES

At March 31, 2003 and December 31, 2002 the Company held a $250,000, 8% note payable to a former director that was due April 30, 2002 and is currently in default and bearing interest at 18% per annum. Accrued interest payable of $57,562 related to this note is included in accounts payable and accrued expenses at March 31, 2003.

During the quarter ended March 31, 2002 the Company received cash advances of $206,000 from its CEO to fund operations, repaid approximately $215,000 of those and prior advances to its CEO and had an outstanding balance due the CEO of approximately $281,000 at March 31, 2002. In May 2002 all outstanding advances owed the Company's CEO were converted into a 5% note payable of $225,796 due July 1, 2002. At March 31, 2003 and December 31, 2002 this note payable is in default and bearing interest at 18% per annum. Accrued interest payable of $32,935 related to this note is included in accounts payable and accrued expenses at March 31, 2003.

During the three months ended year ended March 31, 2002 an entity related to an employee of the Company advanced $199,000 to the Company and the Company repaid $150,000 of the advances with the remaining amount converted into an 8% note payable due June 30, 2002. At March 31, 2003 and December 31, 2002 the Company is in default on this note and accruing interest at 18% per annum. Accrued interest payable of $7,848 related to this note is included in accounts payable and accrued expenses at March 31, 2003.

NOTE D - NOTES PAYABLE TO SHAREHOLDERS

During the quarter ended March 31, 2002 a shareholder advanced the Company $300,000. The same shareholder advanced the Company an additional $300,000 on April 1, 2002 and the Company entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003. The note payable was convertible, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock and a below market conversion price. Interest expense of $25,650 representing the beneficial conversion feature associated with the principal outstanding at March 31, 2002 was recorded with an offset to paid-in-capital during the first quarter of 2002. During the quarter ended March 31, 2003 the shareholder exercised the conversion feature of the note and because the issuance of all 2,700,000 shares would cause the number of shares outstanding to exceed the number of authorized shares of 60,000,000, the shareholder waived his right to receive these shares until such time as the shares become authorized. As a result of this obligation to issues these shares the Company recorded this conversion as a separate item in stockholders' deficit, in the accompanying balance sheet, labeled common shares pending issuance.

During the three months ended March 31, 2002 the Company received advances of $20,000 from a shareholder which were later converted into an 8% note payable due June 30, 2002. At March 31, 2003 and December 31, 2002, a principal balance of $9,000 remains outstanding, is in default and continues to bear interest at 8% per annum. Accrued interest payable of $1,516 related to this note is included in accounts payable and accrued expenses.

NOTE E - RELATED PARTY TRANSACTIONS

Pursuant to the terms of the transition services agreement with Citadel, effective January 2002 the Company agreed to pay Citadel a monthly fee of $20,000 per month for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. In each of the quarters ended March 31, 2003 and 2002 the Company recorded $60,000 for these services. At March 31, 2003 the Company has an outstanding balance of $210,000 payable to Citadel for these services.

In April 2003 the Company settled a lawsuit for $225,000 payable in cash. Citadel loaned the Company $225,000 which is represented by a demand note payable bearing interest at 12% per year.

During the quarters ended March 31, 2003 and 2002 the Company incurred $2,675 and $107,775 of expenses, respectively, for legal services performed by an attorney who is a former employee of the Company and a relative of the CEO. At March 31, 2003 and December 31, 2002 the Company has a liability recorded of $77,396 and $74,721, respectively, for fees payable to this attorney. Consulting services valued at $62,500 were received from a shareholder during the first quarter of 2002. The Company incurred fees of $36,250 related to services performed by a consultant in the first quarter of 2002 prior to the consultant becoming employed as Chief Financial Officer.

NOTE F - COMMITMENTS AND CONTINGENCIES

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

In June 2000, CT Holdings was served with a lawsuit filed in the 157th State District Court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, breach of fiduciary duty, tortious interference, violation of the Texas Deceptive Trade Practices Act and negligence. The case was styled Michael and Patricia Ferguson v. CT Holdings, Inc. Specifically, the Fergusons claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. In July, 2002, the plaintiffs were awarded damages of $575,510, pre-judgment interest of $86,748, attorneys' fees of $103,818, post-judgment interest at 10% per year, and costs. The Company has a liability of $785,000 recorded at March 31, 2003 and December 31, 2002 for this judgment.

CT Holdings appealed the judgment in a case styled CT Holdings Inc. v. Michael and Patricia Ferguson in the Fourteenth Court of Appeals in Houston, Texas. In January 2003, the plaintiffs filed a motion to have the District Court appoint a receiver to sell assets to satisfy the judgment. In April 2003 the parties settled the lawsuit for $225,000 payable in cash, all of which was advanced from Citadel to the Company and is represented by a demand note payable bearing interest at 12% per year.

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

                                  GENERAL RISKS

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

The Company received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. We have incurred recurring operating losses and have a significant working capital deficiency at March 31, 2003 of approximately $2.9 million and a stockholders'
deficit of approximately $2.9 million.    There was no cash balance or assets at
March 31, 2003 or December 31, 2002 and during the quarter ended March 31, 2003 there was no cash from operating, investing or financing activities. Immediate funding needs of the business are expected to be provided by financings through advances, short-term notes payable and additional investments from related parties although there can be no assurance that such financing will be available or on terms favorable to the Company.

We have been and continue to be dependent upon outside financing to perform our business development activities, make investments in new technology companies and to fund operations. Future cash may come from the realization of the value of our investments in Parago and River Logic, although there can be no assurance that any value will ever be realized from these investments.

Our strategy to support and expand business development activities will not generate positive cash flow in the foreseeable future. The complete implementation of this element of our strategy requires us to obtain additional capital. Achieving positive cash flow is highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. We estimate that we will need to raise up to $3.4 million to settle liabilities and support our incubator and business development activities through the next twelve months. Historically, we have obtained short-term bridge funding from our Chief Executive Officer and Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that we would be willing to accept.

We have made investments in entities that we believe may provide liquidity to the Company in the long term. We believe that our investments in Parago and River Logic have been successful, however as expected in early stage companies, neither Parago nor River Logic have been profitable and have experienced cash flow deficiencies as they implement their respective business plans. The current economic and geopolitical conditions are inhibiting the availability of investment capital in early stage companies. We did not participate in the additional capital infusions made in 2001 and 2002 and as a result, our ownership percentage has been diluted. Our ownership percentage in Parago is less than 1% and approximately 8% in River Logic and the carrying values of both investments have been written down to zero.

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

In May 2002, we were successful in spinning off Citadel into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At March 31, 2003 the Company held investments in two companies, Parago and River Logic. However the investments have no carrying value on the balance sheet of the Company at March 31, 2003 and December 31, 2002 due to general economic and information technology market conditions, as well as historical performance of the investee companies. During 2002 we looked at businesses and technologies in which to invest but economic and market conditions along with a general decline in the availability of capital prevented us from making any additional investments and there can be no assurance that these factors will improve so that the Company can continue to execute its business plan.

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

WE HAVE INVESTED IN EARLY STAGE VENTURES; AND THERE CAN BE NO ASSURANCE THAT OUR INVESTMENTS WILL PROVE TO BE FINANCIALLY ATTRACTIVE.

We have developed and invested in Parago and River Logic (our "investees" or "investee companies") and completed the spin-off transaction of Citadel in May 2002. Inasmuch as our investee companies are early stage ventures, it is difficult to judge their future prospects. Economic, governmental, industry and internal company factors outside of our control affect each of our investee companies.

CT HOLDINGS DOES NOT HAVE ACCESS TO THE CASH FLOW OR ASSETS OF CITADEL, AND HAS BEEN UNABLE TO OPERATE PROFITABLY FOLLOWING THE DISTRIBUTION

Historically, since prior to the Distribution the businesses that comprise each of Citadel and CT Holdings have been under one ultimate parent, they were able to rely, to some degree, on the earnings, assets and cash flow of each other for capital requirements. After the Distribution, CT Holdings has not been able to rely on the security software business for such requirements. Following the Distribution, CT Holdings continues to maintain its own credit and banking relationships and perform its own financial and investor relations functions. Because a significant number of key employees of CT Holdings have been employed by Citadel following the Distribution, there can be no assurance that CT Holdings will be able to successfully put in place the financial, administrative and managerial structure necessary to continue to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.


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

Although we have yet to make any investments in the investment securities of companies other than Citadel, Parago, and River Logic , such investments, if and when made, could fluctuate in value, which may cause the value of such securities to exceed 40% of our total assets. Unless an exclusion or safe harbor were available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be accomplished in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we may otherwise have preferred. These sales may be at depressed prices and we might never realize anticipated benefits from, and may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

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


WE ARE INVOLVED IN LEGAL PROCEEDINGS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

We are involved in legal proceedings as described in PART II Item 1. Legal Proceedings and from time to time, we may be subject to other legal proceedings, including but not limited to claims that we have infringed the intellectual property rights of others, product liability claims, or other claims incidental to our business. While we intend to defend such lawsuits, adverse decisions or settlements, and the costs of defending such suits, could have a material adverse effect on our business.


OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Due to the factors noted in this Report, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have experienced no revenue or earnings which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.


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

Our investees are early stage companies, and therefore each investee has only a limited operating history on which one can base an investment decision. You should consider their prospects in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development.

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



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited financial statements for the years ended December 31, 2002 and 2001 and the related notes in the Company's Form 10-KSB. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW

CT Holdings, Inc. provides management expertise and capital to early stage companies. At March 31, 2003 and December 31, 2002 we held investments in Parago and River Logic. We were incorporated in Delaware in 1992 and previously operated under the name Citadel Technology Inc. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy has led to the development, acquisition and operation of primarily technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

Recent geopolitical, economic and stock market conditions along with lack of available capital have limited our ability to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. These factors have also affected the businesses of our investee companies and as a result, the carrying values of our investments in Parago and River Logic have been written down to zero. We expect that if and when economic conditions improve that capital may be available to support additional investments in companies that fit into our strategy. Until such time the Company's business activities will be limited to reviewing investment opportunities, filing of compliance documents and defending the lawsuits disclosed in Part II, Item 1 - Legal Proceedings.

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

As a result of the Distribution, the financial statements and the results of operations of Citadel are presented as discontinued operations in CT Holdings' financial statements for the three months ended March 31, 2002. Summary financial information with respect to Citadel is provided below:

                                                      March 31,
                                                         2002
                                                    -------------
            Results  of  operations:
               Revenue                               $    89,276
               Net Loss                                 (569,582)

OVERVIEW OF PARAGO

In January 1999 we formed Parago, an application service provider and Internet based business process outsourcer that provides a suite of technology offerings (including PromoCenter, ClickChoice and KnowledgeCenter) designed to increase sales, reduce costs, and retain customers for retailers, manufacturers and service organizations. Parago's continuous customer interaction services include online promotional management (including online rebate processing), proactive email, online surveys, and customer data analysis and reporting.

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

Since the Company's initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. Similar to the investments in Parago, the Company recognized that this investment would be initially illiquid. However during the year ended December 31, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. We considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on these considerations we determined that the fair market value of the Company's investment in River Logic had been impaired and that our investment in River Logic may never be realized. Accordingly we wrote down the carrying value of our investment in River Logic to zero during the year ended December 31, 2002. Our investment in River Logic is accounted for using the cost method of accounting for investments in common stock therefore no proportionate share of equity in income or loss is recorded.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our investments in our investee companies and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At March 31, 2003 and December 31, 2002, we had no investee company qualified for this accounting method.

EQUITY METHOD: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations. At March 31, 2003 and December 31, 2002, we had no investee company qualified for this accounting method.

COST METHOD: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations. Our investments in Parago and River Logic were accounted for using this method of accounting at March 31, 2003 and December 31, 2002.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH
THE THREE MONTHS ENDED MARCH 31, 2002

Our continuing operations consist of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies in which we might invest. We do not generate any direct revenue and because our investee companies are not consolidated, we do not report revenue from investee businesses. Due to the spin-off of Citadel on May 17, 2002 the results of operations of Citadel are presented as discontinued operations in all periods presented prior to the distribution date. Citadel's loss from operations from January 1, 2002 through May 17, 2002 are presented as loss from discontinued operations in the statements of operations.

Loss from continuing operations for the three months ended March 31, 2003 and 2002 includes legal and professional fees as well as administrative costs and the costs of shared personnel and office costs allocated from Citadel. Loss from continuing operations for the three months ended March 31, 2002 consists of the costs and expenses of maintaining an office and legal and administrative expenses. For the periods prior to the distribution date costs and expenses related to the Citadel business have been allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel utilizing such factors as revenues, number of employees, and other relevant factors.

GENERAL AND ADMINISTRATIVE EXPENSES

We had general and administrative expenses for the three months ended March 31, 2003 and 2002 of $100,641 and $454,070, respectively, a decrease of $353,429 or
78%. The decrease in general and administrative expense is primarily a result of the decrease in consulting fees, legal expenses, accounting fees and other professional fees due to the decrease in business development activities in the first quarter of 2003 versus the first quarter of 2002.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2003 and 2002 was $24,481 and $37,932, respectively. Interest expense for the three months ended March 31, 2002 includes a charge of $25,650 related to the beneficial conversion feature of $300,000 of convertible debt issued in the first quarter of 2002. Interest expense before the charge for the beneficial conversion feature was $12,282 during the three months ended March 31, 2002 and compares to $24,481 incurred in the three months ended March 31, 2003. The increase in interest expense is due to higher average balances of interest bearing debt outstanding during the three months ended March 31, 2003 versus the three month period ended March 31, 2002.

NET LOSS

For the three months ended March 31, 2003 we reported a loss from continuing operations of $125,122 versus $492,002 for the three months ended March 31, 2002. As a result of the Distribution, the results of operation of Citadel for the three months ended March 31, 2002 were shown as discontinued operations. The loss from discontinued operations related to Citadel for the three months ended March 31, 2002 was $569,582. In addition to the loss from discontinued operations, we recorded transaction costs directly related to the spin-off transaction, primarily, legal and accounting fees, of $158,717 for the three months ended March 31, 2002. No transaction costs were recorded during the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. We have incurred recurring operating losses and have a significant working capital and stockholders' deficiency at March 31, 2003. We had no cash balance or current assets at March 31, 2003 and current liabilities total approximately $2.9 million. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties although there are no commitments to provide such financing. We have been and continue to be dependent upon outside financing to perform our business development activities, make investments in new technology companies and fund operations. However current economic conditions and limited investment opportunities have limited our ability to raise funds. During the three months ended March 31, 2003 there were no funds from operation or investing and financing activities. During the three months ended March 31, 2002, related parties provided substantially all of the Company's financing. Future cash may come from the realization of the value of our investments in Parago and River Logic however there can be no assurance that any value will ever be realized from these investments.

Our strategy of continuing to support and expand its business development activities requires the Company to obtain additional capital. The implementation of this element of our strategy will not generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at March 31, 2003 to raise additional capital to invest in new business opportunities and we estimate that we will need to raise $1.5 million to $3.4 million to settle liabilities and support our incubator and business development activities for the next twelve months. Historically, we have obtained short-term bridge funding from our Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that we would be willing to accept.

There can be no assurance that management's plans will be successful or what other actions may become necessary. There can be no assurance that the Company will ever achieve liquidity for its investments. Until we are able to create liquidity from an additional inflow of new capital or from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require external sources of working capital to fund its own operating expenses. Although we have been successful raising capital in the past, our inability to raise capital could have a material adverse effect on our business and operations that could be material to our results of operations.

CT Holdings has no cash at March 31, 2003 and no cash flows form operating activities during the three months ended March 31, 2003. There were no cash flows from investing activities in the three months ended March 31, 2003 or the three months ended March 31, 2002. Cash flows provided by financing activities were $360,066 for the three months ended March 31, 2002 and compares to no cash flows from financing activities in the three months ended March 31, 2003. The cash flows from financing activities of $360,066 for the three months ended March 31, 2002 primarily resulted from the proceeds of a notes from shareholders of $320,000, proceeds of notes and advances payable from related parties of $405,000 offset by payments on notes payable to related parties of $364,934. During the first quarter of 2003 the conversion feature of the convertible note was exercised into 2,700,000 shares of common stock of the Company. Since the number of shares to be issued exceeded the number of authorized shares available, the shareholder waived his right to the shares until they become available for issuance. The Company has a commitment to issue those shares when the appropriate number of shares become authorized and accordingly recorded this conversion as a separate item in stockholders' deficit, in the accompanying balance sheet, labeled common shares pending issuance.

As a result of the aforementioned factors, there were no net cash flows from continuing operations in the three months ended March 31, 2003. During the three months ended March 31, 2002 there were $70,811 of net cash flows provided by continuing operations and the net contribution by CT Holdings to Citadel was $70,811 for the same period. The net result in both periods was no cash balance to the Company.

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

In June 2000, CT Holdings was served with a lawsuit filed in the 157th State District Court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, breach of fiduciary duty, tortious interference, violation of the Texas Deceptive Trade Practices Act and negligence. The case was styled Michael and Patricia Ferguson v. CT Holdings, Inc. Specifically, the Fergusons claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. In July, 2002, the plaintiffs were awarded damages of $575,510, pre-judgment interest of $86,748, attorneys' fees of $103,818, post-judgment interest at 10% per year, and costs. CT Holdings appealed the judgment in a case styled CT Holdings Inc. v. Michael and Patricia Ferguson in the Fourteenth Court of Appeals in Houston, Texas. In January 2003, the plaintiffs filed a motion to have the District Court appoint a receiver to sell assets to satisfy the judgment. In April 2003 the parties settled the lawsuit for $225,000 payable in cash, all of which Citadel advanced to the Company and is represented by a demand note payable bearing interest at 12% per year.

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

ITEM 2 - CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

In February 2003 the holder of a $600,000 convertible note payable exercised the conversion feature of the note for 2,700,000 shares of the Company's common stock however the Company does not have enough authorized shares to issue to the noteholder. The noteholder has waived his right to receive the shares until such time as enough authorized shares become available.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

At March 31, 2003 the Company was in default on the following indebtedness:

     -    $250,000, 8% note payable due April 30, 2002 to a former director. The note is accruing interest at 18% per year and accrued interest at March 31, 2003 is $57,562.

     -    $225,796, 5% note payable due July 1, 2002 to the Company's CEO. The note is accruing interest at 18% per year and accrued interest at March 31, 2003 is $32,935

     - $49,000, 8% note payable due September 30, 2002 to an entity related to an employee of the Company. The note is accruing interest at 18% per year and accrued interest at March 31, 2003 is $7,848.

     - $9,000, an 8% note payable to a shareholder. The note continues to bear interest at 8% with accrued interest at March 31, 2003 of $1,516.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)  Current Reports on Form 8-K

On March 7, 2003 the Company filed a Current Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Registrant has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrants independent public accountants.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT HOLDINGS, INC.

(REGISTRANT)

Date: May 15, 2003                   By: /s/ STEVEN B. SOLOMON
                                     -------------------------------------------
                                     Steven B. Solomon,
                                     President and Chief Executive Officer
                                     (Duly Authorized Signatory and
                                     Principal Executive Officer)


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

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

Date: May 15, 2003

/s/  Steven B. Solomon
---------------------------
Steven B. Solomon, Chief Executive Officer
Principal Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

Date: May 15, 2003

/s/  Richard Connelly
---------------------------
Richard Connelly, Chief Financial Officer
Principal Financial Officer