Form 10QSB
period 2003-06-30
CT HOLDINGS INC
filed 2003-08-19
CIK 752789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-25 of the Exchange Act).   Yes  [ ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                            Outstanding at August 18, 2003

Common Stock, Par value $.01 per share                     57,595,928


Transitional  Small  Business  Disclosure  Format  Yes  [ ]   No  [X]

                                CT HOLDINGS, INC.
                                  FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2003
                                TABLE OF CONTENTS



                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheets
          as of June 30, 2003 (unaudited) and December 31, 2002                3

     Unaudited Statements of Operations
          for the three and six months ended June 30, 2003 and 2002            4

     Unaudited Statements of Cash Flows
          for the six  months ended June 30, 2003 and 2002                     5

     Notes to Unaudited Interim Financial Statements                           6

Item  2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               15

Item 3.   Controls and Procedures                                             29

PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings                                                29

Item 2.      Recent Sales of Unregistered Securities                          32

Item 3.      Defaults Upon Senior Securities                                  32

Item 6.      Exhibits and Reports on Form 8-K                                 33

Signatures                                                                    34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   CT HOLDINGS, INC.
                                    BALANCE SHEETS
                                                       JUNE 30,
                                                         2003         DECEMBER 31,
                                                      (unaudited)        2002
                                                     --------------  -------------
                        ASSETS
                        ------
TOTAL ASSETS                                         $           -   $          -
                                                     ==============  =============

     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
     ----------------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses              $   1,450,987   $  1,344,051
  Demand note payable to Citadel                           225,000             -
  Payable to Citadel                                       290,000        150,000
  Advances and notes payable to related parties            524,796        524,796
  Notes payable to shareholders                              9,000        609,000
  Accrual for legal settlement                                  -         785,000
                                                     --------------  -------------
 Total current liabilities                               2,499,783      3,412,847

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; no shares issued
   or outstanding
  Common stock, $.01 par value per share;
   60,000,000 shares authorized;
   57,595,928 and 57,545,928 shares issued
     and outstanding                                       575,960        575,460
  Common stock pending issuance                            600,000              -
  Additional paid-in capital                            56,962,601     56,950,601
  Accumulated deficit                                  (60,638,344)   (60,938,908)
                                                      -------------  -------------
  Total stockholders' deficit                           (2,499,783)    (3,412,847)
                                                     --------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $           -   $          -
                                                     ==============  =============

The accompanying notes are an integral part of these financial statements.

                                            CT HOLDINGS, INC.
                                   UNAUDITED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                                 2003            2002             2003           2002
                                             ------------  -------------      -----------    -----------
Revenue                                      $        -    $          -       $        -     $        -

General and administrative expense               113,408        321,858          214,049         775,928
Common stock issued as compensation                   -       1,347,000               -        1,347,000
Accrual for litigation                                -         766,000               -          766,000
Reversal of litigation accrual                  (560,000)            -          (560,000)             -
Writedown in investment of affiliate                  -       2,203,975               -        2,203,975
Interest expense                                  31,625         35,650           56,106          73,582
Other (income) expense                           (10,719)        29,951          (10,719)         29,951
                                             -----------   ------------       ----------   -------------
Income (loss) from continuing operations         425,686     (4,704,434)         300,564      (5,196,436)
Costs incurred in connection with
  spin off of subsidiary                              -         (26,714)              -         (185,431)
Loss from discontinued operations                     -        (373,357)              -         (942,939)
                                             -----------   ------------       ----------    ------------
Net income (loss)                            $   425,686   $ (5,104,505)      $  300,564    $ (6,324,806)
                                             ===========   ============       ==========    ============

Net income (loss) per share - basic and diluted
  Continuing operations                      $      0.01   $      (0.08)      $     0.01   $       (0.10)
  Discontinued operations                             -           (0.01)               -           (0.02)
                                             -----------   ------------       ----------   -------------
                                             $      0.01   $      (0.09)      $     0.01   $       (0.12)
                                             ===========   ============       ==========   =============

Weighted average shares outstanding
  - basic and diluted                         57,579,994     55,087,970       57,563,055      52,569,358
                                             ===========   ============       ==========   =============

The accompanying notes are an integral part of these financial statements.

                                  CT HOLDINGS, INC.
                         UNAUDITED STATEMENTS OF CASH FLOWS


                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                2003          2002
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $   300,564   $(6,324,806)
  Less net loss from discontinued operations                         -        942,939
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Common stock issued as compensation                             -      1,347,000
     Beneficial conversion feature of convertible debt
       recognized as interest expense                                -         51,300
     Writedown of investment in affiliate                            -      2,203,975
     Accrual for litigation                                          -        766,000
     Reversal of accrual for litigation                        (560,000)           -
     Common stock and options issued in lieu of
        cash for services                                            -          4,148
     Gain on settlement of liability in exchange for
        shares of common stock                                  (10,719)            -
     Other non cash expense                                          -         29,951
  Changes in operating assets and liabilities
     Accounts payable and accrued expenses                      130,155       530,559
     Payable to Citadel                                         140,000        30,000
     Accrual for legal settlement                              (225,000)           -
                                                            ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                          (225,000)     (418,934)

NET CASH FROM INVESTING ACTIVITIES                                   -             -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible note payable to shareholder              -        600,000
  Proceeds from advances and notes payable
    to related parties                                          225,000       526,500
  Payments on advances and notes payable
    to related parties                                               -       (532,434)
  Proceeds from sale of common stock                                 -         25,000
                                                            ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       225,000       619,066

Net cash provided by continuing operations                           -        200,132
Net cash used by discontinued operations                             -       (200,132)
                                                            ------------  ------------
Net change in cash                                                    -             -
Cash and cash equivalents at the beginning
  of the period                                                       -             -
                                                            ------------  ------------
Cash and cash equivalents at the end
  of the period                                             $         -   $         -
                                                            ============  ============

SUPPLEMENTAL CASH FLOW ITEMS
   Stock issued in settlement of accounts payable           $    23,219   $   163,125
                                                            ============  ============


The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of CT Holdings. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2002 and 2001, included in CT Holdings' Form 10-KSB for the fiscal year ended December 31, 2002 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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

At June 30, 2003 the Company held an investment in Parago Inc. ("Parago"), however there was no carrying value recorded for the investment in Parago on the balance sheets at June 30, 2003 and December 31, 2002. Parago was formed in 1999 as an application service provider ("ASP") and Internet based business process outsourcer that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, and customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines.

Prior to December 2001, the investment in Parago had been accounted for under the equity method of accounting. The carrying value of the investment in Parago was reduced to zero due to the recognition of the proportionate share of equity in Parago's losses under the equity method of accounting. In December 2001 Parago entered into an equity financing arrangement for which the Company declined to participate and as a result the Company's ownership percentage fell to less than 1%. Since December 2001 the investment has been accounted for using the cost method of accounting.

At June 30, 2003 the Company holds an investment in River Logic, Inc. ("River Logic") which also has no carrying value recorded on the balance sheets at June 30, 2003 and December 31, 2002. In May 2000, CT Holdings acquired a minority interest in River Logic which develops decision-support applications for corporations across many industries. Using COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. The Company accounted for its investment in River Logic using the cost method. Due to the economic conditions affecting information technology spending in 2002 and River Logic's results of operations in 2002 the Company wrote down the carrying value of the investment in River Logic to zero during the year ended December 31, 2002.

CITADEL DISTRIBUTION

On May 17, 2002 CT Holdings completed the spin-off of Citadel Security Software Inc. ("Citadel") through the declaration of a pro rata dividend distribution to CT Holdings shareholders (the "Distribution"). The Distribution consisted of one
(1) share of Citadel common stock for every four (4) shares of CT Holdings (the Distribution Ratio) held by CT Holdings shareholders as of a May 6, 2002, the Record Date. Following the Distribution on May 17, 2002, Citadel became an independent company and CT Holdings retained no ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes. The results of operations and the cash flows for the period from January 1, 2002 through May 17, 2002 of Citadel are presented as discontinued operations.

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

LIQUIDITY

The Company received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and a significant working capital deficiency. The Company has incurred recurring operating losses and has a significant working capital and stockholders' deficiency at June 30, 2003. The Company had no cash balance or current assets at June 30, 2003 and current liabilities total approximately $2.5 million. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties although there can be no assurance that such funds will be available. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. However current economic conditions and limited investment opportunities have limited the Company's ability to raise funds. During the six months ended June 30, 2003 there were $225,000 of funds used in operating activities to settle a litigation claim. Net cash provided from financing activities of $225,000 came from the proceeds of a 12% demand note receivable with Citadel. Future cash may come from the realization of the value of the investments in Parago and River Logic however there can be no assurance that any value will ever be realized from these investments.

The Company's strategy of continuing to support and expand its business development activities requires the Company to obtain additional capital. The implementation of this element of the Company's strategy will not generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company has no plans at June 30, 2003 to raise additional capital to invest in new business opportunities. The Company estimates it will need to raise up to $3.0 million to settle liabilities and support its incubator and business development activities for the next twelve months. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

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

If the Company had recognized compensation expense, in accordance with SFAS Nos. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three and six months ended June 30, 2003 and 2002, the pro forma effect on net loss and net loss per share would have been as follows:

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                                 2003            2002             2003           2002
                                             ------------  ------------       -----------  ------------
Net income (loss) attributable
   to common stockholders
   as reported                               $    425,686  $(5,104,505)       $   300,564  $(6,324,806)

Add: Stock-based employee
   compensation expense included
   in reported net loss                                 -            -                  -            -

Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method                                         -      (48,611)                 -      (50,000)
                                             ------------  ------------       -----------  ------------
Pro forma net loss                           $    414,967  $(5,153,116)       $   289,845  $(6,374,806)
                                             ============  ============       ===========  ============

Net earnings (loss) per common share - basic and diluted
   As reported
    Continuing operations                    $       0.01  $     (0.08)       $      0.01  $     (0.10)
    Discontinued operations                             -        (0.01)                 -        (0.02)
                                             ------------  ------------       -----------  ------------
                                             $       0.01  $     (0.09)       $      0.01  $     (0.12)
                                             ============  ============       ===========  ============
   Pro forma
    Continuing operations                    $       0.01  $     (0.08)       $      0.01  $     (0.10)
    Discontinued operations                             -        (0.01)                 -        (0.02)
                                             ------------  ------------       -----------  ------------
                                             $       0.01  $     (0.09)       $      0.01  $     (0.12)
                                             ============  ============       ===========  ============

NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing the net income by the weighted average number of shares common stock outstanding during the period. Total weighted average stock options outstanding of 3,955,850 and warrants outstanding of 2,351,601 for the three and six month periods ended June 30, 2003 have been excluded from the computation of diluted earnings per share because the exercise price of the options and warrants exceeds the market price of the underlying shares. Therefore basic and diluted earnings per shares are the same.

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options and warrants. Total weighted average stock options and warrants outstanding of 6,325,301 and 2,351,601, respectively, have been excluded from the computation of diluted loss per share for the three months ended June 30, 2002, as the effect would be anti-dilutive. Total weighted average stock options and warrants outstanding of 8,509,137 and 2,351,601, respectively, have been excluded from the computation of diluted loss per share for the six months ended June 30, 2002, as the effect would be anti-dilutive.

NOTE  B  -  DISCONTINUED OPERATIONS

On May 17, 2002 CT Holdings completed the spin-off of Citadel through the declaration of a pro rata dividend distribution to CT Holdings shareholders Citadel. The unaudited results of operations for Citadel for the period from January 1, 2002 through May 17, 2002 are presented as discontinued operations and are as follows:

                                                      Period
                                                  January 1, 2002
                                                      Through
                                                   May 17, 2002
                                                 -----------------
Revenue                                          $        130,519

Costs of revenue
    Shipping, supplies and other                            3,045
    Software amortization                                  17,511
                                                 -----------------
    Total costs of revenue                                 20,556

Operating expenses
    Selling, general and administrative expense           949,541
    Product development expense                            83,303
    Depreciation expense                                   20,058
                                                 -----------------
    Total operating expenses                            1,052,902
                                                 -----------------
    Operating loss                                       (942,939)
Provision for income taxes                                      -
                                                 -----------------
Net loss                                         $       (942,939)
                                                 =================

NOTE  C  -  ADVANCES AND NOTES TO RELATED PARTIES

At June 30, 2003 and December 31, 2002 the Company held a $250,000, 8% note payable to a former director that was due April 30, 2002, and is currently in default and bearing interest at 18% per annum. Accrued interest payable of $69,151 related to this note is included in accounts payable and accrued expenses at June 30, 2003.

At December 31, 2001, the Company had a liability of approximately $290,000 for cash advances received from its CEO. During the six months ended June 30, 2002 the Company received cash advances of $267,500 from its CEO to fund operations and repaid approximately $327,500 of those and prior advances to its CEO. In May 2002 all outstanding advances owed the Company's CEO of $225,796 were converted into a 5% note payable due July 1, 2002. At June 30, 2003 and December 31, 2002 this note payable was in default and bearing interest at 18% per annum. Accrued interest payable of $43,402 related to this note is included in accounts payable and accrued expenses at June 30, 2003.

During the six months ended June 30, 2002 an entity related to an employee of the Company advanced $199,000 to the Company and the Company repaid $150,000 of the advances with the remaining $49,000 converted into an 8% note payable due June 30, 2002. At June 30, 2003 and December 31, 2002 the Company was in default on this note and accruing interest at 18% per annum. Accrued interest payable of $10,120 related to this note is included in accounts payable and accrued expenses at June 30, 2003.

NOTE D - NOTES PAYABLE TO SHAREHOLDERS

During the six months ended June 30, 2002 a shareholder advanced the Company $600,000 and the Company entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003. The note payable was convertible, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock at a below market conversion price. Interest expense of $51,300 representing the beneficial conversion feature was recorded with an offset to paid-in-capital during the six months ended June 30, 2002. During the six months ended June 30, 2003 the shareholder exercised the conversion feature of the note and because the issuance of all 2,700,000 shares would cause the number of shares outstanding to exceed the number of authorized shares of 60,000,000, the shareholder waived his right to receive these shares until such time as the shares become authorized. As a result of this obligation to issue these shares the Company recorded this conversion as a separate item in stockholders' deficit, in the accompanying balance sheet, labeled common shares pending issuance.

During the six months ended June 30, 2002 the Company received advances of $20,000 from a shareholder which were later converted into an 8% note payable due June 30, 2002. At June 30, 2003 and December 31, 2002, a principal balance of $9,000 remains outstanding, was in default and continues to bear interest at 8% per annum. Accrued interest payable of $1,933 related to this note is included in accounts payable and accrued expenses at June 30, 2003.

NOTE E - RELATED PARTY TRANSACTIONS

Pursuant to the terms of the transition services agreement with Citadel, effective January 2002 the Company agreed to pay Citadel a monthly fee of $20,000 per month for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. At June 30, 2003 the Company has an outstanding balance of $290,000 payable to Citadel for $270,000 of these services plus other expenses of $20,000.

In April 2003 the Company settled a lawsuit for $225,000 payable in cash. Citadel loaned the Company $225,000 which is represented by a demand note payable bearing interest at 12% per year.

NOTE F - COMMITMENTS AND CONTINGENCIES

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

In June 2000, CT Holdings was served with a lawsuit filed in the 157th State District Court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, breach of fiduciary duty, tortious interference, violation of the Texas Deceptive Trade Practices Act and negligence. The case was styled Michael and Patricia Ferguson v. CT Holdings, Inc. Specifically, the Fergusons claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. In July, 2002, the plaintiffs were awarded damages of $575,510, pre-judgment interest of $86,748, attorneys' fees of $103,818, post-judgment interest at 10% per year, and costs at which time the Company recorded a liability of $785,000.

CT Holdings appealed the judgment in a case styled CT Holdings Inc. v. Michael and Patricia Ferguson in the Fourteenth Court of Appeals in Houston, Texas. In January 2003, the plaintiffs filed a motion to have the District Court appoint a receiver to sell assets to satisfy the judgment. In April 2003 the parties settled the lawsuit for $225,000 payable in cash, all of which was advanced from Citadel to the Company and is represented by a demand note payable bearing interest at 12% per year. Accordingly, the Company recognized a reversal of the accrued litigation liability of $560,000 in the Statements of Operations during the quarter ended June 30, 2003.

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

The case is styled S&S Public Relations Inc. v. CT Holdings and Steven B. Solomon, and was filed in the County Court at Law No. 4, Dallas County, Texas. In April 2003, the Company settled this lawsuit by issuing 50,000 shares of CT Holdings common stock and 12,500 shares of Citadel common stock.

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

In April 2003, Harte Hanks, Inc. filed a lawsuit styled "Harte Hanks, Inc. v. CT Holdings Inc. dba Citadel Computer" seeking payment of $12,513 for services performed. In July 2003, the plaintiffs filed a motion for receivership and alternatively to compel discovery in the lawsuit. A hearing on the matter has been set for September 5, 2003 in the County Court of Law No. 3 of Dallas County, Texas. As part of the Distribution, Citadel assumed responsibility for this liability, and has recorded a liability of approximately $12,500. CT Holdings believes that Citadel will ultimately settle this liability, although there can be no assurance that CT Holdings will be released from the lawsuit.

In June 2003, a vendor asserted claims against Citadel for liabilities properly due from CT Holdings. The Company anticipates that a lawsuit may be filed against CT Holdings related to liabilities for services provided to CT Holdings by the vendor during the six months ended June 30, 2002. The Company had a liability of approximately $50,000 recorded at June 30, 2002 and 2003 for the services performed by the vendor and will vigorously defend the claims.

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

NOTE G - CERTAIN TRANSACTIONS

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

At June 30, 2003 approximately $674,000 of operating liabilities were under negotiation for settlement with shares of the Company's common stock including all dividends and distributions. Approximately 1,000,000 shares of common stock, are reserved for issuance upon final settlement of these liabilities. During the quarter ended June 30, 2003 the Company settled a liability of $23,219 by issuing 50,000 shares of CT Holdings common stock. In addition, 12,500 shares of Citadel common stock were issued by Citadel. The fair value of the shares issued was approximately $12,500 resulting in a gain of $10,719 on the settlement of this liability. The Company believes that the negotiations will ultimately be concluded with the issuance of the shares in full settlement of these liabilities however there can be no assurance that such settlement will be finalized or on terms favorable to the Company.

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

                                  GENERAL RISKS

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and a significant working capital deficiency. We have incurred recurring operating losses and have a significant working capital and stockholders' deficiency at June 30, 2003. We had no cash balance or current assets at June 30, 2003 and current liabilities total approximately $2.5 million. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties although there can be no assurance that such funds will be available. We are largely dependent upon outside financing to perform our business development activities, make investments in new technology companies and to fund operations. However current economic conditions and limited investment opportunities have limited our ability to raise funds. During the six months ended June 30, 2003 there were $225,000 of funds used in operating activities to settle a litigation claim. No funds were provided by or used in investing activities. Net cash provided from financing activities came from the proceeds of a 12% demand note receivable with Citadel. During the six months ended June 30, 2002, we used $418,934 in operating activities, there were no funds provide or used by investing activities and related parties provided substantially all of the $619,066 provided by financing activities. Future cash may come from the realization of the value of our investments in Parago and River Logic however there can be no assurance that any value will ever be realized from these investments.

Our strategy to support and expand business development activities will not generate positive cash flow in the foreseeable future. The complete implementation of this element of our strategy requires us to obtain additional capital. Achieving positive cash flow is highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. We estimate that we will need to raise up to $3.0 million to settle liabilities and support our incubator and business development activities through the next twelve months. Historically, we have obtained short-term bridge funding from our Chief Executive Officer and Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that we would be willing to accept.

We have made investments in entities that we believe may provide liquidity to the Company in the long term. We believe that our investments in Parago and River Logic have been successful, Parago has recently has only recently attained profitability and as expected in early stage companies, River Logic has not been profitable and has had to scale back operations. Both companies have experienced cash flow deficiencies. The current economic and geopolitical conditions are inhibiting the availability of investment capital in early stage companies. We did not participate in the additional capital infusions made in 2001 and 2002 and as a result, our ownership percentage has been diluted. Our ownership percentage in Parago is less than 1% and approximately 8% in River Logic and the carrying values of both investments have been written down to zero.

While the performance of the investee companies to date has been as expected, there can be no assurance that we will ever achieve liquidity for these investments. In addition there can be no assurance that our plans will be successful or what other actions may become necessary in the future. Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund operating expenses. Although we have been successful raising capital in the past, an inability to raise capital may require us to sell assets or to further reduce the level of operations. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to the Company's business and results of operations.

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

In May 2002, we were successful in spinning off Citadel into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At June 30, 2003 we held investments in two companies, Parago and River Logic. However the investments have no carrying value on the balance sheet of the Company at June 30, 2003 and December 31, 2002 due to general economic and information technology market conditions, as well as historical performance of the investee companies. During 2002 we looked at businesses and technologies in which to invest but economic and market conditions along with a general decline in the availability of capital prevented us from making any additional investments and there can be no assurance that these factors will improve so that the Company can continue to execute its business plan.

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

OVERVIEW

CT Holdings, Inc. provides management expertise and capital to early stage companies. At June 30, 2003 and December 31, 2002 we held investments in Parago and River Logic. We were incorporated in Delaware in 1992 and previously operated under the name Citadel Technology Inc. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy has led to the development, acquisition and operation of primarily technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

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

As a result of the Distribution, the financial statements and the results of operations of Citadel are presented as discontinued operations in CT Holdings' financial statements for the period from January 1, 2002 through the Distribution Date of May 17, 2002. Summary financial information with respect to Citadel is provided below:

                                                        Period
                                                    January 1, 2002
                                                        through
                                                     May 17, 2002
                                                    --------------
            Results of operations:
               Revenue                               $   130,519
               Net Loss                                 (942,939)

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

Since the Company's initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. Similar to the investments in Parago, the Company recognized that this investment would be initially illiquid. However during the year ended December 31, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. We considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on these considerations we determined that the fair market value of the Company's investment in River Logic had been impaired and that our investment in River Logic may never be realized. Accordingly we wrote down the carrying value of our investment in River Logic by $2,203,975 during the three months ended June 30, 2002 to its net realizable value at June 30, 2002. Our investment in River Logic is accounted for using the cost method of accounting for investments in common stock therefore no proportionate share of equity in income or loss is recorded.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At June 30, 2003 and December 31, 2002, we had no investee company qualified for this accounting method.

EQUITY METHOD: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations. At June 30, 2003 and December 31, 2002, we had no investee company qualified for this accounting method.

COST METHOD: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations. Our investments in Parago and River Logic were accounted for using this method of accounting at June 30, 2003 and December 31, 2002.

RESULTS OF OPERATIONS

THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

Our continuing operations consist of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies in which we might invest. We do not generate any direct revenue and because our investee companies are not consolidated, we do not report revenue from investee businesses. Due to the spin-off of Citadel on May 17, 2002 the results of operations of Citadel are presented as discontinued operations in all periods presented prior to the distribution date. Citadel's loss from operations from January 1, 2002 through May 17, 2002 is presented as loss from discontinued operations in the statements of operations. For the periods prior to the distribution date, costs and expenses related to the Citadel business have been allocated to Citadel based on an estimate of the proportion of amounts allocable to Citadel utilizing such factors as revenues, number of employees, and other relevant factors.

GENERAL AND ADMINISTRATIVE EXPENSES

We had general and administrative expenses for the three months ended June 30, 2003 and 2002 of $113,408 and $321,858, respectively, a decrease of $208,450 or
65%. The decrease in general and administrative expense is primarily a result of the decrease in consulting fees, legal expenses, accounting fees and other professional fees due to the decrease in business development activities in the second quarter of 2003 versus the second quarter of 2002.

During the six months ended June 30, 2003 general and administrative expenses were $214,049 representing a decrease of $561,879 or 72% from the $775,928 of general and administrative expenses recorded for the six months ended June 30, 2002. The decrease is primarily due to lower legal, accounting, consulting and other professional fees and expenses resulting from the lower business development activities during the six months ended June 30, 2003 versus the similar period of 2002.

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

LITIGATION ACCRUAL AND REVERSAL

In June 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortious interference and negligence. Specifically, the Fergusons claimed that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. The trial in this case was held from April 22, 2002 until May 1, 2002, and the Company received the judgment from the trial court in July 2002. The trial court awarded the Fergusons approximately $766,000 in damages, interest and legal fees. As a result of the judgment, the Company recorded approximately $766,000 as a nonrecurring charge related to the litigation. An additional accrual for interest expense of $19,000 was recorded at December 31, 2002 increasing the accrued liability to $785,000 at December 31, 2002.

In April 2003 the Company settled the lawsuit for $225,000 payable in cash and accordingly reversed $560,000 of the accrued liability. Citadel loaned the Company $225,000 which is represented by a demand note payable bearing interest at 12% per year.

WRITEDOWN OF INVESTMENT IN AFFILIATE

During the three months ended June 30, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. We considered these and other facts and circumstances of River Logic's business, marketplace and cost of new capital and based on an this consideration at June 30, 2002 we determined that the fair market value of the Company's investment in River Logic had declined to approximately $500,000 and accordingly wrote down the investment by $2,203,975. At December 31, 2002 we determined that the fair value of our investment in River Logic had declined to zero and accordingly wrote down the remaining carrying value to zero at December 31, 2002.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2003 was $31,624 representing interest expense on advances and notes payable to related parties, notes payable to shareholders and the demand note payable to Citadel. Interest expense for the three months ended June 30, 2002 was $35,650 and includes a charge of $25,650 related to the beneficial conversion feature of $300,000 of convertible debt issued in the first quarter of 2002 and $10,000 of interest expense on advances and notes payable to related parties and notes payable to shareholders. The increase in interest expense, before the charge for the beneficial conversion feature, is due to higher average balances of interest bearing debt outstanding during the three months ended June 30, 2003 versus the three month period ended June 30, 2002.

Interest expense for the six months ended June 30, 2003 was $56,105 representing interest expense on advances and notes payable to related parties, notes payable to shareholders and the demand note payable to Citadel. Interest expense for the six months ended June 30, 2002 was $73,582 and includes a charge of $51,300 related to the beneficial conversion feature of $600,000 of convertible debt issued in the first six months of 2002 and $22,282 of interest expense on advances and notes payable to related parties and notes payable to shareholders. The increase in interest expense, excluding the charge for the beneficial conversion feature, is due to higher average balances of interest bearing debt outstanding during the three months ended June 30, 2003 versus the three month period ended June 30, 2002.

OTHER (INCOME) EXPENSE

Other (income) expense for the three and six months ended June 30, 2003 includes a gain of $10,719 from the settlement of a liability in exchange for shares of common stock. Other expense for the three and six months ended June 30, 2002 was $29,951 and is net of a $9,000 gain resulting from the issuance of common stock to settle a liability and $38,452 for the fair market value of common stock issued for the exercise of exchange rights granted by the Company.

NET INCOME (LOSS)

For the three months ended June 30, 2003 we reported a net income from continuing operations of $425,686 versus a loss from continuing operations of $4,704,434 for the three months ended June 30, 2002. As a result of the Distribution, the results of operation of Citadel for the three months ended June 30, 2002 are presented as discontinued operations. The loss from discontinued operations related to Citadel for the three months ended June 30, 2002 was $373,357. In addition to the loss from discontinued operations, we recorded transaction costs directly related to the spin-off transaction, primarily, legal and accounting fees, of $26,714 for the three months ended June 30, 2002. No transaction costs were recorded during the three months ended June 30, 2003.

For the six months ended June 30, 2003 we reported a net income from continuing operations of $300,564 versus a loss from continuing operations of $5,196,436 for the six months ended June 30, 2002. As a result of the Distribution, the results of operations of Citadel for the six months ended June 30, 2002 are presented as discontinued operations. The loss from discontinued operations related to Citadel for the six months ended June 30, 2002 was $942,939. In addition to the loss from discontinued operations, we recorded transaction costs directly related to the spin-off transaction, primarily, legal and accounting fees, of $185,431 for the six months ended June 30, 2002. No transaction costs were recorded during the three months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and a significant working capital deficiency. We have incurred recurring operating losses and have a significant working capital and stockholders' deficiency at June 30, 2003. We had no cash balance or current assets at June 30, 2003 and current liabilities total approximately $2.5 million. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties although there can be no assurance that such funds will be available. We are largely dependent upon outside financing to perform our business development activities, make investments in new technology companies and to fund operations. However current economic conditions and limited investment opportunities have limited our ability to raise funds. During the six months ended June 30, 2003 there were $225,000 of funds used in operating activities to settle a litigation claim. No funds were provided by or used in investing activities. Net cash provided from financing activities came from the proceeds of a 12% demand note receivable with Citadel. During the six months ended June 30, 2002, we used $418,934 in operating activities, there were no funds provide or used by investing activities and related parties provided substantially all of the $619,066 provided by financing activities. Future cash may come from the realization of the value of our investments in Parago and River Logic however there can be no assurance that any value will ever be realized from these investments.

Our strategy of continuing to support and expand our business development activities requires the Company to obtain additional capital. The implementation of this element of our strategy will not generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at June 30, 2003 to raise additional capital to invest in new business opportunities and we estimate that we will need to raise up to $3.0 million to settle liabilities and support our incubator and business development activities for the next twelve months. Historically, we have obtained short-term bridge funding from our Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that we would be willing to accept.

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

As a result of the aforementioned factors, there were no net cash flows from continuing operations in the six months ended June 30, 2003. During the six months ended June 30, 2002 there were $200,132 of net cash flows provided by continuing operations and the net contribution by CT Holdings to Citadel was $200,132 for the same period. The net result in both periods was no cash balance to the Company.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

CT Holdings appealed the judgment in a case styled CT Holdings Inc. v. Michael and Patricia Ferguson in the Fourteenth Court of Appeals in Houston, Texas. In January 2003, the plaintiffs filed a motion to have the District Court appoint a receiver to sell assets to satisfy the judgment. In April 2003 the parties settled the lawsuit for $225,000 in cash, all of which was advanced from Citadel to the Company and is represented by a demand note payable bearing interest at 12% per year.

In October 2002, S&S Public Relations Inc. filed a lawsuit against CT Holdings and Steven B. Solomon, its CEO, alleging breach of contract and fraud, and seeking damages in the amount of at least $25,215, along with exemplary damages, attorneys' fees, court costs, and pre- and post-judgment interest. CT Holdings intends to vigorously defend the case. The case is styled S&S Public Relations Inc. v. CT Holdings and Steven B. Solomon, and was filed in the County Court at Law No. 4, Dallas County, Texas.The Company settled this lawsuit by issuing 50,000 shares of CT Holdings common stock all of which had been reserved to settle this liability and Citadel issued 12,500 shares of its common stock all of which had been previously reserved to settle this liablity.

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

In April 2003, Harte Hanks, Inc. filed a lawsuit styled "Harte Hanks, Inc. v. CT Holdings Inc. dba Citadel Computer" seeking payment of $12,513 for services performed. In July 2003, the plaintiffs filed a motion for receivership and alternatively to compel discovery in the lawsuit. A hearing on the matter has been set for September 5, 2003 in the County Court of Law Number Three of Dallas County, Texas. As part of the Distribution, Citadel assumed responsibility for this liability, and has recorded a liability of approximately $12,500. CT Holdings believes that Citadel will ultimately settle this liability, although there can be no assurance that CT Holdings will be released from the lawsuit.

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

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES

In April 2003, the Company settled a liability of $23,219 in exchange for 50,000 shares of CT Holdings common stock and other consideration.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

At June 30, 2003 the Company was in default on the following indebtedness:

     -    $250,000, 8% note payable due April 30, 2002 to a former director. The note is accruing interest at 18% per year and accrued interest at June 30, 2003 is $69,151.

     -    $225,796, 5% note payable due July 1, 2002 to the Company's CEO. The note is accruing interest at 18% per year and accrued interest at June 30, 2003 is $43,402

     - $49,000, 8% note payable due September 30, 2002 to an entity related to an employee of the Company. The note is accruing interest at 18% per year and accrued interest at June 30, 2003 is $10,119.

     - $9,000, an 8% note payable to a shareholder. The note continues to bear interest at 8% with accrued interest at June 30, 2003 of $1,933.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

     32   Certification of Chief Executive Officer and Chief Financial Officer
     Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002


(b)  Current Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT HOLDINGS, INC.

(REGISTRANT)

Date: August 19, 2003                   By: /s/ STEVEN B. SOLOMON
                                     -------------------------------------------
                                     Steven B. Solomon,
                                     President and Chief Executive Officer
                                     (Duly Authorized Signatory and
                                     Principal Executive Officer)

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