Form 10QSB
period 2003-09-30
CT HOLDINGS INC
filed 2003-11-14
CIK 752789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at November 13, 2003

Common Stock, Par value $.01 per share                     57,970,928


Transitional  Small  Business  Disclosure  Format  Yes  [ ]   No  [X]

                                CT HOLDINGS, INC.
                                  FORM 10-QSB
                      QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS



                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheets
          as of September 30, 2003 (unaudited) and December 31, 2002          3

     Unaudited Statements of Operations
          for the three and nine months ended September 30, 2003 and 2002     4

     Unaudited Statements of Cash Flows
          for the nine months ended September 30, 2003 and 2002               5

     Notes to Unaudited Interim Financial Statements                          6

Item  2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              13

Item 3.   Controls and Procedures                                            26

PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings                                               26

Item 2.      Recent Sales of Unregistered Securities                         27

Item 3.      Defaults Upon Senior Securities                                 28

Item 6.      Exhibits and Reports on Form 8-K                                28

Signatures                                                                   29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   CT HOLDINGS, INC.
                                    BALANCE SHEETS

                                                      SEPTEMBER 30,
                                                         2003          DECEMBER 31,
                                                      (unaudited)         2002
                                                     --------------  --------------

                                 ASSETS
                                 ------
TOTAL ASSETS                                         $          -    $           -
                                                     =============   ==============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses              $   1,283,634   $   1,344,051
  Demand note payable to Citadel                           225,000               -
  Payable to Citadel                                       350,000         150,000
  Advances and notes payable to related parties            524,796         524,796
  Notes payable to shareholders                              9,000         609,000
  Accrual for legal settlement                             202,000         785,000
                                                     --------------  --------------
 Total current liabilities                               2,594,430       3,412,847

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; no shares issued
   or outstanding
  Common stock, $.01 par value per share;
   60,000,000 shares authorized;
   57,970,928 and 57,545,928 shares issued
     and outstanding                                       579,710         575,460
  Common stock pending issuance                            600,000               -
  Additional paid-in capital                            57,052,601      56,950,601
  Accumulated deficit                                  (60,826,741)    (60,938,908)
                                                     --------------  --------------
  Total stockholders' deficit                           (2,594,430)     (3,412,847)
                                                     --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $          -    $           -
                                                     ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                            CT HOLDINGS, INC.
                                   UNAUDITED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                 2003            2002         2003           2002
                                             ------------  -------------  ------------  --------------
Revenue                                      $        -    $          -   $         -     $         -

General and administrative expense                86,527        122,007       300,576         897,935
Common stock issued as compensation                   -              -              -       1,347,000
Accrual for litigation                           202,000         19,000       202,000         785,000
Reversal of litigation accrual                        -              -       (560,000)              -
Writedown in investment of affiliate                  -          30,000             -       2,233,975
Gain on settlement of liabilities with stock    (132,164)            -       (142,883)         (8,501)
Interest expense                                  32,034         20,752        88,140          94,334
Other expense                                         -              -              -          38,452
                                             ------------  -------------  ------------  --------------
Income (loss) from continuing operations        (188,397)      (191,759)      112,167      (5,388,195)
Costs incurred in connection with
  spin off of subsidiary                              -              -              -        (185,431)
Loss from discontinued operations                     -              -              -        (942,939)
                                             ------------  -------------  ------------  --------------
Net income (loss)                            $  (188,397)  $   (191,759)  $   112,167    $ (6,516,565)
                                             ============  =============  ============  ==============

Net income (loss) per share - basic and diluted
  Continuing operations                      $     (0.00)  $      (0.00)  $      0.00   $       (0.10)
  Discontinued operations                             -              -              -           (0.02)
                                             ------------  -------------  ------------  --------------
                                             $     (0.00)  $      (0.00)  $      0.00   $       (0.12)
                                             ============  =============  ============  ==============

Weighted average shares outstanding
  - basic and diluted                         57,970,928     57,545,928    57,700,507      54,246,444
                                             ============  =============  ============  ==============

The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                2003          2002
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $   112,167   $(6,516,565)
  Less net loss from discontinued operations                         -        942,939
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Common stock issued as compensation                             -      1,347,000
     Beneficial conversion feature of convertible debt
       recognized as interest expense                                -         51,300
     Writedown of investment in affiliates                           -      2,233,975
     Accrual for litigation                                     202,000       785,000
     Reversal of accrual for litigation                        (560,000)            -
     Common stock and options issued in lieu of
        cash for services                                            -          4,148
     Gain on settlement of liability in exchange for
        shares of common stock                                 (142,883)            -
     Fair value of conversion right                                  -         29,951
  Changes in operating assets and liabilities
     Accounts payable and accrued expenses                      188,716       613,918
     Payable to Citadel                                         200,000        90,000
     Accrual for legal settlement                              (225,000)            -
                                                            ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                          (225,000)     (418,334)

NET CASH FROM INVESTING ACTIVITIES                                   -              -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible note payable to shareholder              -        600,000
  Proceeds from advances and notes payable
    to related parties                                          225,000       526,500
  Payments on advances and notes payable
    to related parties                                               -       (533,034)
  Proceeds from sale of common stock                                 -         25,000
                                                            ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       225,000       618,466

Net cash provided by continuing operations                           -        200,132
Net cash used by discontinued operations                             -       (200,132)
                                                            ------------  ------------
Net change in cash                                                   -              -
Cash and cash equivalents at the beginning
  of the period                                                      -              -
                                                            ------------  ------------
Cash and cash equivalents at the end
  of the period                                             $        -   $          -
                                                            ============  ============

SUPPLEMENTAL CASH FLOW ITEMS
   Fair value of stock issued in settlement
     of accounts payable                                    $   106,250   $   163,125
                                                            ============  ============

   Conversion of note payable to equity                     $   600,000   $        -
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

NATURE OF BUSINESS

CT Holdings, Inc. (the "Company" or "CT Holdings") has provided management expertise including consulting on operations, marketing and strategic planning and a source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies.

At September 30, 2003 the Company held an investment in Parago Inc. ("Parago"), however there was no carrying value recorded for the investment in Parago on the balance sheets at September 30, 2003 and December 31, 2002. Parago was formed in 1999 as an application service provider ("ASP") and Internet based business process outsourcer that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, and customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines.

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

At September 30, 2003 the Company holds an investment in River Logic, Inc. ("River Logic") which also has no carrying value recorded on the balance sheets at September 30, 2003 and December 31, 2002. In May 2000, CT Holdings acquired a minority interest in River Logic which develops decision-support applications for corporations across many industries. Using COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. The Company accounted for its investment in River Logic using the cost method. Due to the economic conditions affecting information technology spending in 2002 and River Logic's results of operations in 2002 the Company wrote down the carrying value of the investment in River Logic to zero during the year ended December 31, 2002.

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

LIQUIDITY

The Company received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and a significant working capital deficiency. The Company has incurred recurring operating losses and has a significant working capital and stockholders' deficiency at September 30, 2003 of approximately $2,600,000. The Company had no cash balance or current assets at September 30, 2003 and current liabilities total approximately $2,600,000. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties although there can be no assurance that such funds will be available. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. However current economic conditions and limited investment opportunities have limited the Company's ability to raise funds. At September 30, 2003 the Company had no plans to raise capital nor had sources of capital been identified.

During the nine months ended September 30, 2003 there were $225,000 of funds used in operating activities to settle a litigation claim. Net cash provided from financing activities of $225,000 came from the proceeds of a 12% demand note receivable with Citadel. Future cash may come from the realization of the value of the investments in Parago and River Logic however there can be no assurance that any value will ever be realized from these investments.

The Company's strategy of continuing to support and expand its business development activities is limited due to its current lack of access to near term capital. The implementation of the Company's strategy will not generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company has no plans at September 30, 2003 to raise additional capital to invest in new business opportunities. The Company estimates it will need to raise up to $2.6 million to settle liabilities after which it may then support its incubator and business development activities. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

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

If the Company had recognized compensation expense, in accordance with SFAS Nos. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three and nine months ended September 30, 2003 and 2002, the pro forma effect on net income or loss and net income or loss per share would have been as follows:

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                            2003            2002        2003           2002
                                        ------------  ------------  ------------  ------------
Net income (loss) attributable
   to common stockholders
   as reported                          $  (188,397)  $  (191,759)  $   112,167  $ (6,516,565)

Add: Stock-based employee
   compensation expense included
   in reported net loss                           -             -             -             -

Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method                                   -             -             -       (50,000)
                                        ------------  ------------  ------------  ------------
Pro forma net income (loss)             $  (188,397)  $  (191,759)  $   112,167  $ (6,566,565)
                                        ============  ============  ============  ============

Net earnings (loss) per common share - basic and diluted
   As reported
    Continuing operations               $     (0.00)  $     (0.00)  $      0.00  $      (0.10)
    Discontinued operations                       -             -             -         (0.02)
                                        ------------  ------------  ------------  ------------
                                        $     (0.00)  $     (0.00)  $      0.00  $      (0.12)
                                        ============  ============  ============  ============
   Pro forma
    Continuing operations               $     (0.00)  $     (0.00)  $      0.00  $      (0.10)
    Discontinued operations                       -             -             -         (0.02)
                                        ------------  ------------  ------------  ------------
                                        $     (0.00)  $     (0.00)  $      0.00  $      (0.12)
                                        ============  ============  ============  ============

NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing the net income by the weighted average number of shares common stock outstanding during the period. Total weighted average stock options outstanding of 3,955,850 and warrants outstanding of 2,351,601 for the three and nine month periods ended September 30, 2003 have been excluded from the computation of diluted earnings per share because the exercise price of the options and warrants exceeds the market price of the underlying shares. Therefore basic and diluted earnings per shares are the same.

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic loss per share excludes any dilutive effects of options and warrants. Total weighted average stock options and warrants outstanding of 3,960,850 and 2,351,601, respectively, have been excluded from the computation of diluted loss per share for the three months ended September 30, 2002, as the effect would be anti-dilutive. Total weighted average stock options and warrants outstanding of 6,976,381 and 2,351,601, respectively, have been excluded from the computation of diluted loss per share for the nine months ended September 30, 2002, as the effect would be anti-dilutive.

NOTE  B  -  DISCONTINUED OPERATIONS

On May 17, 2002 CT Holdings completed the spin-off of Citadel through the declaration of a pro rata dividend distribution to CT Holdings shareholders Citadel. The unaudited results of operations for Citadel for the period from January 1, 2002 through May 17, 2002 are presented as discontinued operations and are as follows:

                                                      Period
                                                  January 1, 2002
                                                      Through
                                                   May 17, 2002
                                                 ----------------
Revenue                                          $       130,519

Costs of revenue
    Shipping, supplies and other                           3,045
    Software amortization                                 17,511
                                                 ----------------
    Total costs of revenue                                20,556

Operating expenses
    Selling, general and administrative expense          949,541
    Product development expense                           83,303
    Depreciation expense                                  20,058
                                                 ----------------
    Total operating expenses                           1,052,902
                                                 ----------------
    Operating loss                                      (942,939)
Provision for income taxes                                     -
                                                 ----------------
Net loss                                         $      (942,939)
                                                 ================

NOTE  C  -  ADVANCES AND NOTES TO RELATED PARTIES

At September 30, 2003 and December 31, 2002 the Company held a $250,000, 8% note payable to a former director that was due April 30, 2002, and is currently in default and bearing interest at 18% per annum. Accrued interest payable of $80,863 related to this note is included in accounts payable and accrued expenses at September 30, 2003.

At December 31, 2001, the Company had a liability of approximately $290,000 for cash advances received from its CEO. During the nine months ended September 30, 2002 the Company received cash advances of $267,500 from its CEO to fund operations and repaid approximately $327,500 of those and prior advances to its CEO. In May 2002 all outstanding advances owed the Company's CEO of $225,796 were converted into a 5% note payable due July 1, 2002. At September 30, 2003 and December 31, 2002 this note payable was in default and bearing interest at 18% per annum. Accrued interest payable of $53,981 related to this note is included in accounts payable and accrued expenses at September 30, 2003.

During the nine months ended September 30, 2002 an entity related to an employee of the Company advanced $199,000 to the Company and the Company repaid $150,000 of the advances with the remaining $49,000 converted into an 8% note payable due June 30, 2002. At September 30, 2003 and December 31, 2002 the Company was in default on this note and is accruing interest at 18% per annum. Accrued interest payable of $12,415 related to this note is included in accounts payable and accrued expenses at September 30, 2003.


NOTE D - NOTES PAYABLE TO SHAREHOLDERS

During the nine months ended September 30, 2002 a shareholder advanced the Company $600,000 and the Company entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003. The note payable was convertible, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock at a below market conversion price. Interest expense of $51,300 representing the beneficial conversion feature was recorded with an offset to paid-in-capital during the nine months ended September 30, 2002. During the nine months ended September 30, 2003 the shareholder exercised the conversion feature of the note and because the issuance of all 2,700,000 shares would cause the number of shares outstanding to exceed the number of authorized shares of 60,000,000, the shareholder waived his right to receive these shares until such time as the shares become authorized. As a result of this obligation to issue these shares the Company recorded this conversion as a separate item in stockholders' deficit, in the accompanying balance sheet, labeled common shares pending issuance.

During the nine months ended September 30, 2002 the Company received advances of $20,000 from a shareholder which were later converted into an 8% note payable due September 30, 2002. At September 30, 2003 and December 31, 2002, a principal balance of $9,000 remains outstanding, was in default and continues to bear interest at 8% per annum. Accrued interest payable of $2,355 related to this note is included in accounts payable and accrued expenses at September 30, 2003.

NOTE E - RELATED PARTY TRANSACTIONS

Pursuant to the terms of the transition services agreement with Citadel, effective January 2002 the Company agreed to pay Citadel a monthly fee of $20,000 per month for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. At September 30, 2003 the Company has an outstanding balance of $350,000 payable to Citadel for $330,000 of these services plus other expenses of $20,000.

In April 2003 the Company settled a lawsuit for $225,000 payable in cash. Citadel loaned the Company $225,000 which is represented by a demand note payable bearing interest at 12% per year. Accrued interest payable of $13,907 related to this note is included in accounts payable and accrued expenses at September 30, 2003.

NOTE F - COMMITMENTS AND CONTINGENCIES

In October 2001, Roan-Meyers Associates (formerly Janssen Meyers Associates L.P.) filed suit in the Supreme Court of the State of New York, County of New York against CT Holdings, Inc. to enforce a settlement term sheet arising out of a prior lawsuit alleging breach of a Placement Agency Agreement. This case is styled Roan Meyers Associates v. CT Holdings, Inc. In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against CT Holdings arising out of an alleged 1995 contract with CT Holdings' predecessor. The suit alleged that this predecessor breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and the predecessor. As its damages, JMA claimed that it was entitled to, among other things, the cash value of warrants to purchase 1.8 million shares of CT Holdings common stock at an exercise price of $0.89 per share, valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. CT Holdings vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. CT Holdings removed the case to federal court in the Southern District of New York. Following mediation in July 2000, CT Holdings and JMA entered into a settlement term sheet to attempt to resolve the disputes between it and JMA, pursuant to which CT Holdings and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. CT Holdings and JMA were unable to negotiate the final definitive settlement agreement and, as a result, the matter was not settled. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the proposed settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and CT Holdings filed a motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings intends to vigorously defend against this lawsuit and has filed a counterclaim to, among other things, recover excess amounts charged by JMA in connection with related bridge loans. Trial has not been set on this matter. At a status conference held November 10, 2003 the plaintiff was given a 30 day extension to file the note of issue, which is due December 5, 2003. The court also ordered CT Holdings to produce additional discovery materials. The Company anticipates that the plaintiff will receive a trial date for sometime in early 2004. The Company cannot reasonably estimate the ultimate liability, if any, and therefore no liability has been recorded in association with this lawsuit. Given these events, including the dismissal of the lawsuit and the failure of the plaintiffs to refile a lawsuit for more than one year after the date of the dismissal, the Company, in the year ended December 31, 2001, reversed the $1,912,500 nonrecurring charge that the Company had previously recorded related to the settlement of the lawsuit.

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

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement ("the Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion and abated the lawsuit pending arbitration. The arbitration was held in 2002, and in January 2003, the arbitrator entered a judgment of $71,655 against CT Holdings in favor of Tech Data, together with pre-judgment interest at the applicable rate under Florida law for the period from January 2, 2000 to January 10, 2003, attorneys' fees of $3,500, and interest on these amounts in the amount of 10% per year from February 10, 2003 until the amounts are paid. In March 2003, Tech Data filed a motion to revive the abated lawsuit for purposes of entering the arbitration award as a judgment in the case and judgment was entered. Tech Data has filed a motion to appoint a receiver for the Company that is set for November 21, 2003. As part of the Distribution, Citadel assumed responsibility for this lawsuit;

and has recorded a liability of approximately $101,000, although there can be no assurance that CT Holdings will be released from the lawsuit.

In October 2002, S&S Public Relations Inc. filed a lawsuit against CT Holdings and Steven B. Solomon, its CEO, alleging breach of contract and fraud, and seeking damages in the amount of at least $25,215, along with exemplary damages, attorneys' fees, court costs, and pre- and post-judgment interest. The case is styled S&S Public Relations Inc. v. CT Holdings and Steven B. Solomon, and was filed in the County Court at Law No. 4, Dallas County, Texas. The Company had a liability accrued and in April 2003, the Company settled the liability and this lawsuit by issuing 50,000 shares of CT Holdings common stock along with 12,500 pro rata dividend shares of Citadel common stock that had been reserved for issuance at the Distribution Date.

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the three months ended September 30, 2003 the Company recorded an accrual for legal settlement of $202,000 in association with this judgment.

In April 2003, Harte Hanks, Inc. filed a lawsuit styled "Harte Hanks, Inc. v. CT Holdings Inc. dba Citadel Computer" seeking payment of $12,513 for services performed. In July 2003, the plaintiffs filed a motion for receivership held on alternatively to compel discovery in the lawsuit. At a hearing on the matter held September 5, 2003 in the County Court of Law No. 3 of Dallas County, Texas, the court ordered the Company to provide additional discovery by October 20, 2003, which the Company failed to produce. As part of the Distribution, Citadel assumed responsibility for this liability, and has recorded a liability of approximately $12,500. CT Holdings believes that Citadel will ultimately settle this liability, although there can be no assurance that CT Holdings will be released from the lawsuit.

In June 2003, a vendor asserted claims against Citadel for liabilities properly due from CT Holdings. The lawsuit against Citadel was set aside however, the Company anticipates that a lawsuit may be filed against CT Holdings related to liabilities for services provided to CT Holdings by the vendor during the nine months ended September 30, 2002. The Company had a liability of approximately $50,000 recorded at December 31, 2002 and at September 30, 2003 for the services performed by the vendor and will vigorously defend the claims.

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

In May 2002, prior to the record date of the Distribution, the Company entered into negotiations to settle approximately $860,000 of operating liabilities in exchange for 1,662,500 shares of common stock of the Company. As of September 30, 2002 a gain of approximately $9,000 on the extinguishment of approximately $163,000 of these liabilities was recorded in the statement of operations as a result of issuing 612,500 shares of common stock including 100,000 shares for services provided by an independent consultant, 25,000 shares to a consultant for services performed prior to employment as the Company's Chief Financial Officer, 250,000 shares to a shareholder for consulting services, and 250,000 shares to an attorney who is also related to the Company's CEO, for the performance of professional services to the Company. For the purposes of calculating the gain the fair value of the Company's common stock was determined as the closing price ($0.25) on May 1, 2002, the day before the Citadel ex-dividend date, the last day the Company's common stock was traded and quoted with the value of the distribution dividend included in the value of the Company's stock.

During the nine months ended September 30, 2003 the Company completed negotiations to settle approximately $249,000 of liabilities that had been outstanding prior to the Distribution by issuing 425,000 shares of CT Holdings common stock along with 106,250 pro rata dividend shares of Citadel common stock that had been reserved for issuance at the Distribution Date. The difference between the fair value of the shares and the recorded liabilities of approximately $143,000 was recognized as a gain in the statement of operations during the nine months ended September 30, 2003. At September 30, 2003 there remains approximately $448,000 of operating liabilities under negotiation for settlement with shares of the Company's common stock including all dividends and distributions. Approximately 625,000 shares of common stock, are reserved for issuance upon final settlement of these liabilities (See additional discussion in Note H). The Company believes that the negotiations will ultimately be concluded with the issuance of the shares in full settlement of these liabilities however there can be no assurance that such settlement will be finalized or on terms favorable to the Company.

NOTE H - SUBSEQUENT EVENT

In October 2003, the Company agreed to settle approximately $416,000 of operating liabilities outstanding prior to the Distribution by issuing 575,000 shares of CT Holdings common stock along with 143,750 pro rata dividend shares of Citadel common stock that had been reserved for issuance at the Distribution Date. The Company continues to reserve 50,000 shares of common stock and 12,500 pro rata dividend shares of Citadel to settle the remaining liabilities of approximately $32,000 that have been under negotiation since May 1, 2002.


ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, potential, or continue or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

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

                                  GENERAL RISKS

WE HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and a significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at September 30, 2003 of approximately $2,600,000. We had no cash balance or current assets at September 30, 2003 and current liabilities total approximately $2,600,000. We have no access to capital at September 30, 2003 and we have no plans to raise capital nor have we identified sources of capital. In the past our funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our Chief Executive Officer, however there can be no assurance that such funds will be available from these related parties. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at September 30, 2003 to raise additional capital to invest in new business opportunities. To do so we estimate that we will need to raise up to $2.6 million to settle liabilities after which we may then support our incubator and business development activities. Historically, we have obtained short-term funding from our Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that we would be willing to accept.

We have made investments in entities that we believe may provide liquidity to the Company in the long term and we believe that our investments in Parago and River Logic have been successful. Parago has recently attained profitability. As is expected in early stage companies, River Logic has not been profitable and has had to scale back operations. Historically both companies have experienced cash flow deficiencies. The current private equity and venture capital market conditions have limited the availability of investment capital for investment in early stage private companies. In addition we did not participate in the additional capital infusions made in 2001 and 2002 and as a result, our ownership percentage in both investee companies has been diluted. Our ownership percentage in Parago is less than 1% and approximately 8% in River Logic and the carrying values of both investments have been written down to zero.

While the performance of the investee companies to date has been as expected, there can be no assurance that we will ever achieve liquidity for these investments. In addition, there can be no assurance that our plans will be successful or what other actions may become necessary in the future. Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund operating expenses. Although we have been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to the Company's business and results of operations. At September 30, 2003 we have not identified sources of capital nor have plans to raise capital to settle liabilities or to fund business development activities.

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

In May 2002, we were successful in spinning off Citadel into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At September 30, 2003 we held investments in two companies, Parago and River Logic. However the investments have no carrying value on the balance sheet of the Company at September 30, 2003 and December 31, 2002 due to general economic and information technology market conditions, as well as historical performance of the investee companies. During 2002 and 2003 we looked for businesses and technologies in which to invest but economic and stock market conditions along with a general decline in the availability of private and public capital prevented us from making any additional investments and there can be no assurance that these factors will improve so that the Company can continue to execute its business plan.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited financial statements for the years ended December 31, 2002 and the related notes in the Company's Form 10-KSB. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW

CT Holdings, Inc. provides management expertise and capital to early stage companies. At September 30, 2003 and December 31, 2002 we held investments in Parago and River Logic. We were incorporated in Delaware in 1992 and previously operated under the name Citadel Technology Inc. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy has led to the development, acquisition and operation of primarily technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

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

After the Distribution, two of five directors of CT Holdings were directors of Citadel and the Chief Executive Officer and the Chief Financial Officer of CT Holdings hold the same positions with Citadel. It is expected that up to 33% of the officers' time could be spent on work related to CT Holdings. All employees of CT Holdings became employees of Citadel following the Distribution. Under the transition services agreement Citadel will provide accounting, administrative, information management and other services, including the services of the two officers, to CT Holdings in return for a payment of a monthly administrative fee initially estimated at $20,000 per month. The fee may be adjusted quarterly subject to a reallocation of the estimated time devoted to each company.

As a result of the Distribution, the financial statements and the results of operations of Citadel are presented as discontinued operations in CT Holdings' financial statements for the period from January 1, 2002 through the Distribution Date of May 17, 2002. Summary financial information with respect to Citadel is provided below:

                                                        Period
                                                    January 1, 2002
                                                        through
                                                     May 17, 2002
                                                    ---------------
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

Since the Company's initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. Similar to the investments in Parago, the Company recognized that this investment would be initially illiquid. However during the year ended December 31, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. We considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on these considerations we determined that the fair market value of the Company's investment in River Logic had been impaired and that our investment in River Logic may never be realized. Accordingly we wrote down the carrying value of our investment in River Logic by $2,203,975 during the three months ended September 30, 2002 to its net realizable value at September 30, 2002. Our investment in River Logic is accounted for using the cost method of accounting for investments in common stock therefore no proportionate share of equity in income or loss is recorded.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At September 30, 2003 and December 31, 2002, we had no investee company qualified for this accounting method.

EQUITY METHOD: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations. At September 30, 2003 and December 31, 2002, we had no investee company qualified for this accounting method.

COST METHOD: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations. Our investments in Parago and River Logic were accounted for using this method of accounting at September 30, 2003 and December 31, 2002.

RESULTS OF OPERATIONS

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

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

GENERAL AND ADMINISTRATIVE EXPENSES

We had general and administrative expenses for the three months ended September 30, 2003 and 2002 of $86,527 and $122,007, respectively, a decrease of $35,480 or 29%. The decrease in general and administrative expense is primarily a result of the decrease in consulting fees, legal expenses, accounting fees and other professional fees due to the decrease in business development activities in the third quarter of 2003 versus the third quarter of 2002.

During the nine months ended September 30, 2003 general and administrative expenses were $300,576 representing a decrease of $597,359 or 67% from the $897,935 of general and administrative expenses recorded for the nine months ended September 30, 2002. The decrease is primarily due to lower legal, accounting, consulting and other professional fees and expenses resulting from the lower business development activities during the nine months ended September 30, 2003 versus the similar period of 2002.

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

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the three months ended September 30, 2003 the Company recorded an accrual for legal settlement of $202,000 in association with this judgment.

WRITEDOWN OF INVESTMENT IN AFFILIATES

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

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2003 was $32,034 representing interest expense on advances and notes payable to related parties, notes payable to shareholders and the demand note payable to Citadel. Interest expense for the three months ended September 30, 2002 was $20,752 related to advances and notes payable to related parties and notes payable to shareholders. The increase in interest expense is due to higher average balances of interest bearing debt outstanding during the three months ended September 30, 2003 versus the three month period ended September 30, 2002.

Interest expense for the nine months ended September 30, 2003 was $88,140 representing interest expense on advances and notes payable to related parties, notes payable to shareholders and the demand note payable to Citadel. Interest expense for the nine months ended September 30, 2002 was $94,334 and includes a charge of $51,300 related to the beneficial conversion feature of $600,000 of convertible debt issued in the first nine months of 2002 and $43,034 of interest expense on advances and notes payable to related parties and notes payable to shareholders. The increase in interest expense, excluding the charge for the beneficial conversion feature, is due to higher average balances of interest bearing debt outstanding during the nine months ended September 30, 2003 versus the nine month period ended September 30, 2002.

GAIN ON SETTLEMENT OF LIABILITIES WITH STOCK

During the nine months ended September 30, 2003 we completed negotiations to settle approximately $249,000 of liabilities that had been outstanding prior to the Citadel Distribution by issuing 425,000 shares of CT Holdings common stock along with 106,250 pro rata dividend shares of Citadel common stock that had been reserved for issuance at the Distribution Date. The difference between the fair value of the shares and the recorded liabilities of approximately $143,000 was recognized as a gain in the statement of operations. At September 30, 2003 there remained approximately $448,000 of operating liabilities under negotiation for settlement with shares of the Company's common stock including all dividends and distributions. A gain on the settlement of a liability with stock of $8,501 was recognized in the nine months ended September 30, 2002.

In October 2003, we agreed to settle approximately $416,000 of the remaining $448,000 of operating liabilities outstanding prior to the Citadel Distribution by issuing 575,000 shares of CT Holdings common stock along with 143,750 pro rata dividend shares of Citadel common stock that had been reserved for issuance at the Distribution Date. An additional gain of approximately $272,000 is expected to be recognized in the results of operations for the quarter ending December 31, 2003.

OTHER (INCOME) EXPENSE

Other expense for the nine months ended September 30, 2002 was $38,452 representing the fair market value of common stock issued for the exercise of exchange rights granted by the Company.

NET INCOME (LOSS)

For the three months ended September 30, 2003 we reported a net loss from continuing operations of $188,397 versus a loss from continuing operations of $191,759 for the three months ended September 30, 2002.

For the nine months ended September 30, 2003 we reported a net income from continuing operations of $112,167 versus a loss from continuing operations of $5,388,195 for the nine months ended September 30, 2002. As a result of the Distribution, the results of operations of Citadel for the nine months ended September 30, 2002 are presented as discontinued operations. The loss from discontinued operations related to Citadel for the nine months ended September 30, 2002 was $942,939. In addition to the loss from discontinued operations, we recorded transaction costs directly related to the spin-off transaction, primarily, legal and accounting fees, of $185,431 for the nine months ended September 30, 2002. No transaction costs were recorded during the three and nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent auditors for our year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and a significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at September 30, 2003 of approximately $2,600,000. We had no cash balance or current assets at September 30, 2003 and current liabilities total approximately $2,600,000. We have no access to capital at September 30, 2003 and we have no plans to raise capital nor have we identified sources of capital. In the past our funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our Chief Executive Officer, however there can be no assurance that such funds will be available from these related parties. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at September 30, 2003 to raise additional capital to invest in new business opportunities. To do so we estimate that we will need to raise up to $2.6 million to settle liabilities after which we may then support our incubator and business development activities. Historically, we have obtained short-term funding from our Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that we would be willing to accept.

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

The net cash used in operating activities was $225,000 for the nine months ended September 30, 2003. This is the result of net income of approximately $112,000 for the nine months ended September 30, 2003 and an accrual for a legal settlement of $202,000, offset by the reversal of litigation accrual of $560,000 resulting from the settlement of a legal claim, a gain of approximately $143,000 recognized upon the settlement of operating liabilities with the issuance of common stock and offset by cash from changes in operating assets and liabilities of approximately $164,000.

The net cash used in operations of approximately $418,000 for the nine months ended September 30, 2002 is principally a result of the net loss of approximately $6,517,000 offset by a net loss from discontinued operations of approximately $943,000, stock compensation expense of $1,347,000, a writedown of our investment in affiliates of approximately $2,234,000, a legal settlement accrual of $785,000 and the changes in operating assets and liabilities of approximately $704,000.

There was no cash from investing activities for the nine months ended September 30, 2003 or 2002. Cash flows provided from financing activities for the nine months ended September 30, 2003 includes $225,000 of proceeds from a note payable to Citadel. In April 2003 we settled a lawsuit for $225,000 payable in cash. Citadel loaned the Company $225,000 which is represented by a demand note payable bearing interest at 12% per year. Cash flows provided by financing activities was approximately $618,000 for the nine months ended September 30, 2002, primarily resulting from the proceeds of a convertible note from a shareholder of $600,000, proceeds of notes and advances payable from related parties of approximately $526,000 offset by payments on notes payable to related parties of approximately $533,000 and $25,000 in proceeds from the sale of common stock.

As a result of the aforementioned factors, there were no net cash flows from continuing operations in the nine months ended September 30, 2003. During the nine months ended September 30, 2002 there were approximately $200,000 of net cash flows provided by continuing operations and the net contribution by CT Holdings to Citadel was approximately $200,000 for the same period. The net result in both periods was no cash balance to the Company.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2001, Roan-Meyers Associates (formerly Janssen Meyers Associates L.P.) filed suit in the Supreme Court of the State of New York, County of New York against CT Holdings, Inc. to enforce a settlement term sheet arising out of a prior lawsuit alleging breach of a Placement Agency Agreement. This case is styled Roan Meyers Associates v. CT Holdings, Inc. In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against CT Holdings arising out of an alleged 1995 contract with CT Holdings' predecessor. The suit alleged that this predecessor breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and the predecessor. As its damages, JMA claimed that it was entitled to, among other things, the cash value of warrants to purchase 1.8 million shares of CT Holdings common stock at an exercise price of $0.89 per share, valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. CT Holdings vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. CT Holdings removed the case to federal court in the Southern District of New York. Following mediation in July 2000, CT Holdings and JMA entered into a settlement term sheet to attempt to resolve the disputes between it and JMA, pursuant to which CT Holdings and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of the companies. CT Holdings and JMA were unable to negotiate the final definitive settlement agreement and, as a result, the matter was not settled. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the proposed settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and CT Holdings filed a motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings intends to vigorously defend against this lawsuit and has filed a counterclaim to, among other things, recover excess amounts charged by JMA in connection with related bridge loans. Trial has not been set on this matter. At a status conference held November 10, 2003 the plaintiff was given a 30 day extension to file the note of issue, which is due December 5, 2003. The court also ordered CT Holdings to produce additional discovery materials. The Company anticipates that the plaintiff will receive a trial date for sometime in early 2004. The Company cannot reasonably estimate the ultimate liability, if any, and therefore no liability has been recorded in association with this lawsuit. Given these events, including the dismissal of the lawsuit and the failure of the plaintiffs to refile a lawsuit for more than one year after the date of the dismissal, the Company, in the year ended December 31, 2001, reversed the $1,912,500 nonrecurring charge that the Company had previously recorded related to the settlement of the lawsuit.

In June 2000, CT Holdings was served with a lawsuit filed in the 157th State District Court in n June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement ("the Agreement") with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. Because CT Holdings was not properly served, Tech Data obtained a default judgment for $101,048. When CT Holdings discovered the default judgment, it filed and won a motion to set aside this judgment. In June 2001, Tech Data properly served CT Holdings. CT Holdings answered and demanded binding arbitration pursuant to the agreement. The parties filed a Joint Motion to Arbitrate in December 2001. The judge granted this motion and abated the lawsuit pending arbitration. The arbitration was held in 2002, and in January 2003, the arbitrator entered a judgment of $71,655 against CT Holdings in favor of Tech Data, together with pre-judgment interest at the applicable rate under Florida law for the period from January 2, 2000 to January 10, 2003, attorneys' fees of $3,500, and interest on these amounts in the amount of 10% per year from February 10, 2003 until the amounts are paid. In March 2003, Tech Data filed a motion to revive the abated lawsuit for purposes of entering the arbitration award as a judgment in the case and judgment was entered. Tech Data has filed a motion to appoint a receiver for the Company that is set for November 21, 2003. As part of the Distribution, Citadel assumed responsibility for this lawsuit; and has recorded a liability of approximately $101,000, although there can be no assurance that CT Holdings will be released from the lawsuit.

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the three months ended September 30, 2003 the Company recorded an accrual for legal settlement of $202,000 in association with this judgment.

In April 2003, Harte Hanks, Inc. filed a lawsuit styled "Harte Hanks, Inc. v. CT Holdings Inc. dba Citadel Computer" seeking payment of $12,513 for services performed. In July 2003, the plaintiffs filed a motion for receivership and alternatively to compel discovery in the lawsuit. At a hearing on the matter held on September 5, 2003 in the County Court of Law Number Three of Dallas County, Texas, the court ordered the Company to provide additional discovery by October 20, 2003 which the Company failed to produce. As part of the Distribution, Citadel assumed responsibility for this liability, and has recorded a liability of approximately $12,500. CT Holdings believes that Citadel will ultimately settle this liability, although there can be no assurance that CT Holdings will be released from the lawsuit.

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


ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES

In April 2003, the Company settled a liability of approximately $23,000 in exchange for 50,000 shares of CT Holdings common stock and other consideration.

In July 2003, the Company completed negotiations to settle approximately $226,000 of liabilities that had been outstanding prior to the Distribution by issuing 375,000 shares of CT Holdings common stock.

In October 2003, the Company agreed to settle approximately $416,000 of operating liabilities outstanding prior to the Distribution by issuing 575,000 shares of CT Holdings common stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

At September 30, 2003 the Company was in default on the following indebtedness:

     -    $250,000, 8% note payable due April 30, 2002 to a former director. The note is accruing interest at 18% per year and accrued interest at September 30, 2003 is $80,863.

     -    $225,796, 5% note payable due July 1, 2002 to the Company's CEO. The note is accruing interest at 18% per year and accrued interest at September 30, 2003 is $53,981.

     - $49,000, 8% note payable due September 30, 2002 to an entity related to an employee of the Company. The note is accruing interest at 18% per year and accrued interest at September 30, 2003 is $12,415.

     - $9,000, an 8% note payable to a shareholder. The note continues to bear interest at 8% with accrued interest at September 30, 2003 of $2,355.

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

CT HOLDINGS, INC.

(REGISTRANT)

Date: November 14, 2003              By: /s/ STEVEN B. SOLOMON
                                     -------------------------------------------
                                     Steven B. Solomon,
                                     President and Chief Executive Officer
                                     (Duly Authorized Signatory and
                                     Principal Executive Officer)

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