Form 10KSB
period 2003-12-31
CT HOLDINGS INC
filed 2004-04-14
CIK 752789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

As of April 13, 2004, the last reported sale price of the Company's common stock was $ 0.045 per share. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was $1,763,044 as of April 13, 2004.

As of April 13, 2004, there were 58,545,928 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format. Yes [_] No [X]

                                CT HOLDINGS, INC.
                                   FORM 10-KSB
                                  ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2003
                                TABLE OF CONTENTS


PART I

Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . . .  12

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .  14

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Small Business Issuer Repurchases of Equity Securities. . . . .  14

Item 6.  Management's Discussion and Analysis. . . . . . . . . . . . . . . .  15

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .  21

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . .  21

Item 8A. Control and Procedures. . . . . . . . . . . . . . . . . . . . . . .  22

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act . . . . . . . . .  23

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .  27

Item 11. Security Ownership of Certain Beneficial Owners and Management. . .  29

Item 12. Certain Relationships and Related Transactions. . . . . . . . . . .  30

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .  32

Item 14. Principal Accountant Fees and Services. . . . . . . . . . . . . . .  32

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF CT HOLDINGS

Since 1996 CT Holdings, Inc. (the "Company" or "CT Holdings") has provided management expertise including consulting on operations, marketing and strategic planning and has been a source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy during the years since 1996 has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies.

At December 31, 2003, the Company held an investment in Parago Inc. ("Parago"), with no carrying value recorded for this investment in Parago on the balance sheets at December 31, 2003 and 2002. Parago was formed in 1999 as an application service provider ("ASP") and Internet based business process outsourcer that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, and customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines.

Prior to December 2001, our ownership percentage in Parago exceeded 20% and accordingly our investment had been accounted for under the equity method of accounting. The carrying value of the investment in Parago was reduced to zero due to the recognition of our proportionate share of equity in Parago's losses under the equity method of accounting. In December 2001 Parago entered into an equity financing arrangement for which the Company declined to participate and as a result, the Company's ownership percentage fell to less than 1%. Since December 2001, the investment has been accounted for using the cost method of accounting. Parago reported its first unaudited operating profit during the year ended December 31, 2003. While we believe that Parago has been successful in executing its business plan there can be no assurance that Parago will remain profitable or that an acceptable return on our investment in Parago will be achieved in the foreseeable future.

At December 31, 2003, the Company holds an investment in River Logic, Inc. ("River Logic") which also has no carrying value recorded on the balance sheets at December 31, 2003 and 2002. In May 2000, CT Holdings acquired a minority interest in River Logic which develops decision-support applications for corporations across many industries. Using COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. We accounted for our investment in River Logic using the cost method because our ownership percentage was below the 20% ownership requirement to use the equity method of accounting. Due to the economic conditions affecting information technology spending in 2002 and River Logic's results of operations in 2002 the Company wrote down the carrying value of the investment in River Logic to zero during the year ended December 31, 2002. During the year ended December 31, 2003, River Logic raised cash through the issuance of preferred stock and notes payable. We believe that our investment in River Logic may provide an acceptable return on investment in the future but there can be no assurance that an acceptable return may be achieved in the foreseeable future.

CITADEL DISTRIBUTION

On May 17, 2002, CT Holdings completed the spin-off of Citadel Security Software Inc. ("Citadel") through the declaration of a pro rata dividend distribution to CT Holdings shareholders (the "Distribution"). The Distribution consisted of one
(1) share of Citadel common stock for every four (4) shares of CT Holdings (the "Distribution Ratio") held by CT Holdings shareholders as of May 6, 2002, the Record Date. Following the Distribution on May 17, 2002, Citadel became an independent company and CT Holdings retained no ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes. The results of operations and the cash flows for the period from January 1, 2002 through May 17, 2002 of Citadel are presented as discontinued operations in the statement of operations for the year ended December 31, 2002.

On the Distribution Date, CT Holdings and Citadel entered into a series of agreements including a distribution agreement, a transition services agreement, an indemnity agreement and a tax disaffiliation agreement which provides for, among other things, the principal corporate transactions required to effect the Distribution, to provide for an orderly transition to the status of two independent companies and to define the continuing relationship between Citadel and CT Holdings after the Distribution. These agreements remained in effect at December 31, 2003, and the transition services agreement expires in May 2004.

OVERVIEW OF PARAGO

We formed Parago in 1999 through the contribution of some technology assets acquired in the late 1990's during the growth period of Internet electronic commerce industry. Parago provides a proprietary, promotional marketing technology platform that helps clients reduce promotional program costs, increase sales, and enhance customer relationships.

Parago's services include:
     - Technology applications that automate and optimize both traditional and non-traditional promotional marketing initiatives
     -    On-line and off-line rebate management
     -    Patent-pending upsell/cross-sell application
     -    Transaction data client reporting

Many companies today use promotional marketing programs such as rebates, buy-one-get-one-free and instant discounts to entice customers and hopefully drive some measure of customer satisfaction and loyalty. But while these programs may be effective for acquisition, they most often fail when it comes to retention as there is little focus on customer satisfaction.

Parago's solutions seek to change the way companies think about rebates and other promotional tools. Currently rebates are viewed as a necessary evil required to remain competitive. However, all parties have been dissatisfied with the status quo. By implementing Parago's solutions, clients can turn these flawed tactical, one-way customer acquisition initiatives into strategic, two-way customer retention imperatives. By leveraging the power of the Internet and innovative technology Parago takes the pain of traditional, short-term promotional marketing programs like rebates and converts it into long-term gain and competitive advantage in the form of lower costs, increased sales and better customer relationships.

Parago's products, PromoCenter, ClickChoice and KnowledgeCenter, have all been developed collectively with the objective of leveraging Internet-based technology, processes and resources to make promotional marketing programs more efficient and effective resulting in an improved bottom line and happier customers for its clients. Parago offers a Continuous Customer Interaction business model powered by three fully integrated business centers dedicated to automating and optimizing promotions like rebates thereby creating significant competitive advantage for Parago's clients.

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

At December 31, 2003, the Company holds 20,000 shares of Parago common stock and warrants to purchase 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of common stock), after giving effect to 1 for 1000 reverse stock split in connection with Parago's Series E preferred stock offering in December 2001 to February 2002, in which the Company elected not to participate. In February 2004, our CEO loaned us $30,000 in order for us to exercise our warrants to purchase shares of Series A-3 convertible preferred stock, pursuant to a promissory note secured by a pledge of the preferred stock. In February 2004, our CEO elected to exercise an exchange right whereby he exchanged 5,000,000 (pre-1:1000 reverse stock split) shares of Parago, Inc. common stock for 6,000,000 shares of CT Holdings common stock. The CEO has waived his right to receive these shares until such time as the shares become authorized. In December 2001 and January 2002 Parago raised equity financing of approximately $15.0 million. We elected not to participate in the equity financing and as a result, our ownership percentage in Parago was reduced to approximately 1%. Our investment in Parago has no carrying value on our balance sheet as a result of applying the equity method of accounting prior to our investment falling below the 20% ownership requirement for applying the equity method of accounting. Parago has recently recorded an unaudited profit for the year ended December 31, 2003 and although Parago has had a history of operating losses, we believe that our initial $50,000 investment in Parago represented by 20,000 shares of common stock, 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock) and an additional 5,000 shares (5,000,000 pre reverse split shares) received in February 2004 when the CEO exercised his exchange right may ultimately provide an appropriate return.

OVERVIEW OF RIVER LOGIC

In May 2000, CT Holdings acquired a less than 20% minority ownership interest in River Logic. River Logic develops and markets enterprise optimization technologies and decision support applications. Recognizing a need in the marketplace, River Logic created strategic-level, process modeling tools and approaches for helping senior managers suggest, evaluate, and understand the impact of business decisions as they relate to the overall profitability of their organizations. River Logic's optimization tools integrate several technologies such as mixed integer optimization, visual process modeling, accounting, and constraint theory to bring together the best active financial planning and profitability tools on the market.

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

The Company holds an ownership interest in River Logic of approximately 8% at December 31, 2003. River Logic is an early stage software company, has a history of operating losses and requires additional funding to continue operations and to attain profitability. Since the initial investment in May 2000, River Logic has raised additional capital through the issuance of preferred stock and other equity securities. The Company periodically evaluates the carrying value of its ownership interests in its investee companies taking into consideration, among other factors, the investee company's valuation following recent infusions of capital. The Company views the pricing of recent capital transactions with unrelated third parties as a measure of the fair value of the investment in River Logic.

In June 2002, River Logic entered into an equity credit line financing arrangement at a valuation substantially below the carrying value of the investment in River Logic. As a result of the lower valuation, general information technology industry conditions during the year ended December 31, 2002 and lower operational performance by River Logic during the year ended December 31, 2002, the Company believed that the net realizable value of the investment has been permanently impaired, is now zero and accordingly, the Company wrote down its investment in River Logic to zero at December 31, 2002. During the year ended December 31, 2003, River Logic reported an operating loss and raised additional cash through the issuance of notes payable and preferred stock. While we believe that our investment in River Logic will be successful there can be no assurance that River Logic become profitable in the foreseeable future.

EMPLOYEES

As of December 31, 2003 and 2002, CT Holdings had no employees. Pursuant to the transition services agreement between Citadel and CT Holdings all employees employed by CT Holdings prior to the May 17, 2002 were transferred to Citadel after the Distribution. Approximately five employees of Citadel including the CEO and CFO spend up to 20% to 33% of their time managing the business development activities of CT Holdings. Citadel receives a transition services fee from CT Holdings for administrative serves including the costs of the shared employees. The transition services agreement expires in May 2004. Our CEO also serves as CEO and a director of Citadel, and a director of Parago and River Logic. Our CFO serves as CFO of Citadel, and another of our directors serves as a director of Citadel.

GOVERNMENT REGULATION

Government regulation has not had a material effect on the conduct of our business to date.

ACCOUNTANT'S REPORT

We have received a report from our independent auditors for our year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Please see Management's Discussion and Analysis - Liquidity and Capital Resources,

Factors That May Affect Future Operating Results and Note A to our financial statements for discussions of some of the conditions that could impact our ability to continue operations under the current business conditions.

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as may, should, could, expects, plans, anticipates, believes, estimates, predicts, potential, or continue or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

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

The following matters, among other things, may have a material adverse effect on the business, financial condition, liquidity, or results of operations of the Company. Reference to these factors in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements. Before you invest in our common stock, you should be aware of various risks, including those described below. Investing in our common stock involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to purchase shares of our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

                                  GENERAL RISKS

WE HAVE RECEIVED A GOING CONCERN REPORT FROM OUR AUDITORS, HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We received a report from our independent auditors for our year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and a significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at December 31, 2003 of approximately $1,379,000. We had no cash balance or current assets at December 31, 2003 and current liabilities total approximately $1,379,000. We have no access to capital at December 31, 2003 and we have no plans to raise capital, nor have we identified sources of capital.
In the past our funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our Chief Executive Officer, however there can be no assurance that such funds will be available from these related parties. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at December 31, 2003 to raise additional capital to invest in new business opportunities. We estimate that we will need to raise up to $1.4 million to settle liabilities and to continue to support our incubator and business development activities. Historically, we have obtained short-term funding from our Chief Executive Officer or Directors of the Company. The amount of capital and the timing of any future financing have not been determined and there can be no assurance that we will be able to raise new capital or that sources of capital would be available at terms we would be willing to accept.

We have made investments in entities that we believe may provide liquidity to the Company in the long term and we believe that our investments in Parago and River Logic have been successful. Parago has recently attained profitability. As is expected in early stage companies, River Logic has not been profitable and has had to scale back operations. Historically both companies have experienced cash flow deficiencies. The current private equity and venture capital market conditions have limited the availability of investment capital for investment in private companies. In addition, we have not participated in the additional capital infusions since our initial investments and as a result, our ownership percentage in both investee companies has been diluted. Our ownership percentage in Parago is less than 1% and approximately 8% in River Logic and the carrying values of both investments have been written down to zero.

While the performance of the investee companies to date has been as expected, there can be no assurance that we will ever achieve liquidity from these investments. In addition, there can be no assurance that our plans will be successful or what other actions may become necessary in the future. Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund operating expenses. Although we have been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to the Company's business and results of operations. At December 31, 2003 we have not identified sources of capital nor do we have any plans to raise capital to settle liabilities or to fund business development activities.

OUR BUSINESS FOCUS IS THE DEVELOPMENT AND ACQUISITION OF EARLY STAGE COMPANIES; HENCE, WE WILL ENCOUNTER NUMEROUS RISKS ASSOCIATED WITH OUR BUSINESS FOCUS AND OUR PRIOR OPERATING HISTORY MAY NOT BE A MEANINGFUL GUIDE TO EVALUATING OUR FUTURE PERFORMANCE.

Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy over the years has led to the development, acquisition and operation of technology based businesses with strong business models and compelling valuations. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in early stage ventures well positioned for growth in their respective marketplaces. We will attempt to increase the value of each investee by providing management, marketing and financial expertise along with financial capital and then realize this new value through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies. However, the impact of any advice and expertise may be limited due to a lack of a significant ownership percentage in any of our investees and the lack of available capital.

In May 2002, we were successful in spinning off Citadel into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At December 31, 2003 we held investments in two companies, Parago and River Logic. However the investments have no carrying value on the balance sheet of the Company at December 31, 2003 and 2002 due to general economic and information technology market conditions, as well as historical performance of the investee companies. During 2003 we looked for businesses and technologies in which to invest but economic and stock market conditions along with a general decline in the availability of private and public capital available to us has prevented us from making any additional investments and there can be no assurance that these factors will improve so that the Company can continue to execute its business plan.

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

CT HOLDINGS DOES NOT HAVE ACCESS TO THE CASH FLOW OR ASSETS OF CITADEL, AND HAS BEEN UNABLE TO OPERATE PROFITABLY FOLLOWING THE DISTRIBUTION

Historically, since prior to the Distribution the businesses that comprise each of Citadel and CT Holdings were under one ultimate parent, they were able to rely, to some degree, on the earnings, assets and cash flow of each other for capital requirements. After the Distribution, CT Holdings has not been able to rely on the security software business for such requirements. Following the Distribution, CT Holdings continues to maintain its own credit and banking relationships and perform its own financial and investor relations functions. Because a significant number of key employees of CT Holdings have been employed by Citadel following the Distribution, there can be no assurance that CT Holdings will be able to successfully put in place the financial, administrative and managerial structure necessary to continue to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.

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

Although we have yet to make any investments in the investment securities of companies other than Citadel, Parago, and River Logic, such investments, if and when made, could fluctuate in value, which may cause the value of such securities to exceed 40% of our total assets. Unless an exclusion or safe harbor were available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be accomplished in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we may otherwise have preferred. These sales may be at depressed prices and we might never realize anticipated benefits from, and may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

OUR STOCK IS TRADED IN THE OVER THE COUNTER MARKET.

Our common stock was de-listed from the NASDAQ SmallCap Market on May 17, 2001, because we did not meet the NASDAQ's requirements for continued listing. Our common stock now trades on the OTC Bulletin Board. The OTC Bulletin Board is generally considered to be a less efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

WE ARE INVOLVED IN LEGAL PROCEEDINGS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

We are involved in legal proceedings as described in PART I Item 3. Legal Proceedings and from time to time, we may be subject to other legal proceedings, including but not limited to claims that we have infringed the intellectual property rights of others, product liability claims, or other claims incidental to our business. While we intend to defend such lawsuits, adverse decisions or settlements, and the costs of defending such suits, could have a material adverse effect on our business.

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

Furthermore, if the Distribution does not qualify as tax-free, each CT Holdings stockholder who received Citadel Shares in the Distribution would be taxed as if he had received a cash dividend equal to the fair market value of his Citadel Shares on the Distribution Date.

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

THERE CAN BE NO ASSURANCE THAT OUR INVESTEES WILL COMPLETE AN INITIAL PUBLIC OFFERING OR OTHER LIQUIDITY EVENT.

There can be no assurance that any of our investees will complete an initial public offering, merger, sale or other liquidity event. The failure to complete an offering or other liquidity event such as an acquisition by a third party could have a material adverse effect on our stock price. You cannot be assured that an initial public offering or other liquidity event will occur in the near future or ever at all. Even if a liquidity event is achieved, we may not receive material proceeds from a liquidity event because of the existence of other securities with preferences to the securities we hold or if the price received by the investee company is not sufficient to generate a favorable return to us. In addition, we have agreed to convert the shares of Parago common stock issued in connection with the acquisition of 2-Lane Media by Parago into up to 500,000 of our shares at the option of the 2-Lane Media shareholders, and in May 2002 we exchanged 1,200 Parago shares held by some of the 2-Lane Media shareholders into 139,806 shares of our common stock. Pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock based on a conversion price of $3.75 per share (above the fair market value on the dates of issuance) at the option of such stockholders. In May 2002, the Company exchanged 16,000 shares of the Company's common stock for 40 shares of Parago common stock with one of these shareholders. In February 2004, our CEO elected to exercise an exchange right whereby he exchanged 5,000,000 (pre 1:1000 reverse split shares) shares of Parago common stock for 6,000,000 shares of CT Holdings common stock. These provisions could have the effect of diluting our stockholders if the market price for our stock is above that price at the time of conversion.

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

EACH INVESTEE HAS A HISTORY OF NET LOSSES AND COULD INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

Parago has only recently reported its first unaudited full year profit and River Logic has never reported a profit. Both investees could incur substantial losses in the future, if our investees' revenues do not grow as they anticipate, our investees may never be profitable.

TO CONTINUE THEIR OPERATIONS AND BUSINESSES, OUR INVESTEES MUST RAISE ADDITIONAL FINANCING.

Parago has only recently reported its first unaudited full year profit and River Logic has never reported a profit. Both investees could incur substantial losses in the future, if our investees do not raise additional funds, or achieve profitability, their businesses and results of operations will be seriously harmed, and our assets and share price would be materially and adversely impacted. This additional financing may not be available to our investees on a timely basis if at all, or, if available, on terms acceptable to our investees. Moreover, additional financing may cause material and immediate dilution to existing stockholders of our investees, including us.

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

Domestic and international stock markets often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, could adversely affect the market price of Parago's and River Logic's common stock, if the shares become publicly traded.

Sales of a substantial number of shares of our investees' common stock in the public market after an initial public offering could depress the market price of their common stock and could impair their ability to raise capital through the sale of additional equity securities.

ITEM 2. DESCRIPTION OF PROPERTY

CT Holdings shares office space with Citadel Security Software and as part of the transition services agreement CT Holdings is charged a monthly administrative fee of approximately $20,000 per month which includes the cost of the space. We believe that these facilities will be sufficient to meet our needs for the foreseeable future.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but the court has not ruled on the motions. No trial date has been set at the time. The Company intents to vigorously defend this case.

In June 2000, CT Holdings was served with a lawsuit filed in the 157th State District Court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, breach of fiduciary duty, tortuous interference, violation of the Texas Deceptive Trade Practices Act and negligence. The case was styled Michael and Patricia Ferguson v. CT Holdings, Inc. Specifically, the Ferguson's claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. In July, 2002, the plaintiffs were awarded damages of $575,510, pre-judgment interest of $86,748, attorneys' fees of $103,818, post-judgment interest at 10% per year, and costs. The Company had a liability of $785,000 recorded at December 31, 2002 for this judgment.

CT Holdings appealed the judgment in a case styled CT Holdings Inc. v. Michael and Patricia Ferguson in the Fourteenth Court of Appeals in Houston, Texas. In January 2003, the plaintiffs filed a motion to have the District Court appoint a receiver to sell assets to satisfy the judgment. In April 2003 the parties settled the lawsuit for $225,000 in cash, which was obtained from Citadel in exchange for a demand note payable bearing interest at 12% per year.

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. During 2003 the parties reached a settlement whereby Tech Data has agreed to receive 12 monthly payments of $8,000 per month for settlement of this liability. As part of the Distribution, Citadel assumed payment responsibility for this lawsuit and has begun making the payments.

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

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of

$57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the year ended December 31, 2003 the Company recorded an accrual for legal settlement of $207,000 including accrued interest in association with this judgment. PWC has obtained a garnishment of CT Holdings' bank account and is seeking to obtain post-judgement discovery. CT Holdings is attempting to negotiate a settlement of this case.

In January 2003, R.R Donnelly asserted claims against the Company and Steve B. Soloman alleging non-payment for services provided to CT Holdings by the plaintiff during the nine months ended September 30, 2002. The plaintiff is seeking $16,872 from the Company for past due invoices as well as attorney's fees in the amount of $24,000, court costs and post-judgment interests at the highest legal rate. The Company had a liability of approximately $50,000 recorded at December 31, 2003 and 2002 for the services preformed by the vendor. The Company intends to vigorously defend this lawsuit.

In April 2003 MWW Group re-filed an old suit styled "MWW Group v. CT Holdings et.al" in the Superior Court of Bergen County, New Jersey which had been dismissed for want of prosecution. On July 21, 2003 a default judgment was entered against CT Holdings and Steve Solomon. On December 9, 2003, the Court signed an order vacating the default judgment. The plaintiff alleges damages in the amount of $91,290. The case is in the discovery stage and is not yet scheduled for trial. The Company intends to vigorously defend this case.

In April 2003, Harte Hanks, Inc. filed a lawsuit styled "Harte Hanks, Inc. v. CT Holdings Inc. dba Citadel Computer" seeking payment of $12,513 for services performed. In July 2003, the plaintiffs filed a motion for receivership and alternatively to compel discovery in the lawsuit. At a hearing on the matter held on September 5, 2003 in the County Court of Law Number Three of Dallas County, Texas, the court ordered the Company to provide additional discovery by October 20, 2003 which the Company failed to produce. As part of the Distribution, Citadel assumed responsibility for this liability, and has settled this liability for a total payment of $8,000.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PUECHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the OTC Bulletin Board under the symbol CITN. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported by the OTCBB and displayed on its website. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                     HIGH     LOW
                                   -------  -------
     YEAR ENDED DECEMBER 31, 2003
          1st Quarter . . . . . . .$ 0.020  $ 0.011
          2nd Quarter . . . . . . .  0.065    0.010
          3rd Quarter . . . . . . .  0.036    0.021
          4th Quarter . . . . . . .  0.079    0.021

     YEAR ENDED DECEMBER 31, 2002
          1st Quarter . . . . . . .$ 0.449  $ 0.208
          2nd Quarter . . . . . . .  0.343    0.060
          3rd Quarter . . . . . . .  0.070    0.026
          4th Quarter . . . . . . .  0.030    0.006

At December 31, 2003 there were approximately 786 holders of common stock of the Company. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefore. The Company has never paid cash dividends on its common stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors that the Board of Directors of the Company may consider.

The stock option information shown below is not subject to a stock option plan approved by shareholders.

                               Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Number of
                                                                                                                  securities
                                                                                                             remaining available
                                                                                                             for future issuance
                                                                                                                under equity
                                                                                                              compensation plans
                                 Number of securities to be issued      Weighted-average exercise price           (excluding
                                    Upon exercise of outstanding       of outstanding options, warrants      securities reflected
Plan category                       options, warrants and rights                  and rights                    in column (a))
-----------------------------    ---------------------------------    -----------------------------------   ---------------------
                                                (a)                                   (b)                            (c)
Equity compensation plans
approved by security holders.                    -                                     -                              -

Equity compensation plans not
approved by security holders.               2,917,500 (1)                            $0.24                            -

(1) Excludes common stock that may be issued in the event the Company's CEO exercises a right to exchange 5,000,000 (pre 1:1000 reverse stock split) shares of Parago common stock for 6,000,000 shares of CT Holdings common stock. This exchange right was exercised in February 2004. The CEO has waived his right to receive these shares until such time as shares become authorized.

Recent Sales of Unregistered Securities

During the year ended December 31, 2003, the Company settled liabilities in the aggregate amount of approximately $665,000 in exchange for 1,000,000 shares of CT Holdings common stock and other consideration.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein, as well as the disclosure relating to forward-looking statements set forth above under the caption Factors That May Affect Future Operating Results.

OVERVIEW

CT Holdings, Inc. provides management expertise and sources of capital to early stage companies. At December 31, 2003 and 2002 we held investments in Parago and River Logic. We were incorporated in Delaware in 1992. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

Recent geopolitical, economic and stock market conditions along with lack of available capital have limited our ability to raise sufficient capital to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. Historically, these factors have also affected the businesses of our investee companies and as a result, in years prior to the year ended December 31, 2003 the carrying values of our investments in Parago and River Logic have been written down to zero. We expect that if and when capital becomes available to us, we may continue our business development and investment activities, however there can be no assurance that any capital will be available to us. Until such time as capital becomes available the Company's business activities will be limited to reviewing investment opportunities, filing of compliance documents and defending the lawsuits disclosed in Part I, Item 3 - Legal Proceedings.

THE CITADEL SECURITY SOFTWARE DISTRIBUTION AND DISCONTINUED OPERATIONS

In November 2001, the board of directors of CT Holdings approved the spin-off of Citadel Security Software, Inc. ("Citadel") through the declaration of a pro rata dividend distribution to the holders of record of the outstanding shares of CT Holdings common stock (the "Distribution"). The Distribution consisted of one
(1) share of Citadel common stock for every four (4) shares of CT Holdings (the "Distribution Ratio") held by CT Holdings shareholders as of May 6, 2002 (the "Record Date"). Following the Distribution on May 17, 2002 (the "Distribution Date"), Citadel became an independent company and CT Holdings has no continuing ownership interest in Citadel. The Distribution is intended to be a tax free distribution for U.S. federal tax purposes although neither we nor Citadel have requested or obtained any opinions as to the tax treatment of the Distribution. On the Distribution Date, CT Holdings and Citadel entered into a series of agreements including a distribution agreement, a transition services agreement expiring May 2004 and a tax disaffiliation agreement which provide for, among other things, the principal corporate transactions required to effect the Distribution, to provide for an orderly transition to the status of two independent companies and to define the continuing relationship between Citadel and CT Holdings after the Distribution.

After the Distribution, two of five directors of CT Holdings were directors of Citadel and the Chief Executive Officer and the Chief Financial Officer of CT Holdings hold the same positions with Citadel. Following the Distribution up to 20% to 33% of the officers' time has been be spent on work related to CT Holdings. All employees of CT Holdings became employees of Citadel following the Distribution. Under the transition services agreement Citadel provides accounting, administrative, information management, office space and other services, including the services of the two officers, to CT Holdings in return for a payment of a monthly administrative fee initially estimated at $20,000 per month. The fee may be adjusted quarterly subject to a reallocation of the estimated time devoted to each company. The transition services agreement expires in May 2004.

As a result of the Distribution, the financial statements and the results of operations of Citadel are presented in the statement of operations as discontinued operations in CT Holdings' financial statements for the period from January 1, 2002 through the Distribution Date of May 17, 2002. Summary financial information with respect to Citadel is provided below:

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

OVERVIEW OF PARAGO

In January 1999, we formed Parago, an application service provider and Internet based business process outsourcer that provides a suite of technology offerings (including PromoCenter, ClickChoice and KnowledgeCenter) designed to increase sales, reduce costs, and retain customers for retailers, manufacturers and service organizations. Parago's continuous customer interaction services include online promotional management (including online rebate processing), proactive email, online surveys, and customer data analysis and reporting.

In connection with an acquisition by Parago in March 1999, we agreed to convert the Parago shares of common stock issued in connection with the merger into a maximum of 500,000 of our shares at the option of the shareholders of the company acquired by Parago. In May 2002 the Company exchanged 139,806 shares of the Company's common stock for 1,200 post reverse split shares of Parago common stock with some of these shareholders. In addition, pursuant to the terms of the subscription agreements between Parago and some of its stockholders, we may be required to issue up to 414,000 shares of our common stock to such stockholders based upon a conversion price of $3.75 per share. In May 2002, the Company exchanged 16,000 shares of the Company's common stock for 40 post reverse split shares of Parago common stock with one of these shareholders. In February 2004, our CEO elected to exercise an exchange right whereby he exchanged 5,000,000 (pre 1:1000 post reverse split) shares of Parago for 6,000,000 shares of CT Holdings common stock. These provisions could have the effect of diluting our stockholders.

After a 1 for 1000 reverse stock split by Parago in connection with its Series E preferred stock offering in December 2001 to February 2002, in which the

Company elected not to participate, the Company holds 20,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Parago's Series A-3 Preferred Stock (convertible into 2,887 shares of Parago's common stock) at December 31, 2003. In February 2004, our CEO loaned us $30,000 in order for us to exercise our warrants to purchase shares of Series A-3 convertible preferred stock, pursuant to a promissory note secured by a pledge of the preferred stock. In December 2001 Parago completed the first closing ($13.6 million) of an equity financing of approximately $15.0 million. Approximately $1.4 million of equity financing was closed in February 2002. We elected not to participate in their financing transaction. As a result, our ownership percentage in Parago was reduced to less than 1%. Our investment in Parago for the period from January 1, 2001 through December 12, 2001 was accounted for under the equity method of accounting for investments and accordingly as a result of our ownership falling below 20%, has been accounted for using the cost method of accounting since December 13, 2001. Under the cost method of accounting, the Company's share of the income or loss from Parago is not included in operations. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. If the carrying value of the Company's net investment falls below zero, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the Company's ownership percentage exceeds 20% and the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized is recovered through our proportionate share of net income if Parago turns profitable. We believe that our $50,000 investment in Parago represented by 20,000 shares of Parago's common stock (plus 1,240 shares to be received from the exchanges in May 2002), 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of Parago common stock) and an additional 5,000 shares (5,000,000 pre 1:1000 post reverse split) received in February 2004 when the CEO exercised his exchange rights for 6,000,000 shares of the Company's common stock may ultimately provide an appropriate return.

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

Since the Company's initial investments, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. As of December 31, 2002, the Company recognized that this investment would continue to be initially illiquid. However during the year ended December 31, 2002 general economic conditions worsened, stock market valuations declined from the values at December 31, 2001 and raising capital at previous historical valuations became difficult. We considered all the facts and circumstances of River Logic's business, marketplace and cost of new capital and based on these considerations we determined that the fair market value of the Company's investment in River Logic had been permanently impaired and that our investment in River Logic may never be realized. Accordingly we wrote down the carrying value of our investment in River Logic to $0 at December 31, 2002. Our investment in River Logic is accounted for using the cost method of accounting for investments in common stock therefore no proportionate share of equity in income or loss is recorded.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At December 31, 2003 and 2002, we had no investee company qualified for this accounting method.

EQUITY METHOD: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations. At December 31, 2003 and 2002, we had no investee company qualified for this accounting method.

COST METHOD: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations. Our investments in Parago and River Logic were accounted for using this method of accounting at December 31, 2003 and 2002.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE ENDED DECEMBER 31, 2002

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

GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended December 31, 2003 general and administrative expenses were approximately $296,000 representing a decrease of approximately $614,000 or 67.5% from the approximately $910,000 of general and administrative expenses recorded for the year ended December 31, 2002. The decrease is primarily due to lower legal, accounting, consulting and other professional fees and expenses resulting from the lower business development activities during the year ended December 31, 2003 versus the similar period of 2002.

FORGIVENESS OF ACCOUNTS PAYABLE

During the year ended December 31, 2003, a vendor released the Company from payment of approximately $162,000 of invoices for professional services rendered to the Company.

COMMON STOCK ISSUED AS COMPENSATION

During the year ended December 31, 2002 the Company issued 6,647,500 shares of common stock to employees and directors of the Company pursuant to the exercise of stock options. The aggregate exercise price of these stock options was approximately $1,347,000. Notes receivable for $1,312,500 were received for the exercise price and subsequently fully reserved and expensed as stock compensation expense. An additional $34,500 was recorded as a stock bonus expense during the year ended December 31, 2002.

LITIGATION ACCRUAL AND REVERSAL

In June 2000, CT Holdings was served with a lawsuit filed in state court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, tortuous interference and negligence. Specifically, the Ferguson's claimed that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. The trial in this case was held from April 22, 2002 until May 1, 2002, and the Company received the judgment from the trial court in July 2002. The trial court awarded the Fergusons approximately $766,000 in damages, interest and legal fees. As a result of the judgment, the Company recorded approximately $766,000 plus $19,000 of interest expense as a nonrecurring charge related to the litigation. At December 31, 2002 we had an accrued liability of $785,000 for this lawsuit.

In April 2003 we settled the lawsuit for $225,000 payable in cash and accordingly reversed $560,000 of the accrued liability. Citadel loaned us $225,000 which is represented by a demand note payable bearing interest at 12% per year. As of December 31, 2003 the accrued interest balance was approximately $21,000.

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP
v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the year ended December 31, 2003 the Company recorded an accrual for legal settlement of $207,000 in association with this judgment including post-judgement accured interest of approximately $7,000.

WRITEDOWN OF INVESTMENT IN AFFILIATES

During the year ended December 31, 2002 general economic conditions worsened, stock market valuations declined from the previous values and raising capital at previous historical valuations became difficult. We considered these and other facts and circumstances of River Logic's business, marketplace and cost of new capital and based on an this consideration at June 30, 2002 we determined that the fair market value of the Company's investment in River Logic had declined to approximately $500,000 and accordingly wrote down the investment by $2,203,975. At December 31, 2002 we determined that the fair value of our investment in River Logic had declined to zero and accordingly wrote down the remaining carrying value to zero at December 31, 2002.

GAIN ON SETTLEMENT OF LIABILITIES

During the year ended December 31, 2003 we completed negotiations to settle approximately $665,000 of liabilities that had been outstanding prior to the Citadel Distribution by issuing 1,000,000 shares of CT Holdings common stock along with 250,000 pro rata dividend shares of Citadel common stock that had been reserved for issuance at the Distribution Date. The difference between the fair value of the shares and the recorded liabilities of approximately $415,000 was recognized as a gain in the statement of operations. A gain on the settlement of a liability with stock of approximately $9,000 was recognized in the year ended December 31, 2002.

GAIN FROM OFFSET OF NOTES RECIEVABLE AGAINST NOTES PAYABLE

During 2003, the Company agreed to offset a note payable to our CEO, a note payable to a former director and a note payable to an entity controlled by an employee (as to each of which the Company was in default) aggregating approximately $525,000 plus accrued interest of approximately $172,000 against notes receivable from these individuals aggregating approximately $1,107,000 plus accrued interest receivable of approximately $148,000. The notes receivable and related accrued interest had been fully reserved. As a result, the Company has recorded a gain of approximately $642,000.

INTEREST (INCOME) EXPENSE

Interest expense for the year ended December 31, 2003 was approximately $125,000 representing interest expense on advances and notes payable to related parties, notes payable to shareholders and the demand note payable to Citadel. Interest expense for the year ended December 31, 2002 was approximately $129,000 and includes a charge of approximately $51,000 related to the beneficial conversion feature of $600,000 of convertible debt issued during the year ended December 31, 2002 and approximately $43,000 of interest expense on advances and notes payable to related parties and notes payable to shareholders. The increase in interest expense, excluding the charge for the beneficial conversion feature, is due to higher average balances of interest bearing debt outstanding during the year ended December 31, 2003. Interest income of approximately $55,000 related to notes receivable from shareholders was recognized during the year ended December 31, 2003.

OTHER (INCOME) EXPENSE

Other expense for the year ended December 31, 2002 was approximately $36,000 representing the fair market value of common stock issued for the exercise of exchange rights granted by the Company.

NET INCOME (LOSS)

For the year ended December 31, 2003 we reported a net income from continuing operations of approximately $1,211,000 versus a loss from continuing operations of approximately $5,932,000 for the year ended December 31, 2002. As a result of the Distribution, the results of operations of Citadel for the year ended December 31, 2002 are presented as discontinued operations. The loss from discontinued operations related to Citadel for the year ended December 31, 2002 was approximately $943,000. In addition to the loss from discontinued operations, we recorded transaction costs directly related to the spin-off transaction, primarily, legal and accounting fees, of $185,000 for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent auditors for our year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at December 31, 2003 of approximately $1,352,000. We had no cash balance or current assets at December 31, 2003 and current liabilities total approximately $1,352,000. We have no access to capital at December 31, 2003 and we have no plans to raise capital nor have we identified sources of capital. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our Chief Executive Officer, however there can be no assurance that such funds will be available from this related party. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at December 31, 2003 to raise additional capital to invest in new business opportunities. To do so we estimate that we will need to raise up to $1.4 million to settle liabilities after which we may then begin to support our incubator and business development activities. However there can be no assurance that we will raise additional funds needed to settle our liabilities.

There can be no assurance that management's plans will be successful or what other actions may become necessary. There can be no assurance that the Company will ever achieve liquidity for its investments. Until we are able to create liquidity from an additional inflow of new capital or from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require external sources of working capital to fund our operating expenses. Our inability to raise capital could have a material adverse effect on our business and operations that could be material to our results of operations.

The net cash used in operating activities was $225,000 for the year ended December 31, 2003. This is the result of net income of approximately $1,211,000 for the year ended December 31,2003 and an accrual for a legal settlement of $207,000 including accured interest, offset by the reversal of litigation accrual of $560,000 resulting from the settlement of a legal claim, a gain on the offset of notes payable with note receivable that were previously written off of approximately $697,000, the forgiveness of vendor accounts payable of approximately $162,000 a gain of approximately $415,000 recognized upon the settlement of operating liabilities with the issuance of common stock and offset by cash from changes in operating assets and liabilities of approximately $192,000.

The net cash used in operations of approximately $418,000 for the year ended December 31, 2002 is principally a result of the net loss of approximately $7,060,000 offset by a net loss from discontinued operations of approximately $943,000, stock compensation expense of $1,347,000, a write down of our investment in affiliates of approximately $2,734,000, a legal settlement accrual of $785,000 and the changes in operating assets and liabilities of approximately $748,000.

There was no cash from investing activities for the years ended December 31, 2003 or 2002. Cash flows provided from financing activities for the year ended December 31, 2003 includes $225,000 of proceeds from a note payable to Citadel. In April 2003 we settled a lawsuit for $225,000 payable in cash. Citadel loaned the Company $225,000 which is represented by a demand note payable bearing interest at 12% per year.

Cash flows provided by financing activities was approximately $618,000 for the year ended December 31, 2002, primarily resulting from the proceeds of a convertible note from a shareholder of $600,000, proceeds of notes and advances payable from related parties of approximately $518,000 offset by payments on notes payable to related parties of approximately $533,000 and $25,000 in proceeds from the sale of common stock.

At December 31, 2003 the Company was in default on the following indebtedness:

     - $9,000, an 8% note payable to a shareholder. The note continues to bear interest at 8% with accrued interest at December 31, 2003 of $2,355.

As a result of the aforementioned factors, there were no net cash flows from continuing operations in the year ended December 31, 2003. During the year ended December 31, 2002 there were approximately $200,000 of net cash flows provided by continuing operations and the net contribution by CT Holdings to Citadel was approximately $200,000 for the same period. The net result in both periods was no cash balance at December 31, 2003 and 2002.

CONTRACTUAL OBLIGATIONS

At December 31, 2003 we have no long term debt obligations, capital lease obligations, operating lease obligations or long term capital purchase commitments. However at December 31, 2003 we have accrued obligations for estimated payments of legal judgments against us and for payments to Citadel under the transition services agreement and demand note payable, none of which may be paid until such time as the Company has sufficient cash to pay these obligations.

ITEM 7.   FINANCIAL STATEMENTS

The Financial Statements for the years ended December 31, 2003 and 2002 are found following the signature page of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On March 7, 2003 the Company filed a Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Registrant has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrant's independent public accountants.

ITEM 8A.  CONTROL AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2003, the period cover by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934


DIRECTORS The names of our directors, their principal occupations and the year in which each current Director of CT Holdings, Inc. (the "Company") initially joined the Board of Directors are set forth below.

                                                                            DIRECTOR
NAME                AGE              POSITION WITH THE COMPANY               SINCE
------------------  ---  -------------------------------------------------  --------
Steven B. Solomon    39  President, Chief Executive Officer,
                          and Secretary                                         1992
Chris A. Economou    48  Director                                               1993
Mark Rogers          43  Director                                               1996
Dr. Axel Sawallich   58  Director                                               1993

STEVEN B. SOLOMON has served as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996, as the President and Chief Executive Officer of Citadel Security since its formation in December 1996 and as a director of LoneStar Hospitality Corp from 1992 until its merger with the Company in 1996. Mr. Solomon also serves as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. Since May 5, 2000 Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage.


CHRIS A. ECONOMOU has served as a director of CT Holdings since February 1996 and as a director of Citadel since November 2001, and as a director of LoneStar Hospitality Corp. from June 1993 until its merger with the Company in 1996. Mr. Economou has been engaged in the private practice of law in Fort Lauderdale, Florida, primarily in the transactional and corporate areas since 1981. Mr. Economou also served as a director of Parago during its incubation phase from January 1999 to February 2000.


MARK ROGERS has served as a director of the Company since July 1996. Since 1999 Mr. Rogers has been President of Alchemy Consulting, Inc., a business advisor firm focusing on venture-backed technology companies throughout their life cycle. He has been involved with several turnarounds and has also advised and assisted start-up companies with strategy and financings including mergers and acquisitions. From 1989 to 1999 Mr. Rogers has served as a partner and Chief Operating Officer of NFT Ventures, a venture capital fund established by Ray Noorda, the founder of Novell, Inc. In connection with his position at NFT Ventures, Mr. Rogers advised several computer software companies in Texas, Utah and Silicon Valley, with respect to various strategic and developmental matters. Mr. Rogers also served as a director of Parago during its incubation phase from January 1999 to February 2000.

DR. AXEL SAWALLICH has served as a director of the Company since February 1996 and was a director of LoneStar from March 1993 until its merger with the Company in 1996. Since January 1997, Dr. Sawallich has been chief investment consultant for Lifeplan Investments, Vienna, Austria. Since 1993, he has been the managing partner of Global Invest, an investment firm located in Vienna. Dr. Sawallich has also been acting as an independent, publicly certified, investment advisor since 1993.

There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates. Section 16(a) of the Exchange Act, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of the Company's Common Stock with the SEC. These insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of the Section 16(a) forms furnished to the Company during 2003, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company's officers, Directors and beneficial owners of more than 10% of the outstanding shares of Common Stock were filed on a timely basis.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

                                 POSITION WITH            Officer
NAME               AGE            THE COMPANY              Since
-----------------  ---  -------------------------------  ----------

Steven B. Solomon   39  President,
                         Chief Executive Officer,
                         Secretary and Director                1992

STEVEN B. SOLOMON has served as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996, as the President and Chief Executive Officer of Citadel Security since its formation in December 1996 and as a director of LoneStar Hospitality Corp from 1992 until its merger with the Company in 1996. Mr. Solomon also serves as a Director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. Since May 5, 2000 Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of CT Holdings that creates and operates integrated networks of decision support tools, elearning solutions and ecommerce capabilities designed to enable decision makers to leverage knowledge and information to gain competitive advantage.

Committees of the Board of Directors

During fiscal year 2003, there was one meeting of the Company Board of Directors. All directors attended 75% or more of the aggregate of meetings of the Board and their committees held during their respective terms. In addition, the Board took action by written consent three times.

The Company's board of directors has established a standing audit committee composed exclusively of outside directors, Mr. Economou and Mr. Rogers to assist in the discharge of its responsibilities.

The Audit Committee meets with the Company's financial management and independent auditors and reviews the accounting principles and the scope and control of the Company's financial reporting practices, and makes reports and recommendations to the Board with respect to audit matters. The Audit Committee also recommends to the Board the appointment of the firm selected to be independent certified public accountants for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent certified public accountants the Company's annual audit and annual financial statements; and reviews with management the status of internal accounting controls and internal audit procedures and results. The Audit Committee met four (4) times during fiscal year 2003 and took action by written consent one time. The Audit Committee is required to have and will continue to have at least two members, all of whom must be "independent directors" as defined in the Marketplace Rules of the Nasdaq Stock Market. Messrs. Economou and Rogers are the current members of the Audit Committee. The Board has determined that

Messrs. Economou and Rogers are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. The Board has also determined that Messrs. Economou and Rogers each meet the independence requirements set forth in the Marketplace Rules of the Nasdaq Stock Market.

The Securities and Exchange Commission ("SEC") has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. Based on its review of the criteria of an audit committee financial expert under the rule adopted by the SEC, the Board of Directors does not believe that any member of the Board of Directors' Audit Committee would be described as an audit committee financial expert. At this time, the Board of Directors believes it would be desirable for the Audit Committee to have an audit committee financial expert serving on the committee, though the Company believes that its current financial position will render it difficult to engage an audit committee expert at this time. Because of the Company's small size and limited resources, the Company believes that it would be difficult to recruit an audit committee financial expert.

The Company's Board of Directors has adopted a written charter for the Audit Committee of the Board. A copy of the written Audit Committee charter will be attached as an exhibit to the proxy statement for CT Holdings annual shareholder meeting and will be made available on the company's website, www.ct-holdings.com.

The Company does not have a compensation committee, but the entire Board reviews the compensation and employee benefits of officers of the Company.

The Board does not have a nominating committee, as nominations are made by the independent members of the Board as a whole.

The Board seeks to identify qualified individuals to become board members and determine the composition of the Board and its committees. When considering a potential director candidate, the Board looks for personal and professional integrity, demonstrated ability and judgment and business experience. The Board will review and consider director nominees recommended by stockholders. There are no differences in the manner in which the Board evaluates director nominees based on whether the nominee is recommended by a shareholder.

Directors' Compensation

CT Holdings reviews its compensation arrangements for directors from time to time and may alter these arrangements. Directors will receive no cash compensation for services as a director or as a member of a committee of CT Holdings' board. CT Holdings will reimburse each director for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

We may, in our discretion, grant stock options and other equity awards to our non-employee directors. Our outside directors hold no options to purchase common stock of the Company at December 31, 2003.

Our Board of Directors adopted a Code of Business Conduct for all of our directors, officers and employees and a Code of Ethics for our CEO and Senior Financial Executives in April 2004. Stockholders may request a free copy of our Code of Business Conduct and Code of Ethics from:

CT Holdings, Inc.
Attention: Investor Relations
8750 North Central Expressway, Suite 100
Dallas, Texas 75231
214/520-9292

To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at www.ct-holdings.com.
                                     --------------------

ITEM 10.  EXECUTIVE COMPENSATION

The table below sets forth certain information with respect to the annual and long term compensation of the named executives for services to CT Holdings for its chief executive officer and chief financial officer who are the only officers of CT Holdings. Since the Distribution on May 17, 2002 Mr. Solomon has been employed by Citadel, also as Citadel's CEO. During the year ended December 31, 2001 and the period from January 1, 2002 through May 17, 2002 compensation was paid by CT Holdings and has been allocated to the operations of Citadel as if paid by Citadel. Pursuant to the transition services agreement CT holdings is charged $20,000 per month for the services of Mr. Solomon as CEO. Except for share information the compensation table presents the total compensation paid by CT Holdings to Mr. Solomon.


                                          SUMMARY COMPENSATION TABLE
                                                                                        LONG-TERM
                                            ANNUAL COMPENSATION                        COMPENSATION
                           --------------------------------------------------------   -------------
                                                                                       SECURITIES
                           PERIOD                     ANNUAL           OTHER           UNDERLYING         ALL OTHER
                            ENDED    SALARY ($)     BONUS ($)     COMPENSATION ($)     OPTIONS (#)     COMPENSATION ($)
                           -------   -----------    ----------    -----------------   -------------    -----------------
Steven B.Solomon           12/2003  $           0  $          0  $                0            0      $             0
  Chief Executive Officer  12/2002         75,000        56,250                   0    2,000,000 (1)            7,804 (2)
                           12/2001        200,000       150,000                   0    5,000,000 (1)           17,548 (3)

(1) Excludes 6,000,000 shares of CT Holdings common stock that were issued in February 2004 to Mr. Solomon when he exercised his right to exchange 5,000,000 (pre- 1:1000 reverse stock split) shares of Parago common stock for shares of common stock of the Company. Because the Company did not have enough authorized shares at the date of exercise, Mr. Solomon has waived his right to those shares until such time as additional shares are authorized

(2) Includes a car allowance of $4,275, and payments for life, health and disability insurance premiums.

(3) Includes a car allowance of $11,400 plus $6,048 for payments of life insurance premiums.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                             INDIVIDUAL GRANTS
                   -------------------------------------------------------------------
                                             PERCENT OF
                   NUMBER OF SECURITIES     TOTAL OPTIONS       EXERCISE
                    UNDERLYING OPTIONS       GRANTED TO          PRICE      EXPIRATION
NAME                     GRANTED          EMPLOYEES IN 2003      ($/SH)        DATE
-----------------  --------------------  ------------------    ----------   ----------
Steven B. Solomon                     0                 0.0%  $       0.00           -

The following table describes, for each of the Named Executive Officers, options exercised and the potential values for their unexercised in-the-money options at December 31, 2003:

                                                             NUMBER OF              VALUE OF
                                                            SECURITIES            UNEXERCISED
                                                            UNDERLYING            IN-THE-MONEY
                                                       UNEXERCISED OPTIONS          OPTIONS
                                       SHARES            AT FISCAL YEAR-        AT FISCAL YEAR-
                   ACQUIRED ON         VALUE            END (EXERCISABLE/     END (EXERCISABLE/
NAME                EXERCISE          REALIZED           UNEXERCISABLE)       UNEXERCISABLE) (2)
-----------------  -----------  --------------------  ---------------------  --------------------
Steven B. Solomon            0  $                  0        2,000,000 / 0(1) $             0 / $0

(1) Based on the market price on the date exercised less the exercise price payable for each share.

(2) Based on the fair market value of the Company's Common Stock (at December 31, 2003) per share less the exercise price payable for each share.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

The transition services agreement between Citadel and CT Holdings calls for the sharing of the salaries and benefits of the CEO, CFO and some administrative employees of Citadel that perform services for CT Holdings but whose payroll and benefits are assigned to Citadel. The agreement allows for a charge to CT Holdings of $20,000 per month representing an allocation of the payroll, benefits and an allocation of overhead (includes rent and general office expenses applied as a percentage of payroll and benefits) associated with the shared employees. The transition service agreement expires May 2004. At December 31, 2003, Mr. Solomon does not have an employment agreement with CT Holdings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 6, 2004, there were issued and outstanding approximately 58,545,928 shares of Common Stock. There is no other class of voting security of the Company issued or outstanding. The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of April XX, 2004 by
(i) each person known to the Company to own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors, named executive officers and other executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares to which the individual has the right to acquire within 60 days of April 6, 2004 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned and has an address of c/o CT Holdings, 8750 North Central Expressway, Suite 100, Dallas, Texas 75231.

                                             NUMBER OF    APPROXIMATE
                                                             PERCENT
NAME AND ADDRESS                           SHARES OWNED     OF CLASS
-----------------------------------------  ------------  ------------

Steven B. Solomon (1)                        16,285,993         24.5%

Chris A. Economou                               724,400          1.2%
     150 North Federal Highway, # 210
     Fort Lauderdale, Florida 33301

Mark Rogers                                     651,500          1.1%
     751 Laurel St. #19
     San Carlos, California

Dr. Axel Sawallich                              387,144           *
     Beatrixgasse 3
     1030 Vienna, Austria.

Lawrence Lacerte (2)                          5,450,000          9.3%
     5950 Sherry Lane
     Dallas, Texas 75225

Thomas E. Oxley (3)                           6,244,800         10.2%
     2727 South Ocean Blvd., #803
     Highland Beach, FL 33487

All officers and directors
  as a group (5 persons)(4)                  18,324,037        27.54%

*    Less than 1%

(1) Includes 2,000,000 shares of Common Stock subject to fully vested options. Includes 6,000,000 shares of CT Holdings common stock that were issuable in February 2004 when Mr. Solomon exercised his right to exchange 5,000,000 (pre 1:1000 reverse stock split) shares of Parago common stock. Since the issuance of all 6,000,000 shares would cause the number of shares outstanding to exceed the authorized shares of 60,000,000, Mr. Solomon has waived his right to these shares until such time as the shares become authorized.

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

(4) Includes 2,000,000 shares issuable pursuant to presently exercisable options or warrants and 6,000,000 shares of CT Holdings Common Stock that were issuable in February 2004 when Mr. Solomon exercised his right to exchange 5,000,000 pre 1:1000 split shares of Parago common stock for shares of CT Holdings Common Stock. Mr. Solomon has elected not to receive the actual shares until such time as the shares become authorized.

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

DISTRIBUTION AGREEMENT

In connection with the Distribution, CT Holdings and Citadel entered into the distribution agreement, which provides for, among other things, the principal corporate transactions required to effect the Distribution and certain other agreements relating to the continuing relationship between Citadel and CT Holdings after the Distribution.

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

TRANSITION SERVICES AGREEMENT

In connection with the Distribution, Citadel entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and Citadel will provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support. The transition services agreement provides generally that each of Citadel and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement provided for an initial one year term and will renew for additional one year term, which expires in May 2004, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional. Initially, CT Holdings will pay Citadel a monthly fee of $20,000, subject to adjustment on a quarterly basis. No adjustments to the fee have been made through December 31,2003 We believe that the terms and conditions of the transition services agreement are as favorable to us as those available from unrelated parties for a comparable arrangement.

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

CT HOLDINGS' RELATED PARTY TRANSACTIONS

Mr. Solomon, our CEO, and a director, is also CEO, and a director of Citadel, and a director of Parago and River Logic. Messrs. Lacerte and Romano are former directors of CT Holdings having resigned from the CT Holdings Board effective with the Distribution. Messrs. Lacerte and Romano are former directors of Citadel having resigned from the Citadel Board in October 2002. Both are shareholders in Citadel and CT Holdings. Mr. Lacerte is also a former director and shareholder of Parago. Mr. Romano served as a director of Encore, an investment that was liquidated in 2002.

During the years ended December 31, 2003 and 2002 CT Holdings received substantially all of its financing from its CEO, directors and other related parties. The related party transactions of CT Holdings are described below. Other than transactions related to the agreements related to the Distribution described above there were no transactions with Citadel following the Distribution Date.

During the years ended December 31, 2003 and 2002, CT Holdings incurred legal fees in the amount of approximately $12,675 and $134,000 to a law firm in which David Wood, an attorney who was a former CT Holdings' employee and is a relative of our CEO, is a partner.

During the year ended December 31, 2001, CT Holdings issued an 8% note payable to Mr. Lacerte for $250,000 and payable April 30, 2002. This note was unpaid at December 31, 2002 and was in default. In May 2002, prior to the Distribution Date, Mr. Lacerte exercised stock options for 2,250,000 shares of CT Holdings' common stock by entering into a note payable to CT Holdings for $450,000, the aggregate exercise price of the options. This note receivable was fully reserved. Pursuant to an agreement with the Company the note payable and note receivable have been offset at their equivalent fair values.

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

In June 2001, our CEO funded and guaranteed CT Holdings' participation in a bank bridge loan financing of Parago. In consideration for this funding and guarantees, CT Holdings has agreed to permit the CEO to exchange up to 5,000,000 (pre 1:1000 reverse stock split) Parago shares into up to 6,000,000 shares of CT Holdings' common stock including a right to any dividends. The exercise of the exchange right will require Citadel to issue up to 1,500,000 shares of Citadel common stock. This exchange right was exercised in February 2004 and the CEO waived his right to receive the shares of our common stock until such time as we have sufficient authorized shares of common stock to issue them..

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

In May 2002 Mr. Solomon exercised options for 3,000,000 shares of common stock in exchange for a note in the amount of $600,000. This note receivable was fully reserved. Pursuant to an agreement with the Company the note payable and note receivable have been offset at the equivalent fair values. As noted above, Mr. Lacerte exercised options for 2,250,000 shares of common stock in exchange for a note in the amount of $450,000. In addition, options for 1,250,000 shares were exercised in May 2002 for notes in the amount of $262,500 from officers, key employees and consultants to the Company. The aggregate amount of all of the notes for $1,312,500 was written off as stock compensation expense. In addition options for 147,500 shares of common stock were exercised by an officer and key employees of the Company for which the aggregate exercise price of $34,500 was forgiven and recorded as stock compensation expense. The holders of these shares received approximately 1,661,875 shares of Citadel common stock as a result of the Distribution.

In May 2002, prior to the record date of the Distribution, CT Holdings entered into negotiations to settle approximately $860,000 of operating liabilities in exchange for 1,662,500 shares of CT Holdings common stock. As of December 31, 2002 the extinguishment of approximately $163,000 of these liabilities was completed and approximately 612,500 shares of CT Holdings common stock was issued including 100,000 shares for services provided by an independent consultant, 12,500 shares to a consultant for services performed prior to employment as the CT Holdings' and Citadel's Chief Financial Officer, 250,000 shares to a shareholder for consulting services, and 250,000 shares to David Wood for the performance of professional services to the Company. At the Distribution Date approximately 153,125 shares of Citadel common stock were issued to these same individuals. At December 31, 2002 approximately $697,000 of CT Holdings operating liabilities were not yet settled with approximately 1,050,000 shares of the CT Holdings' common stock which if issued will require Citadel to issue approximately 262,500 shares of Citadel common stock. During 2003, the Company settled liabilities in the aggregate amount of $665,000 in exchange for 1,000,000 shares of CT Holdings common stock and 250,000 Citadel common stock. At December 31, 2003, 50,000 shares of CT Holdings common stock and 12,500 shares of Citadel common stock were reserved for settlement of accrued liabilities of approximately $32,000. We believe that the negotiations will ultimately be concluded with the issuance of the shares in full settlement of these liabilities however there can be no assurance that such settlement will be finalized or on terms favorable to the Company.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

(b)  REPORTS ON FORM 8-K

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1)  Audit Fees:

Fees for audit services provided by KBA Group LLP and its predecessor total approximately $30,000 for 2003 and approximately $36,000 for 2002, including fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB and review of the registration statements.

(2)  Audit Related Fees:

KBA Group LLP did not bill the Company any audit related fees during 2003 or 2002.

(3)  Tax Fees:

KBA Group LLP did not bill the Company any tax fees during 2003 or 2002.

(4)  All Other Fees:

KBA Group LLP did not bill the Company any other fees during 2003 or 2002.

(5)  Audit Committee's Pre-Approval Policies and Procedures

(i) The audit committee of the board of directors approves the scope of services and fees of the outside accountants on an annual basis, generally prior to the beginning of the services.


(ii) The audit committee of the board of directors reviewed and approved 100% of the fees for the services above.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004                    CT HOLDINGS, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       SIGNATURE                      TITLE                         DATE
------------------------  -----------------------------------  --------------

 /s/  STEVEN B. SOLOMON   President, Chief Executive Officer   April 14, 2004
------------------------   and Director
      Steven B. Solomon   (Principal Executive Officer)


 /s/ RICHARD CONNELLY     Chief Financial Officer              April 14, 2004
------------------------  (Principal Accounting Officer)
     Richard Connelly


 /s/  CHRIS A. ECONOMOU    Director                            April 14, 2004
------------------------
      Chris A. Economou


 /s/  MARK ROGERS          Director                            April 14, 2004
------------------------
      Mark Rogers


                           Director
------------------------
      Dr. Axel Sawallich

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

10.24 Form of Plan and Agreement of Distribution between the Company and Citadel Security Software Inc.

10.25 Form of Tax Disaffiliation Agreement between the Company and Citadel Security Software Inc.

10.26 Form of Transition Services Agreement between the Company and Citadel Security Software Inc.

*10.27 Secured Promissory Note dated as of February 17, 2004 payable by the Company to the order of Steven B. Solomon.

*10.28 Security and Pledge Agreement dated as of February 17, 2004 between the Company and Steven B. Solomon as Secured Party.

*10.29 Approval and Release Agreement dated December 31, 2003 between the Company and Steven B. Solomon.

*23.1     Consent of KBA Group LLP.

*24.1 Power of Attorney (included as part of the signature page of this Annual Report on Form 10-KSB).

*31.1     Certification of Principal Executive Officer.

*31.2     Certification of Principal Financial Officer.

*32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*    Filed Herewith

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants . . . . . . . . . . . . . F-2

Balance Sheets as of December 31, 2003 and 2002. . . . . . . . . . . . . . . F-3

Statements of Operations for the years ended December 31, 2003 and 2002. . . F-4

Statements of Stockholders' Deficit for the years ended
    December 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . F-5

Statements of Cash Flows for the years ended
    December 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders.
CT Holdings, Inc.

We have audited the accompanying balance sheets of CT Holdings, Inc. (the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CT Holdings, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and has a significant working capital deficiency at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/KBA Group LLP
Dallas, Texas
April 2, 2004

                                    CT HOLDINGS, INC.
                                      BALANCE SHEETS
                                                            DECEMBER 31,
                                                      2003               2002
                                                -----------------  ----------------
                   ASSETS
                   ------
Total Assets                                    $              -   $             -
                                                =================  ================

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    -------------------------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses          $        501,330   $     1,344,051
 Payable to Citadel                                      635,000           150,000
 Advances and notes payable to related parties                 -           524,796
 Notes payable to shareholders                             9,000           609,000
 Accrual for legal settlement                            207,000           785,000
                                                -----------------  ----------------
Total current liabilities                              1,352,330         3,412,847

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; no shares issued
   at December 31, 2003 and 2002                               -                 -
 Common stock, $.01 par value per share;
   60,000,000 shares authorized; 58,545,928
   and 57,545,928 shares issued at
   December 31, 2003 and 2002                            585,460           575,460
 Common stock pending issuance                           600,000                 -
 Additional paid-in capital                           57,190,601        56,950,601
 Accumulated deficit                                 (59,728,391)      (60,938,908)
                                                -----------------  ----------------
Total stockholders' deficit                           (1,352,330)       (3,412,847)
                                                -----------------  ----------------
                                                $              -   $             -
                                                =================  ================


The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                                          Years Ended
                                                          December 31,
                                                      2003            2002
                                                 --------------  --------------
Revenue                                          $           -   $           -
General and administrative expense                     296,262         909,838
Forgiveness of accounts payable                       (162,384)              -
Common stock issued as compensation                          -       1,347,000
Reversal of legal settlement                          (560,000)              -
Accrual for litigation                                 202,000         785,000
Writedown in investments of affiliates                       -       2,733,975
Gain on settlement of liabilities with stock          (414,930)         (8,501)
Gain on settlement with related parties               (641,549)              -
Interest income                                        (55,350)              -
Interest expense                                       125,434         128,961
Other expense                                                -          35,847
                                                 --------------  --------------
Income (Loss) from continuing operations
   before income taxes                               1,210,517      (5,932,120)
Provision for income taxes                                   -               -
                                                 --------------  --------------
Income (Loss) from continuing operations             1,210,517      (5,932,120)
Costs incurred in connection with
  spin-off of subsidiary                                     -        (185,431)
Loss from discontinued operations                            -        (942,939)
                                                 --------------  --------------
Net income (loss)                                $   1,210,517   $  (7,060,490)
                                                 ==============  ==============

Net income (loss) per share - basic and diluted
  Continuing operations                          $        0.02   $       (0.11)
  Discontinued operations                                    -           (0.02)
                                                 --------------  --------------
                                                 $        0.02   $       (0.13)
                                                 ==============  ==============

Weighted average shares outstanding -
  basic and diluted                                 59,909,558      55,078,095
                                                 ==============  ==============


The accompanying notes are an integral part of these financial statements.

                                                        CT HOLDINGS, INC.
                                              STATEMENTS OF STOCKHOLDERS' DEFICIT

                                            Common Stock        Common
                                      -----------------------   Stock     Additional
                                                               Pending     Paid-in      Accumulated     Treasury
                                        Shares       Amount     Issue      Capital        Deficit        Stock         Total
                                      -----------  ----------  --------  ------------  -------------  ------------  ------------
Balances at December 31, 2001         53,994,221   $ 539,943   $      -  $56,429,100   $(53,878,418)  $(2,500,239)  $   590,386

Sale of common stock                     100,000       1,000          -       24,000              -             -        25,000

Issuance of common stock
 pursuant to the exercise
 of stock options in exchange
 for notes receivable which
 were simultaneously fully
 reserved and recorded as
 compensation expense                  6,500,000      65,000          -    1,247,500              -             -     1,312,500

Issuance of common stock
 pursuant to the exercise
 of stock options recorded as
 compensation expense                    147,500       1,475          -       33,025              -             -        34,500

Common stock issued in lieu of cash
 for settlement of liabilities
 and for services                        625,000       6,250          -      152,023              -             -       158,273

Common stock issued in
 exchange for shares of
 an affiliate                            155,806       1,558          -       37,393              -             -        38,951

Cancellation of treasury shares       (4,164,613)    (41,646)         -   (2,458,593)             -     2,500,239             -

Beneficial conversion feature of
 convertible debt                              -           -          -       51,300              -             -        51,300

Net stockholders' deficit of
 subsidiary at date of spin-off                -           -          -    1,436,733              -             -     1,436,733

Other                                    188,014       1,880          -       (1,880)             -             -             -

Net loss                                       -           -          -            -     (7,060,490)            -    (7,060,490)
                                      -----------  ----------  --------  ------------  -------------  ------------  ------------
Balances at December 31, 2002         57,545,928     575,460          -   56,950,601    (60,938,908)            -    (3,412,847)

Common stock issued in lieu of cash
 for settlement of liabilities         1,000,000      10,000          -      240,000              -             -       250,000

Note payable converted to common stock
 pending issuance                              -           -    600,000            -              -             -       600,000

Net income                                     -           -          -            -      1,210,517             -     1,210,517
                                      -----------  ----------  --------  ------------  -------------  ------------  ------------
Balances at December 31, 2003         58,545,928   $ 585,460   $600,000  $57,190,601   $(59,728,391)  $         -   $(1,352,330)
                                      ===========  ==========  ========  ============  =============  ============  ============


The accompanying notes are an integral part of these financial statements.

                                  CT HOLDINGS, INC.
                              STATEMENTS OF CASH FLOWS

                                                                   Years Ended
                                                                   December 31,
                                                              2003            2002
                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $   1,210,517   $  (7,060,490)
 Less net loss from discontinued operations                                    942,939
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Common stock issued as compensation                               -       1,347,000
   Beneficial conversion feature of convertible debt
     recognized as interest expense                                  -          51,300
   Write down of investment in affiliate                             -       2,733,975
   Accrual for legal settlement                                207,000         785,000
   Reversal of accrual for litigation                         (560,000)              -
   Gain from offset of notes payable
     against notes receivable                                 (696,899)              -
   Common stock and options issued in lieu of
    cash for services                                                -           4,148
   Forgiveness of accounts payable                            (162,384)              -
   Gain on settlement of liability in exchange for
    shares of common stock                                    (414,930)              -
   Other non-cash expense                                            -          29,951
 Changes in operating assets and liabilities:
   Other assets                                                      -           2,000
   Accounts payable and accrued expenses                       156,696         595,843
   Payable to Citadel                                          260,000         150,000
   Accrual for legal settlement                               (225,000)              -
                                                         --------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                         (225,000)       (418,334)

CASH FLOWS FROM INVESTING ACTIVITIES                                 -               -

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable to shareholders                         -         609,000
 Proceeds from advances and notes payable
  to related parties                                           225,000         517,500
 Payments on advances and notes payable
  to related parties                                                 -        (533,034)
 Proceeds from sale of common stock                                  -          25,000
                                                         --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      225,000         618,466

Net cash provided by continuing operations                           -         200,132
Net cash used by discontinued operations                             -        (200,132)
                                                         --------------  --------------
Net change in cash                                                   -               -
Cash and cash equivalents at the beginning of the year               -               -
                                                         --------------  --------------
Cash and cash equivalents at the end of the year         $           -   $           -
                                                         ==============  ==============


SUPPLEMENT DISCLOSURE OF INTEREST AND INCOME TAXES PAID  $           -   $           -
 Interest paid                                           $           -   $           -
                                                         ==============  ==============
 Income taxes paid                                       $           -   $           -
                                                         ==============  ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the year ending December 31, 2003, the Company issued 1,000,000 shares of common stock valued at $250,000 to settle approximately $665,000 of liabilities. The Company agreed with related parties to offset approximately $525,000 of Notes Payable and approximately $172,000 of Accrued Interest that were currently in default against the Note Receivable outstanding balance that had been previously fully reserved by the Company. The Company also converted a related party's Note Payable with a balance of $600,000 to Equity.

During the year ending December 31, 2002 the Company issued 625,000 shares of common stock to settle approximately $158,000 of liabilities and exchanged 155,806 shares of common stock for shares of common stock of an affiliate expensing approximately $39,000 representing the fair value of the common stock issued.

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

At December 31, 2003 the Company held investments in two companies, Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). At December 31, 2003 the Company owns less than 1% of Parago and approximately 8% of River Logic. In May 2002 the Company's investment in Citadel Security Software Inc. ("Citadel") was distributed to CT Holdings shareholders in a pro rata dividend distribution. In October 2002, the Company received approximately $2,000 in liquidating proceeds for its investment in Encore Telecommunications Inc. ("Encore").

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

In January 2002, CT Holdings filed a registration statement and in March and April 2002 filed amendments to the registration statement with the Securities and Exchange Commission ("SEC") to spin-off as a separate public company its wholly owned subsidiary Citadel in a pro rata dividend distribution of the common stock of Citadel to CT Holdings' shareholders. (See the Citadel Distribution below.) The registration statement became effective in April 2002, a declaration date was set and the pro rata dividend distribution was completed on May 17, 2002. The financial statements of Citadel previously consolidated with the financial statements of the Company are presented in these financial statements as discontinued operations pursuant to the completion of the Distribution.

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

LIQUIDITY

The Company has incurred recurring operating losses and has a significant working capital and stockholders' deficiency at December 31, 2003 and 2002. Cash used in operations was $225,000 and approximately $418,000 during the years ended December 31, 2003 and 2002, respectively. The Company had no cash balance or current assets at December 31, 2003 and current liabilities total approximately $1.4 million. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. However, limited investment opportunities have limited the Company's ability to raise funds. During the years ended December 31, 2003 and 2002, related parties provided substantially all of the Company's financing. Future cash may come from the realization of the value of our investments in Parago and River Logic; however, there can be no assurance that any value will ever be realized from these investments.

The Company's strategy of continuing to support and expand its business development activities requires the Company to obtain additional capital. The complete implementation of this element of the Company's strategy will not generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The Company estimates it will need to raise $1.4 million to settle liabilities and to begin to support its incubator and business development activities for the next twelve months. Historically, the Company has obtained short-term bridge funding from its Chief Executive Officer or Directors of the Company. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

The Company has made investments in entities that it believes may provide liquidity to the Company in the long term. The Company believes that the investment in Parago has been successful; however, as expected in an early stage company, Parago has a history of operating losses and has experienced cash flow deficiencies as it implements its business plan. Parago has been successful in raising capital to support its operations but there is no assurance that it will be able to raise sufficient capital in the future to support operations or that its operations will attain profitability. During 2001, the Company's percentage ownership in Parago was reduced to less than 1% as a result of an additional equity financing raised by Parago in December 2001. The Company believes, however, that the investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split), warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) and an additional 5,000 (5,000,000 pre 1:1000 reverse stock split) shares received from our CEO in February 2004 upon exercising his exchange right for 6,000,000 shares of the Company's common stock may ultimately provide an appropriate return.

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

INVESTMENT IN UNCONSOLIDATED AFFILIATES

At December 31, 2003 the Company held investments in two companies, Parago and River Logic. The Company recorded the carrying amount of these investments under the cost method of accounting because the Company's percentage ownership in each Company was a non-controlling interest of less than 20%.

Except for Citadel, which has been presented as discontinued operations during the year ended December 31, 2002, the Company presents its investments in these companies on its balance sheets as Investment in Unconsolidated Affiliates and its share of the equity-method investee's losses, when applicable, on the statements of operations as Equity in Loss of Unconsolidated Affiliate.

After a 1 for 1000 reverse stock split, the Company holds 20,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) at December 31, 2003 and an additional 5,000 (5,000,000 pre 1:1000 reverse stock split) shares received from our CEO in February 2004 upon exercising his exchange right for 6,000,000 shares of the Company's common stock. In December 2001 Parago completed an equity financing of approximately $13.6 million of a total $15 million financing. Approximately $1.4 million of equity financing was closed in February 2002. As a result of the equity financing, the Company's ownership percentage in Parago was reduced to less than 1%. The Company's investment in Parago for the period from January 1, 2001 through December 12, 2001 was accounted for under the equity method of accounting for investments and accordingly as a result of the Company's ownership falling below 20%, has been accounted for using the cost method of accounting beginning December 13, 2001. Under the cost method, the Company's share of income or loss of Parago is not included in the Company's Statements of operations. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. If the carrying value of the Company's net investment falls below zero, as it did during the year ended December 31, 2000, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the Company's ownership percentage exceeds 20% and the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized is recovered through its proportionate share of net income if Parago turns profitable.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value typically represented by the future discounted cash flow associated with the asset. At December 31, 2003 and 2002 the Company had no long lived assets.

INCOME TAXES

Deferred income taxes are recognized using the asset and liability method. Deferred income taxes are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

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

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the years ended December 31, 2003 and 2002, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows:

                                                           2003           2002
                                                       -------------  ------------
Net income (loss) attributable
  to common stockholders
  as reported                                         $   1,210,517   $(7,060,490)

Add: Stock-based employee
  compensation expense included
  in reported net loss                                            -             -

Deduct: Stock-based employee
  compensation expense
  determined under fair value
  based method                                                    -      (383,625)
                                                       -------------  ------------
Pro forma net income (loss)                            $  1,210,517   $(7,444,115)
                                                       =============  ============

Net loss per common share - basic and diluted
  As reported                                          $       0.02   $     (0.13)
                                                       =============  ============
  Pro forma                                            $       0.02   $     (0.14)
                                                       =============  ============

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including accounts payable, advances and notes payable are carried at cost, which approximates fair value due to the short maturity of these instruments.

NET INCOME AND LOSS PER COMMON SHARE

Net income per common share and net loss per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Included in the weighted average number of common shares outstanding for the year ended December 31, 2003 are 2,700,000 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock if the Company had the available authorized shares. These shares have been included in the computation from the date that they would have been issued. Basic income (loss) per share excludes any dilutive effects of options and warrants. Stock options and warrants to purchase 2,917,500 shares of common stock at December 31, 2003 and 6,307,451 shares of common stock at December 31, 2002, respectively, have been excluded from the computation of diluted income (loss) per share, as the effect would be anti-dilutive. At December 31, 2003, the Company does not have any outstanding stock options or warrants that have an exercise price below market value.

RECLASSIFICATIONS

Certain 2002 amounts have been reclassified to conform to 2003 presentations.

NOTE B - DISCONTINUED OPERATIONS

In January 2002 Citadel filed a registration statement with the SEC to be spun off as a pro rata dividend distribution to the shareholders of CT Holdings. (See the "Citadel Distribution") The operating results for the period January 1, 2002 through May 17, 2002 (Distribution Date) are as follows:

                                                                  Period
                                                             January 1, 2002
                                                                 Through
                                                               May 17, 2002
                                                             ---------------
Revenue                                                      $      130,519

Costs of revenue                                                      3,045
Software amortization                                                17,511
                                                             ---------------
  Total costs of revenue                                             20,556

Operating costs:
  Selling, general and administrative expenses                      949,541
  Product development expense                                        83,303
  Depreciation expense                                               20,058
                                                             ---------------
     Total operating expenses                                     1,052,902
                                                             ---------------
   Operating loss                                                  (942,939)

Provision for income taxes                                                -
                                                             ---------------
Net loss                                                     $     (942,939)
                                                             ===============

NOTE C - INCOME TAXES

The significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            December 31,
                                                         2003          2002
                                                     ------------  ------------
Deferred tax assets
  Net operating loss carryforwards                   $10,793,000   $11,097,000
  Reserve on investments                               1,059,000     1,059,000
  Accounts payable and accrued expenses                  111,000       311,000
                                                     ------------  ------------
Total deferred tax assets, net                        11,963,000    12,467,000
Valuation allowance                                  (11,963,000)  (12,467,000)
                                                     ------------  ------------
Total deferred tax assets, net                       $         -   $         -
                                                     ============  ============

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to loss before provision for income taxes are as follows:

                                                               December 31,
                                                            2003          2002
                                                        ------------  ------------
Provision (benefit) computed at federal statutory rate  $   412,000   $(2,401,000)
Increase (decrease) in valuation allowance                 (500,000)    1,919,000
Other                                                        88,000       482,000
                                                        ------------  ------------
                                                        $         -   $         -
                                                        ============  ============

For federal income tax purposes, at December 31, 2003 the Company had a net operating loss carryforward of approximately $32,000,000, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and expires at various dates through 2022. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE D - STOCK OPTIONS AND WARRANTS


The Company has issued stock options to purchase common stock to directors, employees and consultants. Options are granted at no less than fair value at the date of grant. Generally, the options vest over no more than three years. Following is a summary of option transactions for the years ended December 31, 2003 and 2002:

                                                        Weighted
                                                         average
                                                         exercise
                                                        price per
                                            Shares        share
                                         ------------  -----------
Outstanding at December 31, 2001          10,678,350   $      0.51

Granted                                      250,000   $      0.22
Exercised                                 (6,647,500)  $      0.20
Expired or cancelled                        (325,000)  $      0.38
                                         ------------
Outstanding at December 31, 2002           3,955,850   $      0.93

Granted                                            -   $      0.00
Exercised                                          -   $      0.00
Expired or cancelled                      (1,038,350)  $      2.86
                                         ------------
Outstanding at December 31, 2003           2,917,500   $      0.24
                                         ============

Exercisable at December 31, 2003           2,917,500   $      0.24
Exercisable at December 31, 2002           3,040,428   $      1.48

The following table summarizes other information regarding stock options at December 31, 2003:

                                  Weighted-average  Weighted-
                    Outstanding/      Remaining      average
Range of exercise   Exercisable   contractual life   exercise
Prices                 Shares       (in years)         price
------------------  -----------  ----------------  -----------

0.20 - $0.26         2,397,500          7.25       $     0.20
0.27 - $0.40           500,000          7.14       $     0.38
0.41 - $2.00             5,000          5.64       $     1.75
2.01 - $5.00            15,000          1.44       $     2.00
                     ---------
                     2,917,500                     $     0.24
                     =========

No options were granted during the year ended December 31, 2003, therefore no fair value estimate has been presented. The fair value of the options granted during the year ended December 31, 2002 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                     Year
                                     Ended
                               December 31, 2002
                                --------------
Expected volatility                   147%
Risk-free interest rates%             4.79%
Dividend yield                        0.0%
Expected option lives               5 years

The following summarizes the activity of warrants to purchase common stock for the years ended December 31, 2003 and 2002.

                                                         Weighted
                                                          average
                                                         exercise
                                             Shares        price
                                          ------------  -----------

Outstanding at December 31, 2001.           4,525,505   $      2.68

Terminated and cancelled                   (2,005,000)  $      3.36

Exercised                                    (168,904)  $      0.28
                                          ------------
Outstanding at December 31, 2002.           2,351,601   $      3.95

Terminated and cancelled                   (2,351,601)         3.95

Exercised                                           -            -
                                          ------------
Outstanding at December 31, 2003                    -
                                          ============

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

In May 2001, Parago obtained a term loan from a bank with a principal amount of $8.0 million. The funds from the term loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. As a condition to the extension of the term loan, the bank required a guarantee of Parago's obligations under the term loan from certain affiliates of Parago including the Company. The Company's share of the guarantee was $2,099,211. The Company was advanced $692,739 the CEO of the Company and signed a guaranty for the remaining $1,406,472. The CEO personally guaranteed the guaranty provided by the Company. The guarantee was recorded as an adjustment to equity in losses of $2,099,211 in the quarter ended June 30, 2001. Parago repaid the term loan with proceeds from the sale of shares of the Series E Financing and the Company's guarantee was released. Accordingly the adjustment to equity in losses of $2,099,211 was reversed in the fourth quarter of 2001. In addition, the Company paid the CEO the money advanced and released their guaranty. In consideration of certain of its directors' funding of the Company's participation in the Parago bridge loan, the Company has agreed to permit the CEO to exchange up to 5,000,000 (pre 1:1000 reverse stock split) Parago shares into up to 6,000,000 shares of the Company's common stock. During February 2004, the director exercised his exchange rights. The CEO agreed to waive his right to receive the physical stock certificates until authorized shares of CT Holdings become available.

At December 31, 2003 and 2002 after consideration of the effect to a 1 for 1,000 reverse stock split in 2001, the Company held 21,240 shares of common stock of Parago and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock). In addition, after consideration of the effect of the 1 for 1000 reverse stock split, the Company holds warrants to purchase 28.8749 shares of Series A-3 Preferred Stock, convertible into 2,887.49 shares of Parago common stock, issued in connection with the guarantee participation. The warrants expire on the earlier of the filing of a registration statement for an initial public offering or after January 9, 2004, which date was extended until February 2004. The warrants were exercised in February 2004 by the Company, which received the funds to exercise the warrants from our CEO secured by a pledge of the shares of series A-3 Convertible Preferred Stock.

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

RIVER LOGIC INVESTMENT

At December 31, 2003 the Company holds an investment in River Logic, a software company that develops and markets decision support tools. The Company's ownership percentage is less than 8% of the outstanding shares of River Logic and is accounted for using the cost method of accounting for investments in common stock. The original investment in River Logic came about through a series of equity and asset transactions with total value of approximately $3,064,000.

River Logic is an early stage software company, has a history of operating losses and requires additional funding to continue operations and to attain profitability. Since the initial investment in May 2000, River Logic has raised additional capital through the issuance of preferred stock and other equity securities. During the year ended December 31, 2002 the Company evaluated the carrying value of its ownership interests in its investee companies taking into consideration, among other factors, the investee company's valuation following recent infusions of capital during the year ended December 31, 2002. The Company views the pricing of recent capital transactions with unrelated third parties as a measure of the fair value of the investment in River Logic.

In June 2002 River Logic entered into an equity credit line financing arrangement at a valuation substantially below the carrying value of the investment in River Logic. In addition, the Company's potential return of any proceeds was subordinate to the investors in the equity credit line financing who first receive $3 million of any proceeds in a liquidity transaction. As a result of the lower valuation, general information technology industry conditions and lower operational performance by River Logic, the Company believed that the net realizable value of the investment has been permanently impaired, is now zero and accordingly, the Company wrote down its investment in River Logic to zero at December 31, 2002.

NOTE F - NOTES PAYABLE TO SHAREHOLDERS

On April 1, 2002, the Company entered into a $600,000 non-interest bearing convertible note payable due April 1, 2003 to a shareholder. The note payable may be converted, at the option of the shareholder, into a maximum of 2,700,000 shares of CT Holdings common stock and 675,000 shares of Citadel common stock. Interest expense of $51,300 representing the beneficial conversion feature associated with the principal outstanding at December 31, 2002 has been recorded during the year ended December 31, 2002 with an offset to paid-in-capital. During 2003 the shareholder exercised the conversion right. Since the issuance of all 2,700,000 would cause the number of shares outstanding to exceed the number of authorized shares of 60,000,000, the shareholder waived his right to receive these shares until such time as the shares become authorized. Accordingly, $600,000 has been presented as "Common stock pending issuance" a separate Component of Stockholder's Deficit at December 31, 2003.

In addition, the Company has recorded an 8% note payable due June 30, 2002 for $9,000 to a shareholder which was in default at December 31, 2003 and continues to bear interest at 8% per annum due to its default position.

NOTE G - RELATED PARTY TRANSACTIONS

In April 2003, CT Holdings obtained $225,000 from Citadel to pay a legal settlement for an unsecured Note Payable to Citadel due on demand and bearing interest at 12% per year. The accrued interest on the note payable at December 31, 2003, was approximately $21,000.

Pursuant to the terms of the transition services agreement with Citadel, the Company has agreed to pay Citadel a monthly fee of $20,000 per month for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. During the years ended December 31, 2003 and 2002 the Company recorded $240,000 annually related to this agreement. In addition, Citadel invoiced the Company for $20,000 for professional services paid by it for the Company's benefit. Prior to the Distribution Date $90,000 was allocated to the Company from Citadel for these services as part of the allocation procedures used to carve out the Citadel results of operations from the combined operations of both companies. Following the Distribution Date the Company has been invoiced by Citadel for these services. The Company has a liability recorded for $410,000 and $150,000 for amounts payable to Citadel at December 31, 2003 and 2002, respectively. The transition services agreement expires in May 2004.

During 2003, as further discussed below, holders of notes payable of an aggregate principal amount of approximately $525,000 and the Company agreed to offset the principal of the notes plus accrued interest payable of approximately $172,000 (as to which the Company was in default) against the principal amount of notes receivable of $1,107,500 from the same parties. These notes receivable had previously been fully reserved due to their uncertainty of collection. As a result the Company has recorded a gain from offset of notes payable against notes receivable of approximately $697,000.

During the year ended December 31, 2002 an entity related to an employee of the Company advanced $239,000 to the Company and the Company repaid $190,000 of the advances. At December 30, 2002 the Company had an 8% note payable due June 30, 2002 for the remaining $49,000 outstanding and is currently in default on this note. Pursuant to an agreement with the Company and the entity related to an employee dated December 31, 2003 the note payable and note receivable were offset.

At December 31, 2002 the Company holds a $250,000, 8% note payable to a former director that was due April 30, 2002 and is currently in default. Additionally, in May 2002 the former director exercised stock options for 2,250,000 shares of the Company's common stock with an aggregate exercise price of $450,000 and entered into a note receivable secured by the shares and recorded stock compensation expense of $450,000 to fully reserve this receivable as the ultimate collection of the receivable is doubtful. Pursuant to an agreement between the Company and the director dated December 31, 2003 the note payable and note receivable were offset.

At December 31, 2001 the Company had a liability recorded of approximately $290,000 for cash advances received from its CEO. During the year ended December 31, 2002 the Company received $267,500 of additional advances from the CEO, repaid $322,500 of the total advances and offset approximately $9,500 of the CEO's business expenses against the net amount due the CEO. The remaining amount due the CEO of approximately $226,000 was converted into a 5% note payable due July 1, 2002, is currently in default and accruing interest at 18%. In addition, stock options for 3,000,000 shares of the Company's common stock were exercised for an aggregate exercise price of $600,000 in exchange for a note receivable. The principal balance of $600,000 note receivable was reserved and recorded as stock compensation expense as the ultimate collection of the note receivable is doubtful. Pursuant to an agreement between the Company and the CEO dated December 31, 2003 the note payable and note receivable were offset.

During May 2002, the CEO exercise options for 3,000,000 shares of common stock; a former director exercised options for 2,250,000 shares of common stock; and officers, key employees and consultants to the Company exercised options for 1,250,000 shares of common stock in exchange for notes receivable in the aggregate amount of $1,312,500. These notes were written off as stock compensation expense. Pursuant to an agreement the Company agreed with holders of notes payables to offset these notes receivable with notes payable and accrued interest in the aggregate of approximately $697,000. Options for 147,500 shares of common stock were exercised by an officer and key employees of the Company for which the aggregate exercise price of $34,500 was forgiven and recorded as stock compensation expense.

During the year ended December 31, 2002, the Company incurred $134,000 of legal fees to an attorney who is a former employee and a relative of the Company's CEO. Part of these fees were settled through the issuance of 250,000 shares of common a stock with a fair value at the time of issuance of $62,500 and the remainder is an outstanding liability at December 31, 2003 and 2002.

Another shareholder received 250,000 shares of the Company's common stock for consulting with the Company in the first quarter of 2002. These services were valued at $62,500. In addition, the Company incurred fees of $36,250 related to services performed by a consultant in the first quarter of 2002 prior to becoming employed as the Company's Chief Financial Officer. Of this amount $11,250 was settled through the issuance of 25,000 shares of common stock of the Company and the remainder of $25,000 in cash of which $15,000 remains outstanding at December 31, 2002, and was assumed by Citadel and fully paid in 2003.

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

In June 2001, the Company's CEO and a director funded and guaranteed CT Holdings' participation in the Parago bridge loan. In consideration for this funding and guarantees, CT Holdings has agreed to permit the CEO to exchange up to 5,000,000 (pre 1:1000 reverse stock split) Parago shares into up to 6,000,000 shares of CT Holdings' common stock. The CEO exercised the exchange right in February 2004. The CEO waived his right to receive the shares of CT Holdings until the authorized shares become available.

Until March 31, 2002, the Company subleased a portion of its headquarters' office space to Parago and remained fully obligated on such lease. Approximately, $90,000 in the year ended December 31, 2002 was paid directly by Parago to the Company's lessor based upon square footage utilized by Parago.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counter claims for breach of the terms sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but the court has not ruled on the motions. No trial date has been set at this time. The Company intends to vigorously defend this case.

In June 2000, CT Holdings was served with a lawsuit filed in the 157th State District Court in Houston, Texas by Michael and Patricia Ferguson for breach of contract, breach of fiduciary duty, tortuous interference, violation of the Texas Deceptive Trade Practices Act and negligence. The case was styled Michael and Patricia Ferguson v. CT Holdings, Inc. Specifically, the Ferguson's claim that they were damaged when they attempted to exercise warrants during a time when CT Holdings' related registration statement could not be used. In July, 2002, the plaintiffs were awarded damages of $575,510, pre-judgment interest of $86,748, attorneys' fees of $103,818, post-judgment interest at 10% per year, and costs. The Company had a liability of $785,000 recorded at December 31, 2002 for this judgment.

CT Holdings appealed the judgment in a case styled CT Holdings Inc. v. Michael and Patricia Ferguson in the Fourteenth Court of Appeals in Houston, Texas. In January 2003, the plaintiffs filed a motion to have the District Court appoint a receiver to sell assets to satisfy the judgment. In April 2003 the parties settled the lawsuit and the company paid $225,000 in cash, which was obtained from Citadel in exchange for a demand note payable bearing interest at 12% per year. This settlement resulted in a $560,000 reversal of legal settlement during 2003.

In June 2000, Tech Data Corporation filed suit against CT Holdings, alleging a breach of a Software Distribution Agreement with CT Holdings. The lawsuit is styled Tech Data Corporation v. Citadel Technology, Inc. (now known as CT Holdings), and was filed in Dallas County Court at Law No. 2. During 2003 the parties reached a settlement whereby Tech Data has agreed to receive 12 monthly payments of $8,000 per month for settlement of this liability. As part of the Distribution, Citadel assumed payment responsibility for this lawsuit and has begun making the payments.

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

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the year ended December 31, 2003 the Company recorded an accrual for legal settlement of $207,000 including accrued interest in association with this judgement. PWC has obtained a garnishment of the Company's bank accounts and is seeking to obtain post judgment discovery. The Company is attempting to negotiate a settlement of this case.

In January 2003, R.R Donnelly asserted claims against the Company and Steve B. Soloman alleging non-payment for services provided to CT Holdings by the plaintiff during the nine months ended September 30, 2002. The plaintiff is seeking $16,872 from the Company for past due invoices as well as attorney's fees in the amount of $24,000, court costs and post judgment interest at the highest legal rate. The Company had a liability of approximately $50,000 recorded at December 31, 2003 and 2002 for the services preformed by the vendor. The Company intends to vigorously defend this case.

In April 2003 MWW Group re-filed an old suit styled "MWW Group v. CT Holdings et. Al" in the Superior Court of Bergen County, New Jersey which had been dismissed for want of prosecution. On July 21, 2003, a default judgment was entered against CT Holdings ad Steve Solomon. On December 9, 2003, the Court signed an order vacating the default judgment. The plaintiff alleges damages in the amount of $91,290. The case is in the discovery stage and is not yet scheduled for trial. The Company intends to vigorously defend this case.

In April 2003, Harte Hanks, Inc. filed a lawsuit styled "Harte Hanks, Inc. v. CT Holdings Inc. dba Citadel Computer" seeking payment of $12,513 for services performed. In July 2003, the plaintiffs filed a motion for receivership and alternatively to compel discovery in the lawsuit. At a hearing on the matter held on September 5, 2003 in the County Court of Law Number Three of Dallas County, Texas, the court ordered the Company to provide additional discovery by October 20, 2003 which the Company failed to produce. As part of the Distribution, Citadel assumed responsibility for this liability, and has settled this liability for a total payment of $8,000.

The Company may become involved from time to time in litigation on various matters which are routine to the conduct of our business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations, though any adverse decision in these cases or the costs of defending or settling such claims could have a material adverse effect on the Company's business.


NOTE I -- GAIN ON SETTLEMENT OF LIABILITIES WITH STOCK

During the year ended December 31, 2003, the Company issued 1,000,000 shares of CT Holding's common stock to settle approximately $665,000 of liabilities.

NOTE J - SUBSEQUENT EVENT

During February 2004, the CEO exercised his conversion right to exchange 5,000,000 (pre 1:1000 reverse split) shares of Parago common stock for 6,000,000 shares of common stock of the Company. Since the issuance of these shares would exceed the number of authorized shares, the CEO has waived his right to receive the shares until such time as the shares become authorized.