Form 10QSB
period 2004-03-31
CT HOLDINGS INC
filed 2004-05-17
CIK 752789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                             Outstanding at May 14, 2004

Common Stock, Par value $.01 per share                     58,545,928


Transitional  Small  Business  Disclosure  Format  Yes  [ ]   No  [X]

                                CT HOLDINGS, INC.
                                  FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004
                                TABLE OF CONTENTS



                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheets
          as of March 31, 2004 (unaudited) and December 31, 2003              3

     Unaudited Statements of Operations
          for the three months ended March 31, 2004 and 2003                  4

     Unaudited Statements of Cash Flows
          for the three months ended March 31, 2004 and 2003                  5

     Notes to Unaudited Interim Financial Statements                          6

Item  2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              15

Item 3.   Controls and Procedures                                            32

PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings                                               33

Item 2.      Recent Sales of Unregistered Securities                         36

Item 3.      Defaults Upon Senior Securities                                 36

Item 6.      Exhibits and Reports on Form 8-K                                36

Signatures                                                                   37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   CT HOLDINGS, INC.
                                    BALANCE SHEETS

                                                       March 31,
                                                         2004       DECEMBER 31,
                                                      (unaudited)       2003
                                                     -------------  ------------
                        ASSETS
                        ------

TOTAL ASSETS                                         $          -   $         -
                                                     =============  ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
     ----------------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses              $    514,356   $   501,330
  Payable to Citadel                                      695,000       635,000
  Note payable to shareholder                               9,000         9,000
  Note payable to related party                            30,000             -
  Accrual for legal settlement                            207,000       207,000
                                                     -------------  ------------
 Total current liabilities                              1,455,356     1,352,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; no shares issued
   at March 31, 2004 and December 31, 2003                      -             -
  Common stock, $.01 par value per share;
   60,000,000 shares authorized;
   58,545,928 shares issued and outstanding at
   March 31, 2004 and December 31, 2003                   585,460       585,460
  Common stock pending issuance                           600,000       600,000
  Additional paid-in capital                           57,190,601    57,190,601
  Accumulated deficit                                 (59,831,417)  (59,728,391)
                                                     -------------  ------------
  Total stockholders' deficit                          (1,455,356)   (1,352,330)
                                                     -------------  ------------
                                                     $          -   $         -
                                                     =============  ============

The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     2004            2003
                                                 -------------  -------------
Revenue                                          $          -    $         -

General and administrative expense                     65,470        100,641
Interest expense                                        7,556         24,481
Write off of affiliate shares acquired
  through exercise of warrants                         30,000              -
                                                 -------------  -------------
Loss before income taxes                             (103,026)      (125,122)
Provision for income taxes                                  -              -
                                                 -------------  -------------
Net loss                                         $   (103,026)  $   (125,122)
                                                 =============  =============

Net loss per share - basic and diluted           $          -   $          -
                                                 =============  =============

Weighted average shares outstanding -
  basic and diluted                                63,487,686     57,545,928
                                                 =============  =============

The accompanying notes are an integral part of these financial statements.

                                 CT HOLDINGS, INC.
                             STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                                               Three Months Ended
                                                                     March 31,
                                                                 2004          2003
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $  (103,026)  $  (125,122)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Write off of affiliate shares acquired through
      exercise of warrants                                       30,000             -
  Changes in operating assets and liabilities
     Accounts payable and accrued expenses                       13,026        65,122
     Payable to Citadel                                          60,000        60,000
                                                            ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                                 -             -

NET CASH FROM INVESTING ACTIVITIES
  Exercise of warrants to acquire an affiliate's
    Series-A preferred stock                                    (30,000)            -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to related party                    30,000             -
                                                            ------------  ------------
Net change in cash                                                    -             -
Cash and cash equivalents at the beginning of the period              -             -
                                                            ------------  ------------
Cash and cash equivalents at the end of the period          $         -   $         -
                                                            ============  ============

Non cash financing and investment items
   Conversion of note payable to shareholder
     into pending issuance of common stock                  $         -   $   600,000
                                                            ============  ============

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of CT Holdings. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2003 and 2002, included in CT Holdings' Form 10-KSB for the fiscal year ended December 31, 2003 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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

At March 31, 2004 the Company held investments in two companies, Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). The Company owns approximately 1% of Parago and approximately 8% of River Logic at March 31, 2004.

Parago was formed in 1999 as an application service provider ("ASP") and Internet based business process outsourcer that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, and customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. The Company accounts for its investment in Parago using the cost method of accounting. As an early stage company, Parago, until recently has had a history of operating losses and due to uncertainty of future earnings capacity as well as lack of marketability of the common stock, the carrying value of the investment was written down in prior periods and the investment has no carrying value at March 31, 2004 and December 31, 2003.

In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. ("River Logic"), which develops decision-support applications for industry. Using COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. The Company accounts for its investment in River Logic using the cost method of accounting. As an early stage company, River Logic until recently has had a history of operating losses and due to uncertainty of future earnings capacity as well as lack of marketability of the common stock, the carrying value of the investment was written down in prior periods and has no carrying value at March 31, 2004 and December 31, 2003.


LIQUIDITY

The Company received a report from its' independent auditors for the year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern due to recurring operating losses and a significant working capital deficiency. The Company has incurred recurring operating losses and has a significant working capital and stockholders' deficiency at March 31, 2004 of approximately $1.5 million. The Company had no cash balance or current assets at March 31, 2004 and current liabilities total approximately $1.5 million. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties although there can be no assurance that such funds will be available. In addition, the Company's current financial condition and limited investment opportunities have limited its' ability to raise funds. At March 31, 2004 the Company had no plans to raise capital nor had sources of capital been identified.

During the three months ended March 31, 2004 there were no funds used in operating activities. Net cash used in investing activities included $30,000 to exercise warrants to acquire 28.8749 shares of Parago's Series-A preferred stock. These shares were deemed to have no fair market value and were immediately written off.

Net cash provided from financing activities included $30,000 from the CEO through issuance of a note payable secured by Parago's Series-A preferred stock. Future cash may come from the realization of the value of the investments in Parago and River Logic however there can be no assurance that any value will ever be realized from these investments.

The Company's strategy of continuing to support and expand its business development activities requires the Company to obtain additional capital. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The complete implementation of this element of the Company's strategy will not generate positive cash flow in the foreseeable future. The Company estimates it will need to raise $1.5 million to settle liabilities and to begin to support its incubator and business development activities for the next twelve months. Historically, the Company has obtained short-term bridge funding from related parties. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

The Company has made investments in entities that it believes may provide liquidity to the Company in the long term. The Company believes that the investment in Parago has been successful; and even though Parago has reported an unaudited net income for the year ended December 31, 2003, as expected in an early stage company, Parago has a history of operating losses and has experienced cash flow deficiencies as it implements its business plan. Parago has been successful in raising capital to support its operations but there is no assurance that it will be able to raise sufficient capital in the future to support operations or that its operations will attain profitability. The Company's percentage ownership in Parago is approximately 1%. The Company believes, however, that the investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split), 28.8749 shares of Series-A preferred stock (convertible into 2,887 shares of common stock) and an additional 5,000 (5,000,000 pre 1:1000 reverse stock split) shares received from our CEO in February 2004 upon exercising his exchange right for 6,000,000 shares of the Company's common stock, may ultimately provide an appropriate return.

Since the Company's initial investment, River Logic has made progress in executing its strategy through its development and introduction of new products and establishment of new customer relationships. The Company's ownership percentage is approximately 8%. River Logic also has a history of operating losses as well as a limited access to capital. The Company recognized that its investment in River Logic would be illiquid in the early stages of its business and accordingly carries the investment at zero on its balance sheet.

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

If the Company had recognized compensation expense, in accordance with SFAS Nos. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three months ended March 31, 2004 and 2003, the pro forma effect on net loss and net loss per share would have been as follows:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   2004            2003
                                               ------------  ------------
Net loss attributable
   to common stockholders
   as reported                                 $  (103,026)  $  (125,122)

Add: Stock-based employee
   compensation expense included
   in reported net loss                                  -             -

Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method                                          -             -
                                               ------------  ------------
Pro forma net loss                             $  (103,026)  $  (125,122)
                                               ============  ============

Net loss per common share - basic and diluted
   As reported                                 $     (0.00)  $     (0.00)
                                               ============  ============
   Pro forma                                   $     (0.00)  $     (0.00)
                                               ============  ============

NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Included in the weighted average number of common shares outstanding for the three months ended March 31, 2004 and 2003 are 2,700,000 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock if the Company had the available authorized shares. These shares have been included in the computation from the date that they would have been issued.

In addition, the weighted average number of shares outstanding for the three months ended March 31, 2004 includes 6,000,000 shares that would have been issued when the CEO exercised his right to exchange 5,000,000 (5,000 after a 1:1000 reverse stock split) shares of Parago common stock if the Company had the available authorized shares. These shares have been included in the computation from the date that they would have been issued.

Basic loss per share excludes any dilutive effects of options and warrants. Stock options and warrant to purchase 4,917,500 shares of common stock and 6,307,451 shares of common stock at March 31, 2004 and 2003, respectively, have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. At March 31, 2004, the Company does not have any outstanding stock options or warrants that have an exercise price below market value.

The inclusion of the shareholder's 2,700,000 common stock shares and the CEO's 6,000,000 common stock shares in the weighted average shares outstanding for the three months ended March 31, 2004, as discussed above, produces a weighted average shares outstanding for the loss per share computation exceeding the currently authorized shares of 60,000,000 common stock shares. Both the shareholder and the CEO have waived their rights to receive their respective shares until such time as the shares become authorized.

NOTE B - ADVANCES AND NOTES TO RELATED PARTIES

In February 2004, our CEO loaned the Company $30,000 in order for the Company to exercise the Company's warrants to purchase shares of Series-A convertible preferred stock, pursuant to a promissory note payable to our CEO which is secured by a pledge of the Parago Series-A preferred stock that is payable May 17, 2004.

During 2003, CT Holdings received an advance of $225,000 from Citadel Security Software Inc. ("Citadel")to pay a legal settlement in return for an unsecured Note Payable to Citadel due on demand and bearing interest at 12% per year. The accrued interest on the note payable at March 31, 2004, was approximately $28,000 and approximately $21,000 at December 31, 2003.

Pursuant to the terms of the transition services agreement with Citadel, the Company has agreed to pay Citadel a monthly fee of $20,000 per month for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. The Company has a liability recorded for $695,000 and $635,000 for amounts payable to Citadel under this agreement at March 31, 2004 and December 31, 2003, respectively. The transition services agreement expires in May 2004 and may be renewed upon approval of the independent members of each company's board of directors.

NOTE C - NOTES PAYABLE TO SHAREHOLDERS

At March 31, 2004 and December 31, 2003, the principal balance of a $9,000, 8% note payable to a shareholder remains outstanding, was in default and continues to bear interest at 8% per annum. Accrued interest payable of approximately $3,200 and $2,800 related to this note is included in accounts payable and accrued expenses at March 31, 2004 and December 31, 2003, respectively.

NOTE D - RELATED PARTY TRANSACTIONS

During February 2004, the CEO exercised his conversion right to exchange 5,000,000 (pre 1:1000 reverse stock split) shares of Parago common stock for 6,000,000 shares of common stock of the Company. This exchange right was granted during June 2001 as consideration for the CEO funding the Company's participation in a Parago bridge loan. Since the issuance of these shares would exceed the number of authorized shares, the CEO has waived his right to receive the shares until such time as the shares become authorized. When the Company is able to issue the shares, it will record a $60,000 (par value) increase to common stock and an offsetting reduction to additional paid in capital.

In February 2004, our CEO loaned the Company $30,000 in order for the Company to exercise the Company's warrants to purchase 28.8749 shares of Series-A convertible preferred stock, pursuant to a promissory note to our CEO which is secured by a pledge of the Parago Series-A preferred stock that is payable May 17, 2004.

NOTE E - COMMITMENTS AND CONTINGENCIES

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

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the year ended December 31, 2003 the Company recorded an accrual for legal settlement of $207,000 including accrued interest in association with this judgement. PWC has obtained a garnishment of the Company's bank accounts and is seeking to obtain post judgment discovery. The Company has reached a settlement in an amount less than the amount accrued at March 31, 2004. The settlement is payable on May 24, 2004.

In January 2003, R.R Donnelly asserted claims against the Company and Steve B. Solomon alleging non-payment for services provided to CT Holdings by the plaintiff. The plaintiff is seeking $16,872 from the Company for past due invoices as well as attorney's fees in the amount of $24,000, court costs and post judgment interest at the highest legal rate. The Company had a liability of approximately $50,000 recorded at March 31, 2004 and December 31, 2003 for the services preformed by the vendor. The Company intends to vigorously defend this case.

In April 2003 MWW Group re-filed an old suit styled "MWW Group v. CT Holdings et. al" in the Superior Court of Bergen County, New Jersey which had been dismissed for want of prosecution. On July 21, 2003, a default judgment was entered against CT Holdings and Steve Solomon. On December 9, 2003, the Court signed an order vacating the default judgment. The plaintiff alleges damages in the amount of $91,290. The case is in the discovery stage and is not yet scheduled for trial. The Company intends to vigorously defend this case.

In April 2004 a lawsuit, styled Kevin Auger v. Citadel Security Software, aka Citadel Technology and CT Holdings, Inc., was filed in the Fourth District of Utah County, State of Utah for $20,789 alleging breach of contract. The Company intends to vigorously defend this lawsuit but due to its recent filing cannot assess the outcome or liability if any at March 31, 2004.

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

NOTE F - CERTAIN TRANSACTIONS

At March 31, 2004, 50,000 shares of CT Holdings' common stock, and 12,500 pro rata dividend shares of Citadel were reserved and available to settle the liabilities of approximately $32,000. The Company believes that the negotiations will ultimately be concluded with the issuance of the shares in full settlement of these liabilities however there can be no assurance that such settlement will be finalized or on terms favorable to the Company.

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

We received a report from our independent auditors for our year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and a significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at March 31, 2004 of approximately $1.5 million. We had no cash balance or current assets at March 31, 2004 and current liabilities total approximately $1.5 million. We have no access to capital at March 31, 2004 and we have no plans to raise capital, nor have we identified sources of capital. In the past our funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our Chief Executive Officer, however there can be no assurance that such funds will be available from these related parties. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at March 31, 2004 to raise additional capital to invest in new business opportunities. We estimate that we will need to raise up to $1.5 million to settle liabilities and to continue to support our incubator and business development activities. Historically, we have obtained short-term funding from our Chief Executive Officer or Directors of the Company. The amount of capital and the timing of any future financing have not been determined and there can be no assurance that we will be able to raise new capital or that sources of capital would be available at terms we would be willing to accept.

We have made investments in entities that we believe may provide liquidity to the Company in the long term and we believe that our investments in Parago and River Logic have been successful. Parago has recently attained profitability. As is expected in early stage companies, River Logic has not been profitable and has had to scale back operations. Historically both companies have experienced cash flow deficiencies. The current private equity and venture capital market conditions have limited the availability of investment capital for investment in private companies. In addition, we have not participated in the additional capital infusions since our initial investments and as a result, our ownership percentage in both investee companies has been diluted. Our ownership percentage in Parago is approximately 1% and approximately 8% in River Logic and the carrying values of both investments have been written down to zero.

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

In May 2002, we were successful in spinning off Citadel into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At March 31, 2004 and December 31, 2003 we held investments in two companies, Parago and River Logic. However the investments have no carrying value on the balance sheet of the Company at March 31, 2004 and December 31, 2003, due to information technology market conditions, as well as historical operating performance of the investee companies that have created uncertainty as to achievement of sustainable earnings and cash flow. During 2003 and through March 31, 2004 we have looked for businesses and technologies in which to invest but economic and stock market conditions along with a general decline in the availability of private and public capital available to us has prevented us from making any additional investments and there can be no assurance that these factors will improve so that the Company can continue to execute its business plan.

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

WE HAVE INVESTED IN EARLY STAGE VENTURES; AND THERE CAN BE NO ASSURANCE THAT OUR INVESTMENTS WILL PROVE TO BE FINANCIALLY ATTRACTIVE.

We have developed and invested in Parago and River Logic (our "investees" or "investee companies"). Inasmuch as our investee companies are early stage ventures, it is difficult to judge their future prospects. Economic, governmental, industry and internal company factors outside of our control affect each of our investee companies.

CT HOLDINGS DOES NOT HAVE ACCESS TO THE CASH FLOW OR ASSETS OF ITS INVESTEE COMPANIES AND HAS BEEN UNABLE TO OPERATE PROFITABLY.

Historically, businesses and technologies in which we have invested are not controlled by us and as such we have been unable to rely on the investee company businesses for a source of cash flow, earnings, assets or capital. There can be no assurance that CT Holdings will be able to successfully put in place the financial, administrative and managerial structure necessary to continue to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.

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

Although we have yet to make any investments in the investment securities of companies other than Parago, and River Logic, such investments, if and when made, could fluctuate in value, which may cause the value of such securities to exceed 40% of our total assets. Unless an exclusion or safe harbor were available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be accomplished in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we may otherwise have preferred. These sales may be at depressed prices and we might never realize anticipated benefits from, and may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

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

FAILURE TO QUALIFY AS A TAX-FREE TRANSACTION COULD RESULT IN SUBSTANTIAL
LIABILITY

In May 2002, CT Holdings effected a pro rata distribution of the commons stock of Citadel Security Software Inc. ("Citadel") to Stockholders of CT Holdings in a ratio of one(1) share of Citadel common stock for every four(4) shares of CT Holdings common stock(the "Distribution"). CT Holdings and Citadel intend for the Distribution to be tax-free for U.S. federal income tax purposes. Neither CT Holdings nor Citadel has requested an advance ruling from the Internal Revenue Service, or any opinion of their tax advisors, as to the tax consequences of the Distribution. No assurance can be given that the Internal Revenue Service or the courts will agree that the Distribution is tax-free.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited financial statements for the years ended December 31, 2003 and 2002 and the related notes in the Company's Form 10-KSB. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW

CT Holdings, Inc. provides management expertise and sources of capital to early stage companies. At March 31, 2004 and December 31, 2003 we held investments in Parago and River Logic. We were incorporated in Delaware in 1992. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

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

OUR INVESTEE COMPANIES

Parago

In January 1999, we formed Parago, an application service provider and Internet based business process outsourcer that provides a suite of technology offerings (including PromoCenter, ClickChoice and KnowledgeCenter) designed to increase sales, reduce costs, and retain customers for retailers, manufacturers and service organizations. Parago's continuous customer interaction services include online promotional management (including online rebate processing), proactive email, online surveys, and customer data analysis and reporting. We account for our investment in Parago using the cost method, due to the Company's ownership percentage of approximately 1% of the fully diluted shares outstanding. Due to Parago's history of operating losses and inherent risks associated with an early stage companies, the carrying amount of our investment is zero.

River Logic

In May 2000, we made an investment in River Logic by acquiring shares of common stock of River Logic from several of its existing shareholders in exchange for 333,333 shares of our common stock. We also acquired shares of Series A Convertible Preferred Stock ("Series A") from River Logic in exchange for the contribution of assets acquired from a third party by the Company through exchange of 666,667 shares of our common stock. In connection with the investment in River Logic, we also made two bridge loans totaling $600,000 to River Logic that were convertible into shares of capital stock of River Logic. We account for our investment in River Logic using the cost method, due to the Company's ownership percentage of approximately 8% of the fully diluted shares outstanding. Due to River Logic's history of operating losses and inherent risks associated with an early stage companies, the carrying amount of our investment is zero.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At March 31, 2004 and December 31, 2003 we had no investee company qualified for this accounting method.

EQUITY METHOD: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations. At March 31, 2004 and December 31, 2003 we had no investee company qualified for this accounting method.

COST METHOD: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations. Our investments in Parago and River Logic were accounted for using this method of accounting at March 31, 2004 and December 31, 2003.

RESULTS OF OPERATIONS

THE QUARTER ENDED MARCH 31, 2004 COMPARED WITH THE QUARTER ENDED MARCH 31, 2003

Our continuing operations consist of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies in which we might invest. We do not generate any direct revenue and because our investee companies are not consolidated, we do not report revenue from investee businesses.

GENERAL AND ADMINISTRATIVE EXPENSES

During the quarter ended March 31, 2004 general and administrative expenses were approximately $65,000 representing a decrease of approximately $36,000 or 35.6% from the approximately $101,000 of general and administrative expenses recorded for the quarter ended March 31, 2003. The decrease is primarily due to lower legal, accounting, consulting and other professional fees and expenses resulting from the lower business development activities during the quarter ended March 31, 2004 versus the similar period of 2003.

INTEREST (INCOME) EXPENSE

Interest expense for the quarter ended March 31, 2004 was approximately $7,600 representing interest expense on advances and notes payable to shareholders and the demand note payable to Citadel. Interest expense for the quarter ended March 31, 2003 was approximately $24,000. The decrease in interest expense is due to lower average balances of interest bearing debt outstanding during the quarter ended March 31, 2004 versus the same quarter of 2003.

WRITE-OFF OF AFFILAITES SHARES ACQUIRED THROUGH EXERCISE OF WARRANT

The $30,000 write off of investment in affiliates is related to the warrant exercised by the Company to obtain Series-A Parago preferred Stock, which was determined by the Company to have no fair market value and was immediately written off.

NET INCOME (LOSS)

For the quarter ended March 31, 2004 we reported a net loss of approximately $103,000 versus a net loss of approximately $125,000 for the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent auditors for our year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at March 31, 2004 of approximately $1.5 million. We had no cash balance or current assets at March 31,

2004 and current liabilities total approximately $1.5 million. We have no access to capital at March 31, 2004 and we have no plans to raise capital nor have we identified sources of capital. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our Chief Executive Officer, however there can be no assurance that such funds will be available from this related party. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

PLAN OF OPERATIONS

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at March 31, 2004 to raise additional capital to invest in new business opportunities. To do so we estimate that we will need to raise up to $1.5 million to settle liabilities after which we may then begin to support our incubator and business development activities. However there can be no assurance that we will raise additional funds needed to settle our liabilities.

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

There was no net cash used in operating activities for the quarter ended March 31, 2004. This is the result of net loss of approximately $103,000 for the quarter ended March 31, 2004 and an offset by cash from changes in operating assets and liabilities of approximately $73,000 and $30,000 write-off of investment in affiliate.

CASH FLOW ACTIVITIES

There was no net cash used in operations for the quarter ended March 31, 2003 which is principally a result of the net loss of approximately $125,000 offset by the changes in operating assets and liabilities of approximately $125,000.

Net cash provided from financing activities during the quarter ended March 31, 2004 included $30,000 from the CEO through a note payable secured by Parago's Series-A preferred stock.

Net cash used in investing activities during the quarter ended March 31, 2004, included $30,000 to exercise warrants to acquire Parago's Series-A preferred stock.

There was no cash from investing activities for the quarter ended March 31, 2003. There were no cash flows provided from financing activities for the quarter ended March 31, 2003.

At March 31, 2004 the Company was in default on the following indebtedness:

  - $9,000, an 8% note payable to a shareholder. The note continues to bear interest at 8% with accrued interest at March 31, 2004 of $3,200.

As a result of the aforementioned factors, there were no net cash flows in the quarters ended March 31, 2004 and 2003.

CONTRACTUAL OBLIGATIONS

At March 31, 2004 we have a note payable to a related party of $30,000 secured by Parago Series-A Preferred Stock due May 17, 2004. There are no other long term debt obligations, capital lease obligations, operating lease obligations or long term capital purchase commitments. However at March 31, 2004 we have accrued obligations for estimated payments of legal judgments against us and for payments to Citadel under the transition services agreement and demand note payable, none of which may be paid until such time as the Company has sufficient cash to pay these obligations.

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

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the year ended December 31, 2003 the Company recorded an accrual for legal settlement of $207,000 including accrued interest in association with this judgment. PWC has obtained a garnishment of the Company's bank accounts and is seeking to obtain post judgment discovery. The Company has reached a settlement in an amount less than the amount accrued at March 31, 2004. The settlement is payable on May 24, 2004.

In January 2003, R.R Donnelly asserted claims against the Company and Steve B. Solomon alleging non-payment for services provided to CT Holdings by the plaintiff during the nine months ended September 30, 2002. The plaintiff is seeking $16,872 from the Company for past due invoices as well as attorney's fees in the amount of $24,000, court costs and post judgment interest at the highest legal rate. The Company had a liability of approximately $50,000 recorded at March 31, 2004 and December 31, 2003 and 2002 for the services preformed by the vendor. The Company intends to vigorously defend this case.

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

In April 2004 a lawsuit, styled Kevin Auger v. Citadel Security Software, aka Citadel Technology and CT Holdings, Inc., was filed in the Fourth District of Utah County, State of Utah for $20,789 alleging breach of contract. The Company intends to vigorously defend this lawsuit but due to its recent filing cannot assess the outcome or liability if any at March 31, 2004.

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

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES

During February 2004, the CEO exercised his conversion right to exchange 5,000,000 (pre 1:1000 reverse split) shares of Parago common stock for 6,000,000 shares of common stock of the Company. Since the issuance of these shares would exceed the number of authorized shares, the CEO has waived his right to receive the shares until such time as the shares become authorized.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

At March 31, 2004, and December 31, 2003 the Company was in default on the following indebtedness:

     - $9,000, an 8% note payable to a shareholder. The note continues to bear interest at 8% with accrued interest at March 31, 2004 of approximately $3,200.

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

CT Holdings, Inc.
(REGISTRANT)

Date: May 17, 2004                   By:  /s/  STEVEN B. SOLOMON
                                     --------------------------------
                                     Steven B. Solomon,
                                     President and Chief
                                     Executive Officer
                                     (Duly Authorized Signatory and
                                     Principal Executive Officer)


                                     /s/  RICHARD CONNELLY
                                     --------------------------------
                                     Richard Connelly,
                                     Chief Financial Officer
                                     (Duly Authorized Signatory and
                                     Principal Accounting and Financial
                                     Officer)