Form 10QSB
period 2004-06-30
CT HOLDINGS INC
filed 2004-08-23
CIK 752789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Class                                             Outstanding at August 13, 2004

Common Stock, Par value $.01 per share                      58,545,928


Transitional Small Business Disclosure Format  Yes [ ]  No [X]

                                CT HOLDINGS, INC.
                                  FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004
                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Balance  Sheets
            as  of  June  30,  2004  (unaudited)  and
            December  31,  2003                                                3

          Unaudited  Statements  of  Operations
            for  the  three  and  six  months  ended
            June  30,  2004  and  2003                                         4

          Unaudited  Statements  of  Cash  Flows
            for  the  six  months  ended
            June  30,  2004  and  2003                                         5

          Notes  to  Unaudited  Interim  Financial  Statements                 6

Item  2.  Management's  Discussion  and  Analysis  or  Plan
            of  Operation                                                     13

Item  3.  Controls  and  Procedures                                           22


PART  II.  OTHER  INFORMATION

Item  1.   Legal  Proceedings                                                 22


Item  2.   Changes  in  Securities  and  Small  Business
            Issuer  Purchases  of  Equity  Securities                         23

Item  3.   Defaults  Upon  Senior  Securities                                 23

Item  6.   Exhibits  and  Reports  on  Form  8-K                              23

Signatures                                                                    25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                CT HOLDINGS, INC.
                                 BALANCE SHEETS

                                                         JUNE 30,
                                                          2004         DECEMBER 31,
                                                       (unaudited)         2003
                                                     --------------   --------------
                        ASSETS
                        ------

Cash                                                 $       65,081   $           -
                                                     --------------   --------------
TOTAL ASSETS                                         $       65,081   $           -
                                                     ==============   ==============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses              $      564,040   $     501,330
  Convertible secured note payable
    to related party                                         10,000               -
  Payable to Citadel                                        730,000         635,000
  Note payable to shareholder                                 9,000           9,000
  Accrual for legal settlement                            3,000,000         207,000
                                                     --------------   --------------
 Total current liabilities                                4,313,040       1,352,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; no shares issued
   at June 30, 2004 and December 31, 2003                         -               -
  Common stock, $.01 par value per share;
   60,000,000 shares authorized;
   58,545,928 shares issued and outstanding at
   June 30, 2004 and December 31, 2003                      585,460         585,460
  Common stock pending issuance                             600,000         600,000
  Additional paid-in capital                             57,390,601      57,190,601
  Accumulated deficit                                   (62,824,020)    (59,728,391)
                                                     --------------   --------------
  Total stockholders' deficit                            (4,247,959)     (1,352,330)
                                                     --------------   --------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $       65,081   $           -
                                                     ==============   ==============

The accompanying notes are an integral part of these financial statements.

                                            CT HOLDINGS, INC.
                                   UNAUDITED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                    2004               2003              2004            2003
                                               ---------------  ------------------  --------------  ---------------
Revenue                                                     -                   -               -                -

General and administrative expense                     76,304             113,408         141,774          214,049
Legal settlement accrual                            3,000,000                   -       3,000,000                -
Reversal of litigation accrual                        (42,000)           (560,000)        (42,000)        (560,000)
Reversal of reserve for note receivable
  from related party                                  (55,000)                  -         (55,000)               -
Interest income                                        (5,500)                  -          (5,500)               -
Interest expense                                       18,799              31,625          26,355           56,106
Write-off of affiliate shares acquired
  through the exercise of warrants                          -                   -          30,000                -
Other income                                                -             (10,719)              -          (10,719)
                                               ---------------  ------------------  --------------  ---------------
Net income (loss)                              $   (2,992,603)  $         425,686   $  (3,095,629)  $      300,564
                                               ===============  ==================  ==============  ===============

Net income (loss) per share -
  basic and diluted                            $        (0.04)  $            0.01   $       (0.05)  $         0.01
                                               ===============  ==================  ==============  ===============
Weighted average shares outstanding
  - basic and diluted                              67,245,928          57,579,994      65,366,807       57,563,055
                                               ===============  ==================  ==============  ===============

                                  CT  HOLDINGS,  INC.
                         UNAUDITED  STATEMENTS  OF  CASH  FLOWS


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               2004          2003
                                                          --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                       $  (3,095,629)  $    300,564
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
     Amortization of deferred debt discount                      10,000              -
     Reversal of accrual for litigation                         (42,000)      (560,000)
     Reversal of reserve for collectibility
       of related party note receivable                         (55,000)             -
     Write-off of affiliate shares acquired through
       the exercise of warrants                                  30,000              -
     Gain on settlement of liability in exchange for
       shares of common stock                                         -        (10,719)
  Changes in operating assets and liabilities
     Accounts payable and accrued expenses                       62,710        130,155
     Payable to Citadel                                          95,000        140,000
     Accrual for legal settlement                             2,835,000       (225,000)
                                                          --------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                          (159,919)      (225,000)

CASH FROM INVESTING ACTIVITIES
  Exercise of warrants to acquire affiliate's
    Series-A preferred stock                                    (30,000)             -
  Payment on notes receivable from related party                 55,000              -
                                                          --------------  -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        25,000              -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances and notes payable
    to related parties                                          200,000        225,000
                                                          --------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       200,000        225,000
                                                          --------------  -------------
Net change in cash                                               65,081              -
Cash and cash equivalents at the beginning
  of the period                                                       -              -
                                                          --------------  -------------
Cash and cash equivalents at the end
  of the period                                           $      65,081   $          -
                                                          ==============  =============
SUPPLEMENTAL CASH FLOW ITEMS
   Stock issued in settlement of accounts payable         $           -   $     23,219
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

NATURE OF BUSINESS

CT Holdings, Inc. (the "Company" or "CT Holdings") provides management expertise including consulting on operations, marketing and strategic planning and a single source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies. At June 30, 2004 the Company held investments in two companies, Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). The Company owns approximately 1% of Parago and approximately 8% of River Logic at June 30, 2004. Parago was formed in 1999 as an application service provider ("ASP") and Internet based business process outsourcer that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, and customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. The Company accounts for its investment in Parago using the cost method of accounting. As an early stage company, Parago, until recently has had a history of operating losses and due to uncertainty of future earnings capacity as well as lack of marketability of the common and preferred stock, the carrying value of the investment was written down in prior periods and the investment has no carrying value at June 30, 2004 and December 31, 2003.

In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. ("River Logic"), which develops decision-support applications for industry. Using COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. The Company accounts for its investment in River Logic using the cost method of accounting. As an early stage company, River Logic has had a history of operating losses and due to uncertainty of future earnings capacity as well as lack of marketability of the common stock, the carrying value of the investment was written down in prior periods and the investment has no carrying value at June 30, 2004 and December 31, 2003.

LIQUIDITY

The Company received a report from its' independent auditors for the year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern due to recurring operating losses and a significant working capital deficiency. The Company has incurred recurring operating losses and has a significant working capital and stockholders' deficiency at June 30, 2004 of approximately $4.2 million. The Company had a cash balance of approximately $65,000 at June 30, 2004 and current liabilities total approximately $4.3 million. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties although there can be no assurance that such funds will be available. In addition, the Company's current financial condition and limited investment opportunities have limited its' ability to raise funds. During the quarter ended June 30, 2004 the Company received $200,000 from the proceeds of a convertible secured note payable issued to a related party (See Note - B) and received full payment of a note receivable of $55,000 plus interest of $5,500 from a related party. Of the amounts received, $165,000 was used to pay a legal settlement and $30,000 was used to purchase an additional investment in Parago. In addition, the Company accrued $3.0 million for settlement of litigation. (See Note - F)

The Company's strategy of continuing to support and expand its business development activities requires the Company to obtain additional capital. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The complete implementation of this element of the Company's strategy will not generate positive cash flow in the foreseeable future. The Company estimates it will need to raise $4.3 million to settle liabilities and to begin to support its incubator and business development activities for the next twelve months. Historically, the Company has obtained short-term bridge funding from related parties. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

The Company has made investments in entities that it believes may provide liquidity to the Company in the long term. The Company believes that the investment in Parago has been successful; and even though Parago has reported an unaudited net income for the year ended December 31, 2003, as expected in an early stage company, Parago has a history of operating losses and has experienced cash flow deficiencies as it implements its business plan. Parago has been successful in raising capital to support its operations but there is no assurance that it will be able to raise sufficient capital in the future to support operations or that its operations will attain profitability. The Company's percentage ownership in Parago is approximately 1%. The Company believes, however, that the investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split), 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) and an additional 5,000 (5,000,000 pre 1:1000 reverse stock split) shares received from our CEO in February 2004 upon exercising his exchange right for 6,000,000 shares of the Company's common stock, may ultimately provide an appropriate return.

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

If the Company had recognized compensation expense, in accordance with SFAS Nos. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three months ended June 30, 2004 and 2003, the pro forma effect on net loss and net loss per share would have been as follows:

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                                2004             2003           2004           2003
                                                            --------------  -------------  -------------  -------------
Net income (loss) attributable
   to common stockholders
   as reported                                              $  (2,992,603)  $     425,656  $ (3,095,629)  $    300,564

Add: Stock-based employee
   compensation expense included
   in reported net income (loss)                                        -               -             -              -

Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method                                                         -               -             -              -
                                                            --------------  -------------  -------------  -------------
Pro forma net income (loss)                                 $  (2,992,603)  $     425,656  $ (3,095,629)  $    300,564
                                                            ==============  =============  =============  =============

Net earnings (loss) per common share
   - basic and diluted
       As reported                                          $       (0.04)  $        0.01  $      (0.05)  $       0.01
                                                            ==============  =============  =============  =============
       Pro forma                                            $       (0.04)  $        0.01  $      (0.05)  $       0.01
                                                            ==============  =============  =============  =============

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Included in the weighted average number of common shares outstanding for the three and six months ended June 30, 2004 and 2003 are 2,700,000 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock if the Company had the available authorized shares. These shares have been included in the computation from the date that they would have been issued.

In addition, the weighted average number of shares outstanding for the three and six months ended June 30, 2004 includes 6,000,000 shares that would have been issued when the CEO exercised his right to exchange 5,000,000 (5,000 after a 1:1000 reverse stock split) shares of Parago common stock if the Company had the available authorized shares. These shares have been included in the computation from the date that they would have been issued.

Basic loss per share excludes any dilutive effects of options and warrants. Stock options and warrants to purchase 4,917,500 shares of common stock and 6,307,451 shares of common stock at June 30, 2004 and 2003, respectively, have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. At June 30, 2004, the Company does not have any outstanding stock options or warrants that have an exercise price below market value. Excluded from the weighted average share computation for the three and six months ended June 30, 2004 is the effect of 23,666,667 shares related to the convertible secured note payable to CITN Investment Inc. because the effect would be anti-dilutive.

The inclusion of the shareholder's 2,700,000 common stock shares and the CEO's 6,000,000 common stock shares in the weighted average shares outstanding for the three and six months ended June 30, 2004, as discussed above, produces a weighted average shares outstanding for the loss per share computation exceeding the currently authorized shares of 60,000,000 common stock shares. Both the shareholder and the CEO have waived their rights to receive their respective shares until such time as the shares become authorized.

NOTE B - CONVERTIBLE SECURED NOTE PAYABLE TO RELATED PARTY

On May 24, 2004, CT Holdings and CITN Investment, Inc., a Texas corporation ("CII") entered into a Loan and Security Agreement (the "Loan Agreement"). The Loan Agreement provides for advances by CII to the Company of up to $600,000, such advances to be made in the sole discretion of CII. In the event the entire $600,000 is advanced to the Company, the loans would be convertible, at the option of CII, into

71,000,000 shares of the Company's common stock, representing 51% of the Company's common stock. The loans are also secured by a pledge of all of the Company's assets.

On May 24, 2004, CII advanced $200,000 to the Company pursuant to the Loan Agreement, evidenced by a Secured Convertible Promissory Note (the "Note"). The note accrues interest at 8% per annum and is due the earlier of May 24, 2006 or demand by CII. This Note is convertible in whole or in part, at the option of CII, into up to 23,666,667 shares of the Company's common stock (approximately 25% of the Company's common stock on a fully diluted basis), and is secured by a pledge of all of the Company's assets. Accrued interest payable at June 30, 2004 was approximately $1,000. The conversion price of approximately $0.00845 per share was below the fair value per share of the common stock at the date the note was issued. Accordingly, the Company recorded the fair value of the beneficial conversion feature of the note payable of $200,000 as debt discount. The debt discount is being amortized over the two year life of the Note and a $10,000 charge was recorded as interest expense during the three months ended June 30, 2004.

CII is owned 50% by Steven B. Solomon, the Company's Chief Executive Officer and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of the Company. Prior to the loans, Mr. Solomon beneficially owned 14,285,993 shares of the Company's common stock, and Mr. Lacerte beneficially owned 5,450,000 shares of the Company's common stock. As a result of his stock ownership in CII, Mr. Solomon is deemed the beneficial owner of the shares of common stock owned by CII. Therefore, on May 24, 2004, Mr. Solomon and CII beneficially owned a total of 39,952,660 shares of our common stock (if the Note were converted into shares of our common stock), or more than 50% of our common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock.

The Company does not have a sufficient number of authorized shares of common stock available to permit the conversion of the Note at this time. The Company has agreed to use its best efforts to obtain shareholder approval to (a) increase the number of authorized shares of common stock to a number sufficient to permit conversion, or (b) to effect a reverse stock split to reduce the number of currently outstanding shares of common stock to a number small enough to permit the conversion of the Note.

NOTE C - NOTE PAYABLE TO CITADEL

During 2003, CT Holdings received an advance of $225,000 from Citadel Security Software Inc. ("Citadel"), the Company's formerly wholly-owned subsidiary, to pay a legal settlement in return for an unsecured Note Payable to Citadel due on demand and bearing interest at 12% per year. The accrued interest on the note payable at June 30, 2004, was approximately $35,000 and approximately $21,000 at December 31, 2003.

Pursuant to the terms of the transition services agreement with Citadel, the Company has agreed to pay Citadel a monthly fee of $7,500 per month (reduced in May 2004 from $20,000 per month) for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. The Company has a liability recorded for $505,000 and $410,000 for amounts payable to Citadel under this agreement at June 30, 2004 and December 31, 2003, respectively. The transition services agreement was extended to May 2005 by approval of the independent members of each company's board of directors.

NOTE D - NOTES PAYABLE TO SHAREHOLDER

At June 30, 2004 and December 31, 2003, the principal balance of a $9,000, 8% note payable to a shareholder was in default and continues to bear interest at 8% per annum. Accrued interest payable of approximately $3,600 and $2,800 related to this note is included in accounts payable and accrued expenses at June 30, 2004 and December 31, 2003, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

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

In February 2004, our CEO loaned the Company $30,000 in order for the Company to exercise the Company's warrants to purchase 28.8749 shares of Series A-3 convertible preferred stock. The promissory note to our CEO was secured by a pledge of the Parago Series A-3 preferred stock and was repaid in May 2004.

In May 2004 the Company received $55,000 for payment of note receivable from an officer plus interest of $5,500. The note receivable was issued upon the exercise of stock options by the officer and had been fully reserved. Accordingly the Company reversed the $55,000 reserve and recognized $5,500 of interest income.

During the quarter ended June 30, 2004, the Company entered into the Loan Agreement with CITN Investment Inc. referred to in Note B above.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counter claims for breach of the terms sheet as well as breach of the placement agency agreement. In June 2004, the court granted Roan Meyers' motion for partial summary judgment, granting Roan Meyers $3,000,000, without interest, upon execution of a release of claims against CT Holdings. Roan Meyers filed a Motion to Amend or Correct order or for Reargument, contending that the Court should have granted prejudgment interest to Roan Meyers in addition to the $3,000,000 judgment. To date, the Court has not ruled on Roan Meyers' motion. In July 2004, CT Holdings filed a Notice of Appeal with the Court and Company intends to vigorously defend this case, whether Roan Meyers' motion is granted or upon appeal. During the quarter ended June 30, 2004 the Company recorded a $3,000,000 liability for this settlement.

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the year ended December 31, 2003 the Company recorded an accrual for legal settlement of $207,000 including accrued interest in association with this judgment. PWC has obtained a garnishment of the Company's bank accounts and sought to obtain post judgment discovery. The Company has reached a settlement and in May 2004 paid an amount less than the amount that had been accrued.

In January 2003, R.R Donnelly asserted claims against the Company and Steve B. Solomon alleging non-payment for services provided to CT Holdings by the plaintiff. The plaintiff is seeking $16,872 from the Company for past due invoices as well as attorney's fees in the amount of $24,000, court costs and post judgment interest at the highest legal rate. The Company had a liability of approximately $50,000 recorded at June 30, 2004 and December 31, 2003 for the services preformed by the vendor. The Company intends to vigorously defend this case.

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


NOTE G - CERTAIN TRANSACTIONS

At June 30, 2004, 50,000 shares of CT Holdings' common stock, and 12,500 pro rata dividend shares of Citadel were reserved and available to settle liabilities of approximately $32,000. The Company believes that the negotiations will ultimately be concluded with the issuance of the shares in full settlement of these liabilities however there can be no assurance that such settlement will be finalized or on terms favorable to the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We received a report from our independent auditors for our year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and a significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at June 30, 2004 of approximately $4.2 million. We had a cash balance of approximately $65,000 at June 30, 2004 and current liabilities total approximately $4.3 million. We have limited access to capital at June 30, 2004, no plans to raise capital and we have not identified sources of capital. In the past our funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our Chief Executive Officer, however there can be no assurance that such funds will be available from these related parties. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at June 30, 2004 to raise additional capital to invest in new business opportunities. We estimate that we will need to raise up to $4.3 million to settle liabilities and to continue to support our incubator and business development activities. Historically, we have obtained short-term funding from our Chief Executive Officer or Directors of the Company. The amount of capital and the timing of any future financing have not been determined and there can be no assurance that we will be able to raise new capital or that sources of capital would be available at terms we would be willing to accept.

We have made investments in entities that we believe may provide liquidity to the Company in the long term and we believe that our investments in Parago and River Logic have been successful. Parago has recently attained profitability for its year ended December 31,2003. As is expected in early stage companies, River Logic has not been profitable and has had to scale back operations. Historically both companies have experienced cash flow deficiencies. The current private equity and venture capital market conditions have limited the availability of investment capital for investment in private companies. In addition, we have not participated in the additional capital infusions since our initial investments and as a result, our ownership percentage in both investee companies has been diluted. Our ownership percentage in Parago is approximately 1% and approximately 8% in River Logic and the carrying values of both investments have been written down to zero.

While the performance of the investee companies to date has been as expected, there can be no assurance that we will ever achieve liquidity from these investments. In addition, there can be no assurance that our plans will be successful or what other actions may become necessary in the future. Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund operating expenses. Although we have been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to the Company's business and results of operations. At June 30, 2004 we have not identified sources of capital nor do we have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

OUR CONVERTIBLE NOTE MAY ADVERSELY IMPACT THE COMPANY AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

We have issued a $200,000 convertible secured promissory note (the "Note") payable to CITN Investment Inc. ("CII"), an entity by CII is owned 50% by Steven
B. Solomon, our Chief Executive Officer and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of our company. Pursuant to the terms of the note and the related Loan and Security Agreement (the "Agreement"), the Note is secured by a pledge of all of our assets and the Note is convertible into approximately 23.7 million shares of our common stock, at the option of CII. In the event the entire $600,000 is advanced under the Agreement (in the sole discretion of CII), the notes would be convertible into 51% of our common stock. We have also agreed to use our best efforts to amend our certificate or undertake a reverse stock split to permit conversion if CII elects to convert the notes. The terms of the Note and the Agreement will make in more difficult or impossible for us to raise additional funds in the future and may have a material adverse effect on us and our financial condition and results of operations. The Note is senior to our common stock on any liquidation or sale of our company, so the Notes must be paid before common stockholders would receive funds in the event of a liquidation or sale. In addition, the Notes are due and payable on the earlier to occur of May 24, 2006 or demand by CII. In the event of a default by CT Holdings under the Note or Agreement or demand for payment by CII, CII could foreclose on the loans and obtain all of our assets or force us into bankruptcy, in which case our common stock would most likely be worthless. These terms and conditions could have a material adverse effect on us and our financial condition and results of operations.

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

In May 2002, we were successful in spinning off Citadel into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At the time of the spinoff, which was first considered in November 2001, Citadel was losing substantial amounts of money and the investee assets were more valuable than the assets in Citadel. At June 30, 2004 and December 31, 2003 we held investments in two companies, Parago and River Logic. However the investments have no carrying value on the balance sheet of the Company at June 30, 2004 and December 31, 2003, due to information technology market conditions, as well as historical operating performance of the investee companies that have created uncertainty as to achievement of sustainable earnings and cash flow. During 2003 and through June 30, 2004 we have looked for businesses and technologies in which to invest but economic and stock market conditions along with a general decline in the availability of private and public capital available to us has prevented us from making any additional investments and there can be no assurance that these factors will improve so that the Company can continue to execute its business plan.

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

WE HAVE INVESTED IN EARLY STAGE VENTURES; AND THERE CAN BE NO ASSURANCE THAT OUR INVESTMENTS WILL PROVE TO BE FINANCIALLY ATTRACTIVE.

We have developed and invested in Parago and River Logic (our "investees" or "investee companies"). Inasmuch as our investee companies are early stage ventures, it is difficult to judge their future prospects. Economic, governmental, industry and internal company factors outside of our control may materially and adversely affect each of our investee companies.

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

Although we have yet to make any investments in the investment securities of companies other than Parago, and River Logic, such investments, if and when made, could fluctuate in value, which may cause the value of such securities to exceed 40% of our total assets. Unless an exclusion or safe harbor is available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be accomplished in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we may otherwise have preferred. These sales may be at depressed prices and we might never realize anticipated benefits from, and may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

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

WE MAY NOT BE ABLE TO EFFECT THE DISTRIBUTION OF PARAGO SHARES.

We previously announced that we intend to distribute shares of Parago common stock to our shareholders upon compliance with the Securities and Exchange Commission (SEC) requirements applicable in connection with the proposed distribution and upon the expiration of a 180 day lockup agreement between the underwriters of Parago's previously proposed initial public offering and us. If there are problems associated with compliance with SEC requirements or state law, then the distribution of Parago shares may be delayed or may not occur. There can be no assurance that we will complete the distribution on the proposed terms or at all. In addition, the shares of Parago are pledged to secure our obligation under the CII Note and Agreement, which would prevent the distribution of the Parago shares until the indebtedness is repaid.

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

EACH INVESTEE HAS A HISTORY OF NET LOSSES AND COULD INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

Parago has only reported its first unaudited full year profit for the year ended December 31, 2003 and River Logic has never reported a profit. Both investees could incur substantial losses in the future, and if our investees' revenues do not grow as they anticipate, our investees may never be profitable.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATIONS

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

OVERVIEW

CT Holdings, Inc. provides management expertise and sources of capital to early stage companies. At June 30, 2004 and December 31, 2003 we held investments in Parago and River Logic. We were incorporated in Delaware in 1992. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

Recent geopolitical, economic and stock market conditions along with lack of available capital have limited our ability to raise sufficient capital to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. Historically, these factors have also affected the businesses of our investee companies and as a result, in years prior to the year ended December 31, 2003 the carrying values of our investments in Parago and River Logic have been written down to zero. We expect that if and when capital becomes available to us, we may continue our business development and investment activities, however there can be no assurance that any capital will be available to us. Until such time as capital becomes available the Company's business activities will be limited to reviewing investment opportunities, filing of compliance documents and defending lawsuits, including without limitation those disclosed in Part I, Item 3 - Legal Proceedings.


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

EFFECT OF VARIOUS ACCOUNTING METHODS FOR EQUITY INVESTMENTS

The interests that we acquire in our investee companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our percentage ownership in an investee company.

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At June 30, 2004 and December 31, 2003 we had no investee company qualified for this accounting method.

EQUITY METHOD: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations. At June 30, 2004 and December 31, 2003 we had no investee company qualified for this accounting method.

COST METHOD: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations. Our investments in Parago and River Logic were accounted for using this method of accounting at June 30, 2004 and December 31, 2003.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2004
AS COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2003

Our operations consist of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies in which we might invest, as well as addressing outstanding liabilities and maintaining our reporting status as a public company. We do not generate any direct revenue and because our investee companies are not consolidated, we do not report revenue from investee businesses.

GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended June 30, 2004 general and administrative expenses were approximately $76,000, down approximately $37,000 or 33% from the approximately $113,000 of general and administrative expenses recorded for the three months ended June 30, 2003. For the six months ended June 30, 2004 general and administrative expenses were approximately $142,000, down approximately $72,000 or 34% from the approximately $214,000 of general and administrative expense for the six months ended June 30, 2003. The decreases are primarily due to lower legal, accounting, consulting and other professional fees and expenses resulting from the lower Company activities during the three and six months ended June 30, 2004 versus the similar periods of 2003.

LEGAL SETTLEMENT ACCRUAL

During the quarter ended June 30, 2004 the court in the Janssen-Meyers case granted a motion for partial summary judgment for $3,000,000. Accordingly we accrued a liability of $3,000,000 for this settlement. See additional discussion in Note F to the financial statements.

REVERSAL OF LITIGATION ACCRUALS

During the quarter ended June 30, 2004 we settled a lawsuit and reversed $42,000 of the litigation accrual in excess of the settlement. In April 2003 we settled a lawsuit and reversed $560,000 of the litigation accrual in excess of the settlement.

REVERSAL OF RESERVE FOR NOTE RECEIVABLE FROM RELATED PARTY AND RELATED INTEREST INCOME

In May 2004 the Company received a payment of $55,000 plus interest of $5,500 on a note receivable from a related party secured by shares of stock of the Company. The note receivable had been previously reserved and accordingly the Company reversed the reserve of $55,000 and recorded interest income of $5,500.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2004 was approximately $19,000 and $26,000, respectively, representing interest expense on advances and notes payable to shareholders, the demand note payable to Citadel and the note payable to CITN Investment Inc. This amount also includes amortization of the beneficial conversion feature associated with the CITN note which totaled $10,000 during the second quarter of 2004. Interest expense for the three and six months ended June 30, 2003 was approximately $32,000 and $56,000, respectively. The decrease in interest expense is due to lower average balances of interest bearing debt outstanding during the three and six months ended June 30, 2004 versus the same periods of 2003.

WRITE-OFF OF AFFILAITES SHARES ACQUIRED THROUGH EXERCISE OF WARRANT

The $30,000 write off of investment in affiliates is related to the warrant exercised by the Company to obtain shares of Parago's Series A-3 Preferred Stock, which was determined by the Company to have no fair market value and was immediately written off.

OTHER (INCOME) EXPENSE

Other (income) expense for the three and six months ended June 30, 2003 includes a gain of $10,719 from the settlement of a liability in exchange for shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent auditors for our year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at June 30, 2004 of approximately $4.2 million. We had a cash balance of approximately $65,000 at June 30, 2004 and current liabilities total approximately $4.3 million. We have limited access to capital at June 30, 2004 and we have no plans to raise capital nor have we identified sources of capital. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our Chief Executive Officer, however there can be no assurance that such funds will be available from this related party. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations and settle obligations.

PLAN OF OPERATIONS

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at June 30, 2004 to raise additional capital to invest in new business opportunities. We estimate that we will need to raise up to $1.5 million to settle liabilities after which we may then begin to support our incubator and business development activities. However there can be no assurance that we will raise additional funds needed to settle our liabilities.

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

Cash Flows From Operating Activities

The net cash used in operating activities for the six months ended June 30, 2004 was approximately $160,000. This is the result of net loss of approximately $3,096,000 for the six months ended June 30, 2004 and non-cash adjustments for the amortization of debt discount of $10,000, the legal settlement accrual of $3,000,000, the reversal of an excess litigation accrual of $42,000, the $55,000 reversal of a reserve for a note receivable from a related party and the write-off of the $30,000 cost of shares in an affiliate which were acquired through the exercise of warrants. In addition, the Company paid a legal settlement of $165,000 in May 2004. An increase in accounts payable of approximately $63,000 and a $95,000 increase in the payable to Citadel partially offset the operating cash items previously noted above resulting in net cash used in operating activities of approximately $160,000.

Cash Flows From Investing Activities

Net cash provided by investing activities included the payment of a note payable to our CEO resulting from our exercise of warrants to acquire Parago Series A-3 preferred stock for $30,000. The note payable was paid in May 2004. Offsetting this amount was a $55,000 payment received from a related party to settle a note receivable. The net result was net cash provided by investing activities of $25,000.

Cash Flows From Financing Activities

On May 24, 2004, we entered into a Loan and Security Agreement (the "Loan Agreement") with CITN Investment, Inc., a Texas corporation ("CII"). The Loan Agreement provides for advances by CII to the Company of up to $600,000, such advances to be made in the sole discretion of CII. In the event the entire $600,000 is advanced to the Company, the loans would be convertible, at the option of CII, into 71,000,000 shares of the Company's common stock, representing 51% of the Company's common stock. The loans are also secured by a pledge of all of the Company's assets.

On May 24, 2004, we were advanced $200,000 by CII pursuant to the Loan Agreement and evidenced by a Secured Convertible Promissory Note (the "Note"). The note accrues interest at 8% per annum and is due the earlier of May 24, 2006 or demand by CII. This Note is convertible in whole or in part, at the option of CII, into up to 23,666,667 shares of the Company's common stock (approximately 25% of the Company's common stock on a fully diluted basis), and is secured by a pledge of all of the Company's assets.

CII is owned 50% by Steven B. Solomon, the Company's Chief Executive Officer and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of the Company. Prior to the loans, Mr. Solomon beneficially owned 14,285,993 shares of the Company's common stock, and Mr. Lacerte beneficially owned 5,450,000 shares of the Company's common stock. As a result of his stock ownership in CII, Mr. Solomon is deemed the beneficial owner of the shares of common stock owned by CII. Therefore, on May 24, 2004, Mr. Solomon and CII beneficially owned a total of 39,952,660 shares of our common stock (if the Note were converted into shares of our common stock), or more than 50% of our common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock. The conversion price of approximately $0.00845 per share was below the fair value per share of the common stock at the date the note was issued. Accordingly, the Company recorded the fair value of the beneficial conversion feature of the note payable of $200,000 as debt discount. The debt discount is being amortized over the two year life of the Note and a $10,000 charge was recorded as interest expense during the three months ended June 30, 2004.

The Company does not have a sufficient number of authorized shares of common stock available to permit the conversion of the Note at this time. The Company has agreed to use its best efforts to obtain shareholder approval to (a) increase the number of authorized shares of common stock to a number sufficient to permit conversion, or (b) to effect a reverse stock split to reduce the number of currently outstanding shares of common stock to a number small enough to permit the conversion of the Note.


CONTRACTUAL OBLIGATIONS

At June 30, 2004 we have a note payable to a related party of $200,000 secured by all the assets of the Company and $9,000 unsecured note payable to a shareholder which is in default at June 30, 2004. There are no other long term debt obligations, capital lease obligations, operating lease obligations or long term capital purchase commitments. However at June 30, 2004 we have accrued for payments to Citadel under the transition services agreement and demand note payable, none of which may be paid until such time as the Company has sufficient cash to pay these obligations.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counter claims for breach of the terms sheet as well as breach of the placement agency agreement. In June 2004, the court granted Roan Meyers' motion for partial summary judgment, granting Roan Meyers three million dollars, without interest, upon execution of a release of claims against CT Holdings. Roan Meyers filed a Motion to Amend or Correct order or for Reargument, contending that the Court should have granted prejudgment interest to Roan Meyers in addition to the three million dollar judgment. To date, the Court has not ruled on Roan Meyers' motion. In July 2004, CT Holdings filed a Notice of Appeal with the Court and Company intends to vigorously defend this case, whether Roan Meyers' motion is granted or upon appeal. During the quarter ended June 30, 2004 the Company recorded a $3,000,000 liability for this settlement.

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the year ended December 31, 2003 the Company recorded an accrual for legal settlement of $207,000 including accrued interest in association with this judgment. PWC has obtained a garnishment of the Company's bank accounts and is seeking to obtain post judgment discovery. The Company has reached a settlement and in May 2004 paid an amount less than the amount that had been accrued.

In January 2003, R.R Donnelly asserted claims against the Company and Steve B. Solomon alleging non-payment for services provided to CT Holdings by the plaintiff during the nine months ended September 30, 2002. The plaintiff is seeking $16,872 from the Company for past due invoices as well as attorney's fees in the amount of $24,000, court costs and post judgment interest at the highest legal rate. The Company had a liability of approximately $50,000 recorded at June 30, 2004 and December 31, 2003 and 2002 for the services preformed by the vendor. The Company intends to vigorously defend this case.

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



ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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



ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

At June 30, 2004, and December 31, 2003 the Company was in default on the following indebtedness:

     - $9,000, an 8% note payable to a shareholder. The note continues to bear interest at 8% with accrued interest at June 30, 2004 of approximately $3,400.



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

CT Holdings, Inc.
(REGISTRANT)

Date:  August  23,  2004            By:  /s/  STEVEN  B.  SOLOMON
                                     --------------------------------
                                     Steven  B.  Solomon,
                                     President  and  Chief
                                     Executive  Officer
                                     (Duly  Authorized  Signatory  and
                                     Principal  Executive  Officer)


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