Form 10QSB
period 2004-09-30
CT HOLDINGS INC
filed 2004-11-15
CIK 752789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 0-18718

                                CT HOLDINGS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    75-2432011
    (STATE  OR  OTHER  JURISDICTION  OF                  (I.R.S.  EMPLOYER
    INCORPORATION  OR  ORGANIZATION)                   IDENTIFICATION  NO.)

         Two Lincoln Centre, 5420 Lyndon B. Johnson Freeway, Suite 1600
                               Dallas,  Texas  75240
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-25 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                         Outstanding at November 12, 2004

Common Stock, Par value $.01 per share                  58,545,928

Transitional Small Business Disclosure Format Yes [_] No [X]

                                CT HOLDINGS, INC.
                                  FORM  10-QSB
                      QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2004
                                TABLE  OF  CONTENTS

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

              Balance  Sheets
                as  of  September  30,  2004  (unaudited)  and
                December  31,  2003                                 3

              Unaudited  Statements  of  Operations
                for  the  three  and  nine  months  ended
                September  30,  2004  and  2003                     4

              Unaudited  Statements  of  Cash  Flows
                for  the  nine  months  ended
                September  30,  2004  and  2003                     5

              Notes  to  Unaudited  Interim  Financial  Statements  6

Item  2.    Management's  Discussion  and  Analysis  or  Plan
                of  Operation                                      13

Item  3.    Controls  and  Procedures                              28

PART  II.   OTHER  INFORMATION

Item  1.    Legal  Proceedings                                     29

Item  2.    Unregistered Sales of Equity Securities, Use of
              Proceeds and Issuer Repurchases                      30

Item  3.    Defaults  Upon  Senior  Securities                     30

Item  6.    Exhibits                                               30

Signatures                                                         31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                CT HOLDINGS, INC.
                                 BALANCE SHEETS

                                                   SEPTEMBER 30,
                                                       2004         DECEMBER 31,
                                                    (unaudited)         2003
                                                  ---------------  --------------

                                 ASSETS
                                 ------

CURRENT ASSETS
  Cash                                            $       19,168   $           -
                                                  ---------------  --------------
TOTAL ASSETS                                      $       19,168   $           -
                                                  ===============  ==============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses           $      547,252   $     501,330
  Convertible secured note payable to
    related party, net of deferred debt
    discount of $165,000                                  35,000               -
  Demand note payable to Citadel                         225,000         225,000
  Payable to Citadel                                     527,500         410,000
  Note payable to shareholders                             9,000           9,000
  Accrual for litigation                               3,000,000         207,000
                                                  ---------------  --------------
Total current liabilities                              4,343,752       1,352,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; no shares issued
   or outstanding
  Common stock, $.01 par value per share;
   60,000,000 shares authorized;
   58,545,928 shares issued
   and outstanding                                       585,460         585,460
  Common stock pending issuance                          600,000         600,000
  Additional paid-in capital                          57,390,601      57,190,601
  Accumulated deficit                                (62,900,645)    (59,728,391)
                                                  ---------------  --------------
  Total stockholders' deficit                         (4,324,584)     (1,352,330)
                                                  ---------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $       19,168   $           -
                                                  ===============  ==============

The accompanying notes are an integral part of these financial statements.

                                            CT  HOLDINGS,  INC.
                                   UNAUDITED  STATEMENTS  OF  OPERATIONS

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                   2004          2003          2004          2003
                                               ------------  ------------  ------------  ------------

Revenue                                        $         -   $         -   $         -   $         -

General and administrative expense                  40,011        86,527       181,785       300,576
Litigation accrual                                       -       202,000     3,000,000       202,000
Reversal of litigation accrual                           -             -       (42,000)     (560,000)
Reversal of reserve for note receivable
  from related party                                     -             -       (55,000)            -
Gain on settlement of liabilities with stock             -      (132,164)            -      (142,883)
Interest income                                          -             -        (5,500)
Interest expense                                    36,614        32,034        62,969        88,140
Write-off of affiliate shares acquired
  through exercise of warrants                           -             -        30,000             -
                                               ------------  ------------  ------------  ------------
Net income (loss)                              $   (76,625)  $  (188,397)  $(3,172,254)  $   112,167
                                               ============  ============  ============  ============

Net income (loss) per share -
  basic and diluted                            $     (0.00)  $     (0.00)  $     (0.05)  $      0.00
                                               ============  ============  ============  ============

Weighted average shares outstanding
  - basic and diluted                           67,245,928    57,970,928    65,997,753    57,700,507
                                               ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           2004         2003
                                                       ------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $(3,172,254)  $  112,167
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Amortization of deferred debt discount                 35,000            -
     Accrual for litigation                              3,000,000      202,000
     Reversal of accrual for litigation                    (42,000)    (560,000)
     Reversal of reserve for collectibility
       of related party note receivable                    (55,000)           -
     Write-off of affiliate shares acquired through
       the exercise of warrants                             30,000            -
     Gain on settlement of liability in exchange for
       shares of common stock                                    -     (142,883)
  Changes in operating assets and liabilities
     Accounts payable and accrued expenses                  45,922      188,716
     Payable to Citadel                                    117,500      200,000
     Payment of litigation                                (165,000)    (225,000)
                                                       ------------  -----------
NET CASH USED IN OPERATING ACTIVITIES                     (205,832)    (225,000)

CASH FROM INVESTING ACTIVITIES
  Exercise of warrants to acquire affiliate's
    Series-A preferred stock                               (30,000)           -
  Payment on notes receivable from related party            55,000            -
                                                       ------------  -----------
NET CASH FROM INVESTING ACTIVITIES                          25,000            -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances and notes payable
    to related parties                                     200,000      225,000
                                                       ------------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  200,000      225,000
                                                       ------------  -----------
Net change in cash                                          19,168            -
Cash and cash equivalents at the beginning
  of the period                                                  -            -
                                                       ------------  -----------

Cash and cash equivalents at the end
  of the period                                        $    19,168   $        -
                                                       ============  ===========


SUPPLEMENTAL CASH FLOW ITEMS
   Fair value of stock issued in settlement
     of accounts payable                               $         -   $  106,250
                                                       ============  ===========
   Conversion of note payable to equity                $         -   $  600,000
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

NATURE OF BUSINESS

CT Holdings, Inc. (the "Company" or "CT Holdings") provides management expertise including consulting on operations, marketing and strategic planning and a single source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal has been to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies. At September 30, 2004 the Company held investments in two companies, Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). The Company owns approximately 1% of Parago and approximately 8% of River Logic at September 30, 2004. Parago was formed in 1999 as an application service provider ("ASP") and Internet based business process outsourcer that provides an online suite of offerings designed to increase sales, reduce costs, retain customers and increase client profitability. These services include online promotional management, online rebate processing, proactive email, online surveys, and customer data warehousing, analysis and reporting. Parago's comprehensive integrated suite of outsourced customer care solutions are marketed across multiple industry lines. The Company accounts for its investment in Parago using the cost method of accounting. As an early stage company, Parago, until recently has had a history of operating losses and due to uncertainty of future earnings capacity as well as lack of marketability of the common and preferred stock, the carrying value of the investment was written down in prior periods and the investment has no carrying value at September 30, 2004 and December 31, 2003.

In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. ("River Logic"), which develops decision-support applications for industry. Using COR Technology, a rapid-application development system, developers at River Logic create applications that enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions easily by manipulating graphical icons that model their enterprise. The Company accounts for its investment in River Logic using the cost method of accounting. As an early stage company, River Logic has had a history of operating losses and due to uncertainty of future earnings capacity as well as lack of marketability of the common stock, the carrying value of the investment was written down in prior periods and the investment has no carrying value at September 30, 2004 and December 31, 2003.

LIQUIDITY

The Company received a report from its' independent auditors for the year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding its ability to continue as a going concern due to recurring operating losses and a significant working capital deficiency. The Company has incurred recurring operating losses and has a significant working capital and stockholders' deficiency at September 30, 2004 of approximately $4.3 million. The Company had a cash balance of approximately $19,000 at September 30, 2004 and current liabilities total approximately $4.3 million. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. Immediate funding needs of the business are expected to be provided by financings through short-term notes payable and additional investments from related parties although there can be no assurance that such funds will be available. In addition, the Company's current financial condition and limited investment opportunities have limited its' ability to raise funds. During the nine months ended September 30, 2004 the Company received $200,000 from the proceeds of a convertible secured note payable issued to a related party (See Note - B) and received full payment of a note receivable of $55,000 plus interest of $5,500 from a related party. Of the amounts received, $165,000 was used to pay a legal settlement and $30,000 was used to acquire shares in Parago from the exercise of warrants. In addition, the Company accrued $3.0 million for potential liabilities from litigation. (See Note - F)

The Company's strategy of continuing to support and expand its business development activities requires the Company to obtain additional capital. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from the Company's investments in unconsolidated affiliates. The complete implementation of this element of the Company's strategy will not generate positive cash flow in the foreseeable future. The Company estimates it will need to raise $4.3 million to settle liabilities and to begin to support its incubator and business development activities for the next twelve months. Historically, the Company has obtained short-term bridge funding from related parties. While this may occur in the future there can be no assurance that such financing will be available or if available with terms that the Company would be willing to accept.

The Company has made investments in entities that it believes may provide liquidity to the Company in the long term. The Company believes that the investment in Parago has been successful; and even though Parago has reported an unaudited net income for the year ended December 31, 2003, Parago has a history of operating losses and has experienced cash flow deficiencies as it implements its business plan. Parago has been successful in raising capital to support its operations but there is no assurance that it will be able to raise sufficient capital in the future to support operations or that its operations will attain profitability. The Company's percentage ownership in Parago is approximately 1%. The Company believes, however, that the investment of 20,000 common shares of Parago (following a 1-for-1000 reverse stock split), 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) and an additional 5,000 (5,000,000 pre 1:1000 reverse stock split) shares received from our CEO in February 2004 upon exercising his exchange right for 6,000,000 shares of the Company's common stock, may ultimately provide an appropriate return.

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

If the Company had recognized compensation expense, in accordance with SFAS Nos. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three and nine months ended September 30, 2004 and 2003, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows:

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                          2004         2003          2004         2003
                                       ----------  ------------  ------------  ----------

Net income (loss)                      $ (76,625)  $  (188,397)  $(3,172,254)  $  112,167

Add: Stock-based employee
   compensation expense included
   in reported net income (loss)               -             -             -            -

Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method                                -             -             -            -

                                       ----------  ------------  ------------  ----------
Pro forma net income (loss)            $ (76,625)  $  (188,397)  $(3,172,254)  $  112,167
                                       ==========  ============  ============  ==========


Net income (loss) per common share
   - basic and diluted
       As reported                     $   (0.00)  $     (0.00)  $     (0.05)  $     0.00
                                       ==========  ============  ============  ==========

       Pro forma                       $   (0.00)  $     (0.00)  $     (0.05)  $     0.00
                                       ==========  ============  ============  ==========

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Included in the weighted average number of common shares outstanding for the three and nine months ended September 30, 2004 and 2003 are 2,700,000 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock if the Company had the available authorized shares. These shares have been included in the computation from the date that they would have been issued.

In addition, the weighted average number of shares outstanding for the three and nine months ended September 30, 2004 includes 6,000,000 shares that would have been issued when the CEO exercised his right to exchange 5,000,000 (5,000 after a 1:1000 reverse stock split) shares of Parago common stock if the Company had the available authorized shares. These shares have been included in the computation from the date that they would have been issued.

Basic loss per share excludes any dilutive effects of options and warrants. Stock options and warrants to purchase 4,917,500 and 6,307,451 shares of common stock at September 30, 2004 and 2003, respectively, have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive.

The inclusion of the shareholder's 2,700,000 common stock shares and the CEO's 6,000,000 common stock shares in the weighted average shares outstanding for the three and nine months ended September 30, 2004, as discussed above, produces a weighted average shares outstanding for the loss per share computation exceeding the currently authorized shares of 60,000,000 common stock shares. Both the shareholder and the CEO have waived their rights to receive their respective shares until such time as the shares become authorized.

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

On May 24, 2004, CII advanced $200,000 to the Company pursuant to the Loan Agreement, evidenced by a Secured Convertible Promissory Note (the "Note"). The note accrues interest at 8% per annum and is due the earlier of May 24, 2006 or upon demand by CII. This Note is convertible in whole or in part, at the option of CII, into up to 23,666,667 shares of the Company's common stock (approximately 25% of the Company's common stock on a fully diluted basis), and is secured by a pledge of all of the Company's assets. Accrued interest payable at September 30, 2004 was approximately $5,000. The conversion price of approximately $0.00845 per share was below the fair value per share of the common stock at the date the note was issued. Accordingly, the Company recorded the fair value of the beneficial conversion feature of the note payable of $200,000 as debt discount. The debt discount is being amortized over the two year life of the Note and charges totaling $25,000 and $35,000, respectively, were recorded as interest expense during the three and nine months ended September 30, 2004.

CII is owned 50% by Steven B. Solomon, the Company's Chief Executive Officer and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of the Company. Prior to the loans, Mr. Solomon beneficially owned 14,285,993 shares of the Company's common stock, and Mr. Lacerte beneficially owned 5,450,000 shares of the Company's common stock. As a result of his stock ownership in CII, Mr. Solomon is deemed the beneficial owner of the shares of common stock owned by CII. Therefore, on May 24, 2004, Mr. Solomon and CII beneficially owned a total of 39,952,660 shares of the Company's common stock (if the Note were converted into shares of our common stock), or more than 50% of the Company's common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock.

The Company does not have a sufficient number of authorized shares of common stock available to permit the conversion of the Note at this time. The Company has agreed to obtain shareholder approval to (a) increase the number of authorized shares of common stock to a number sufficient to permit conversion, or (b) to effect a reverse stock split to reduce the number of currently outstanding shares of common stock to a number small enough to permit the conversion of the Note.

NOTE C - NOTE PAYABLE TO CITADEL

During 2003, CT Holdings received an advance of $225,000 from Citadel Security Software Inc. ("Citadel"), the Company's formerly wholly-owned subsidiary, to pay a legal settlement in return for an unsecured Note Payable to Citadel due on demand and bearing interest at 12% per year. The accrued interest on the note payable at September 30, 2004, was approximately $42,000 and approximately $21,000 at December 31, 2003.

Pursuant to the amended terms of the transition services agreement with Citadel, the Company has agreed to pay Citadel a monthly fee of $7,500 per month (reduced in May 2004 from $20,000 per month) for the services of its CEO, CFO and accounting and information management staff, as well as its pro rata share of office rent and indirect overhead expenses. The Company has a liability recorded for $527,500 and $410,000 for amounts payable to Citadel under this agreement at September 30, 2004 and December 31, 2003, respectively. The transition services agreement between Citadel and CT Holdings has been amended and extended to May 2005 by approval of the independent members of each company's board of directors.

NOTE D - NOTES PAYABLE TO SHAREHOLDER

At September 30, 2004 and December 31, 2003, the principal balance of a $9,000, 8% note payable to a shareholder originally due June 30, 2002 was in default and continues to bear interest at 8% per annum. Accrued interest payable of approximately $4,000 and $2,800 related to this note is included in accounts payable and accrued expenses at September 30, 2004 and December 31, 2003, respectively.

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

During the quarter ended June 30, 2004, the Company entered into the Loan Agreement with CITN Investment Inc. discussed in Note B above.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counter claims for breach of the terms sheet as well as breach of the placement agency agreement. In June 2004, the court granted Roan Meyers' motion for partial summary judgment, granting Roan Meyers $3,000,000, without interest, upon execution of a release of claims against CT Holdings. Roan Meyers filed a Motion to Amend or Correct order or for Reargument, contending that the Court should have granted prejudgment interest to Roan Meyers in addition to the $3,000,000 judgment. To date, the Court has not ruled on Roan Meyers' motion. In July 2004, CT Holdings filed a Notice of Appeal with the Court and the Company intends to vigorously defend this case, whether Roan Meyers' motion is granted or upon appeal. During the three months ended June 30, 2004, the Company recorded a liability for this litigation totaling $3,000,000 which remains outstanding at September 30, 2004.

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the year ended December 31, 2003 the Company recorded an accrual for legal settlement of $207,000 including accrued interest in association with this judgment. PWC obtained a garnishment of the Company's bank accounts and sought to obtain post judgment discovery. The Company has reached a settlement and in May 2004 paid an amount less than the amount that had been accrued and the excess amount accrued was written off during the three months ended June 30, 2004.

In January 2003, R.R Donnelly asserted claims against the Company and Steve B. Solomon alleging non-payment for services provided to CT Holdings by the plaintiff. The plaintiff was seeking $16,872 from the Company for past due invoices as well as attorney's fees in the amount of $24,000, court costs and post judgment interest at the highest legal rate. The Company had a liability of approximately $50,000 recorded at September 30, 2004 and December 31, 2003 for the services preformed by the vendor. The case was settled for $35,000 in the third quarter of 2004. The settlement was assumed by Citadel and paid in October 2004.

In April 2003 MWW Group re-filed an old suit styled "MWW Group v. CT Holdings et. al" in the Superior Court of Bergen County, New Jersey which had been dismissed for want of prosecution. On July 21, 2003, a default judgment was entered against CT Holdings and Steve Solomon. On December 9, 2003, the Court signed an order vacating the default judgment. The plaintiff alleged damages in the amount of $91,290. The case was settled for $35,000 in September 2004, which the Company had previously accrued approximately $54,000 in accounts payable for settlement. The Company paid $15,000 in September 2004. The Company paid the remaining $20,000 of the settlement in October 2004 by obtaining a $5,000 90-day note, bearing interest at 5% per year, from the CEO of the Company.

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

NOTE G - CERTAIN TRANSACTIONS

At September 30, 2004, 50,000 shares of CT Holdings' common stock, and 12,500 pro rata dividend shares of Citadel were reserved and available to settle liabilities of approximately $32,000. The Company believes that the negotiations will ultimately be concluded with the issuance of the shares in full settlement of these liabilities however there can be no assurance that such settlement will be finalized or on terms favorable to the Company.

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

We received a report from our independent auditors for our year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and a significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at September 30, 2004 of approximately $4.3 million. We had a cash balance of approximately $19,000 at September 30, 2004 and current liabilities total approximately $4.3 million. We have limited access to capital at September 30, 2004, no plans to raise capital and we have not identified sources of capital. In the past our funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our Chief Executive Officer, however there can be no assurance that such funds will be available from these related parties. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at September 30, 2004 to raise additional capital to invest in new business opportunities. We estimate that we will need to raise up to $4.3 million to settle liabilities and to continue to support our incubator and business development activities. Historically, we have obtained short-term funding from our Chief Executive Officer or Directors of the Company. The amount of capital and the timing of any future financing have not been determined and there can be no assurance that we will be able to raise new capital or that sources of capital would be available at terms we would be willing to accept.

We have made investments in entities that we believe may provide liquidity to the Company in the long term and we believe that our investments in Parago and River Logic have been successful. Parago has recently attained profitability for its year ended December 31, 2003. As is expected in early stage companies, River Logic has not been profitable and has had to scale back operations. Historically both companies have experienced cash flow deficiencies. The current private equity and venture capital market conditions have limited the availability of investment capital for investment in private companies. In addition, we have not participated in the additional capital infusions since our initial investments and as a result, our ownership percentage in both investee companies has been diluted. Our ownership percentage in Parago is approximately 1% and approximately 8% in River Logic and the carrying values of both investments have been written down to zero.

While the performance of the investee companies to date has been as expected, there can be no assurance that we will ever achieve liquidity from these investments. In addition, there can be no assurance that our plans will be successful or what other actions may become necessary in the future. Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund operating expenses. Although we have been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to the Company's business and results of operations. At September 30, 2004 we have not identified sources of capital nor do we have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

OUR CONVERTIBLE NOTE MAY ADVERSELY IMPACT THE COMPANY AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

We have issued a $200,000 convertible secured promissory note (the "Note") payable to CITN Investment Inc. ("CII"), an entity by CII is owned 50% by Steven
B. Solomon, our Chief Executive Officer and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of our company. Pursuant to the terms of the note and the related Loan and Security Agreement (the "Agreement"), the Note is secured by a pledge of all of our assets and the Note is convertible into approximately 23.7 million shares of our common stock, at the option of CII. In the event the entire $600,000 is advanced under the Agreement (in the sole discretion of CII), the notes would be convertible into 51% of our common stock. We have also agreed to use our best efforts to amend our certificate or undertake a reverse stock split to permit conversion if CII elects to convert the notes. The terms of the Note and the Agreement will make it more difficult or impossible for us to raise additional funds in the future and may have a material adverse effect on us and our financial condition and results of operations. The Note is senior to our common stock on any liquidation or sale of our company, so the Notes must be paid before common stockholders would receive funds in the event of a liquidation or sale. In addition, the Notes are due and payable on the earlier to occur of May 24, 2006 or demand by CII. In the event of a default by CT Holdings under the Note or Agreement or demand for payment by CII, CII could foreclose on the loans and obtain all of our assets or force us into bankruptcy, in which case our common stock would most likely be worthless. These terms and conditions could have a material adverse effect on us and our financial condition and results of operations.

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

In May 2002, we were successful in spinning off Citadel into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At the time of the spin-off, which was first considered in November 2001, Citadel was losing substantial amounts of money and the investee assets of CT Holdings were more valuable than the assets in Citadel. At September 30, 2004 and December 31, 2003 we held investments in two companies, Parago and River Logic. However the investments have no carrying value on the balance sheet of the Company at September 30, 2004 and December 31, 2003, due to information technology market conditions, as well as historical operating performance of the investee companies that have created uncertainty as to achievement of sustainable earnings and cash flow. During 2003 and through September 30, 2004 we have looked for businesses and technologies in which to invest but economic and stock market conditions along with a general decline in the availability of private and public capital available to us has prevented us from making any additional investments and there can be no assurance that these factors will improve so that the Company can continue to execute its business plan.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW

CT Holdings, Inc. provides management expertise and sources of capital to early stage companies. At September 30, 2004 and December 31, 2003 we held investments in Parago and River Logic. We were incorporated in Delaware in 1992. Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At September 30, 2004 and December 31, 2003 we had no investee company qualified for this accounting method.

EQUITY METHOD: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations. At September 30, 2004 and December 31, 2003 we had no investee company qualified for this accounting method.

COST METHOD: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations. Our investments in Parago and River Logic were accounted for using this method of accounting at September 30, 2004 and December 31, 2003.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

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

GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended September 30, 2004 general and administrative expenses were approximately $40,000, down approximately $47,000 or 54% from the approximately $87,000 of general and administrative expenses recorded for the three months ended September 30, 2003. For the nine months ended September 30, 2004 general and administrative expenses were approximately $182,000, down approximately $119,000 or 40% from the approximately $301,000 of general and administrative expense for the nine months ended September 30, 2003. The decreases are primarily due to lower legal, accounting, consulting and other professional fees and expenses resulting from the lower Company activities during the three and nine months ended September 30, 2004 versus the similar periods of 2003.

LITIGATION ACCRUAL

During the nine months ended September 30, 2004 the court in the Janssen-Meyers case granted a motion for partial summary judgment for $3,000,000. Accordingly we accrued a liability of $3,000,000 for this lawsuit. See additional discussion in Note F to the financial statements.

REVERSAL OF LITIGATION ACCRUALS

During the three months ended September 30, 2003 the Company recorded an accrual for legal settlement of $207,000 including accrued interest in association with the judgment received related to PriceWaterhouseCoopers, LLP. During the nine months ended September 30, 2004 we settled the lawsuit and reversed $42,000 of the litigation accrual in excess of the settlement. In April 2003 we settled a lawsuit and reversed $560,000 of the litigation accrual in excess of the settlement.

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

GAIN ON SETTLEMENT OF LIABILITIES WITH STOCK

During the nine months ended September 30, 2003 we completed negotiations to settle approximately $249,000 of liabilities that had been outstanding prior to the Citadel Distribution by issuing 425,000 shares of CT Holdings common stock along with 106,250 pro rata dividend shares of Citadel common stock that had been reserved for issuance at the Distribution Date. The difference between the fair value of the shares and the recorded liabilities of approximately $143,000 was recognized as a gain in the statement of operations. Approximately $132,000 of this amount was recorded as a gain in the statement of operations for the three months ended September 30, 2003.

INTEREST EXPENSE

Interest expense for the three and nine months ended September 30, 2004 was approximately $37,000 and $63,000, respectively, representing interest expense on advances and notes payable to shareholders, the demand note payable to Citadel and the note payable to CITN Investment Inc. This amount also includes amortization of the beneficial conversion feature associated with the CII note which totaled $25,000 during the third quarter of 2004 and $35,000 for the nine months ended September 30, 2004. Interest expense for the three and nine months ended September 30, 2003 was approximately $32,000 and $88,000, respectively. The increase in interest expense for the three months ended September 2004 versus the same period in 2003 is due to the amortization of the beneficial conversion feature associated with the CII note as well as the interest expense for the CII note. The decrease for the nine months is due to lower average balances of interest bearing debt outstanding during the nine months ended September 30, 2004 versus the same periods of 2003.

WRITE-OFF OF AFFILIATES SHARES ACQUIRED THROUGH EXERCISE OF WARRANT

The $30,000 write off of investment in affiliates during the nine months ending September 30, 2004 is related to the warrant exercised by the Company to obtain shares of Parago's Series A-3 Preferred Stock, which was determined by the Company to have no fair market value and was immediately written off.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent auditors for our year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at September 30, 2004 of approximately $4.3 million. We had a cash balance of approximately $19,000 at September 30, 2004 and current liabilities total approximately $4.3 million. We have limited access to capital at September 30, 2004 and we have no plans to raise capital nor have we identified sources of capital. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our Chief Executive Officer, however there can be no assurance that such funds will be available from this related party. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations and settle obligations.

PLAN OF OPERATIONS

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at September 30, 2004 to raise additional capital to invest in new business opportunities. We estimate that we will need to raise up to $4.3 million to settle liabilities after which we may then begin to support our incubator and business development activities. However there can be no assurance that we will raise additional funds needed to settle our liabilities.

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

Cash Flows From Operating Activities

The net cash used in operating activities for the nine months ended September 30, 2004 was approximately $206,000. This is the result of net loss of approximately $3,172,000 for the nine months ended September 30, 2004 and non-cash adjustments for the amortization of debt discount of $35,000, the litigation accrual of $3,000,000, the reversal of an excess litigation accrual of $42,000, the $55,000 reversal of a reserve for a note receivable from a related party and the write-off of the $30,000 cost of shares in an affiliate which were acquired through the exercise of warrants. In addition, the Company paid a legal settlement of $165,000 in May 2004. An increase in accounts payable of approximately $46,000 and a $117,500 increase in the payable to Citadel partially offset the operating cash items previously noted above resulting in net cash used in operating activities of approximately $206,000.

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

Cash Flows From Investing Activities

Net cash provided by investing activities included the payment of a note payable to our CEO resulting from our exercise of warrants to acquire Parago Series A-3 preferred stock for $30,000. The note payable was paid in May 2004. Offsetting this amount was a $55,000 payment received from a related party to settle a note receivable. The net result was net cash provided by investing activities of $25,000. There was no net cash result from investing activities during the nine months ending September 30, 2003.

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

CII is owned 50% by Steven B. Solomon, the Company's Chief Executive Officer and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of the Company. Prior to the loans, Mr. Solomon beneficially owned 14,285,993 shares of the Company's common stock, and Mr. Lacerte beneficially owned 5,450,000 shares of the Company's common stock. As a result of his stock ownership in CII, Mr. Solomon is deemed the beneficial owner of the shares of common stock owned by CII. Therefore, on May 24, 2004, Mr. Solomon and CII beneficially owned a total of 39,952,660 shares of our common stock (if the Note were converted into shares of our common stock), or more than 50% of our common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock. The conversion price of approximately $0.00845 per share was below the fair value per share of the common stock at the date the note was issued. Accordingly, the Company recorded the fair value of the beneficial conversion feature of the note payable of $200,000 as debt discount. The debt discount is being amortized over the two year life of the Note and a $35,000 charge was recorded as interest expense during the nine months ended September 30, 2004.

The Company does not have a sufficient number of authorized shares of common stock available to permit the conversion of the Note at this time. The Company has agreed to obtain shareholder approval to (a) increase the number of authorized shares of common stock to a number sufficient to permit conversion, or (b) to effect a reverse stock split to reduce the number of currently outstanding shares of common stock to a number small enough to permit the conversion of the Note.

Cash flows provided from financing activities for the nine months ended September 30, 2003 includes $225,000 of proceeds from a note payable to Citadel.

CONTRACTUAL OBLIGATIONS

At September 30, 2004 we have a note payable to CII of $200,000 secured by all the assets of the Company and $9,000 unsecured note payable to a shareholder which is in default at September 30, 2004. There are no other long term debt obligations, capital lease obligations, operating lease obligations or long term capital purchase commitments. However at September 30, 2004 we have accrued for payments to Citadel under the transition services agreement and demand note payable, none of which may be paid until such time as the Company has sufficient cash to pay these obligations.

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

In January 2003, R.R Donnelly asserted claims against the Company and Steve B. Solomon alleging non-payment for services provided to CT Holdings by the plaintiff during the nine months ended September 30, 2002. The plaintiff is seeking $16,872 from the Company for past due invoices as well as attorney's fees in the amount of $24,000, court costs and post judgment interest at the highest legal rate. The Company had a liability of approximately $50,000 recorded at September 30, 2004 and December 31, 2003 and 2002 for the services preformed by the vendor. The case was settled for $35,000 in the third quarter of 2004. The settlement was assumed by Citadel and paid in October 2004.

In April 2003 MWW Group re-filed an old suit styled "MWW Group v. CT Holdings et. al" in the Superior Court of Bergen County, New Jersey which had been dismissed for want of prosecution. On July 21, 2003, a default judgment was entered against CT Holdings and Steve Solomon. On December 9, 2003, the Court signed an order vacating the default judgment. The plaintiff alleges damages in the amount of $91,290. The case was settled for $35,000 in September 2004, which the Company had previously accrued approximately $54,000 in accounts payable for settlement. The Company paid $15,000 in September 2004. The Company paid the remaining $20,000 of the settlement in October 2004 by obtaining a $5,000 90-day note, bearing interest at 5% per year, from the CEO of the Company.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSURER REPURCHASES

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

At September 30, 2004, and December 31, 2003 the Company was in default on the following indebtedness:

- $9,000, an 8% note payable to a shareholder. The note continues to bear interest at 8% with accrued interest at September 30, 2004 of approximately $4,000.

ITEM 6 - EXHIBITS

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

CT Holdings, Inc.
(REGISTRANT)

Date:  November 15,  2004            By:  /s/  STEVEN  B.  SOLOMON
                                     --------------------------------
                                     Steven  B.  Solomon,
                                     President  and  Chief
                                     Executive  Officer
                                     (Duly  Authorized  Signatory  and
                                     Principal  Executive  Officer)

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