Form 10KSB
period 2004-12-31
CT HOLDINGS INC
filed 2005-04-13
CIK 752789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

         TWO LINCOLN CENTRE, SUITE 1600, 5420 LYNDON B. JOHNSON FREEWAY
                               DALLAS, TEXAS 75240
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to such filing requirements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenue from continuing operations for its most recent fiscal year $ 0.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of April 12, 2005, there were outstanding 58,545,928 shares of common stock, par value $.01 per share. The aggregate market value of common stock held by non-affiliates of the issuer (39,427,091 shares) based on the closing price of the issuer's common stock as reported on the OTC Bulletin Board of $0.01 per share, on April 12, 2005, was $394,270.91. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Transitional Small Business Disclosure Format. Yes [_] No [X]

                                CT HOLDINGS, INC.
                                   FORM 10-KSB
                                  ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I
Item 1.     Description of Business. . . . . . . . . . . . . . . . . . . .   3

Item 2.     Description of Property. . . . . . . . . . . . . . . . . . . .  11

Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  11

Item 4.     Submission of Matters to a Vote of Security Holders. . . . . .  12

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters . . .  13

Item 6.     Management's Discussion and Analysis . . . . . . . . . . . . .  14

Item 7.     Financial Statements . . . . . . . . . . . . . . . . . . . . .  21

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . .  21

Item 8A.    Control and Procedures . . . . . . . . . . . . . . . . . . . .  22

Item 8B.    Other Information. . . . . . . . . . . . . . . . . . . . . . .  22

PART III

Item 9.     Directors and Executive Officers of the Registrant . . . . . .  22

Item 10.    Executive Compensation . . . . . . . . . . . . . . . . . . . .  26

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters. . . . . . . . . . . . . . . .  27

Item 12.    Certain Relationships and Related Transactions . . . . . . . .  29

Item 13.    Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

Item 14.    Principal Accountant Fees and Services . . . . . . . . . . . .  31

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

                                     PART I
            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. CT Holdings, Inc. ("CT Holdings" or the "Company") bases these forward-looking statements on its expectations and projections about future events, which CT Holdings has derived from the information currently available to it. In addition, from time to time, CT Holdings or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in CT Holdings' filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of CT Holdings' executive officers. For each of these forward-looking statements, CT Holdings claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or CT Holdings' future performance, including but not limited to:

     -    possible or assumed future results of operations;

     -    future revenue and earnings; and

     -    business and growth strategies

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to CT Holdings:

(1)  the uncertainty of general business and economic conditions;

(2)  the financial performance of our investments;

(3)  adverse developments, outcomes and expenses in legal proceedings;

(4)  those described under Risk Factors.

Forward-looking statements are only predictions as of the date they are made and are not guarantees of performance. All forward-looking statements included in this document are based on information available to CT Holdings on the date of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this report on Form 10-KSB and other statements made from time to time by CT Holdings or its representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about CT Holdings including without limitation those discussed elsewhere in this Annual Report under the heading Risk Factors as well as those discussed elsewhere in this Annual Report, and the risks discussed in our Securities and Exchange Commission filings. Except for their ongoing obligations to disclose material information as required by the federal securities laws, CT Holdings is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-KSB and in other statements made from time to time by CT Holdings or its representatives might not occur.


ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF CT HOLDINGS

Since 1996 CT Holdings has provided management expertise including consulting on operations, marketing and strategic planning and has been a source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. The business model was designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The Company's business strategy since 1996 has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal has been to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger, spin-off or initial public offering of the investee companies.

At December 31, 2004, the Company held investments in Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic). Parago is a marketing services company that brings transaction processing capabilities together with information-based marketing in a way that transforms the way companies interact with their customers. Through web-enabled products, processes and resources, Parago creates solutions to meet their clients' marketing objectives. Parago provides a proprietary, promotional marketing technology platform that helps their clients reduce promotional program costs, increase sales, and enhance customer relationships. We account for our investment in Parago using the cost method of accounting. The carrying value of the investment was written down in prior periods and the investment has no carrying value at December 31, 2004 and 2003.

In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. (River Logic"), which develops decision-support applications for industries. River Logic's applications enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions by manipulating graphical icons that model their enterprise. We account for our investment in River Logic using the cost method of accounting. The carrying value of the investment was written down in prior periods and the investment has no carrying value at December 31, 2004 and 2003.

Other than its holdings of Parago and River Logic, the Company does not have any products or services, customers or revenue, and the Company has no other lines of business.

OVERVIEW OF PARAGO

We formed Parago in 1999 through the contribution of some technology assets acquired in the late 1990's during the growth period of Internet electronic commerce industry.

At December 31, 2004, the Company holds 25,000 shares of Parago common stock and
28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock). In February 2004, our Chief Executive Officer ("CEO") loaned us $30,000 in order for us to exercise our warrants to purchase the shares of Series A-3 convertible preferred stock, pursuant to a promissory note secured by a pledge of the preferred stock. Our CEO also elected to exercise an exchange right whereby he exchanged 5,000,000 (before a 1:1000 reverse stock split that occurred in 2001) shares of Parago, Inc. common stock for 6,000,000 shares of CT Holdings common stock. Our CEO has postponed his right to receive these shares until such time as the shares become authorized. In prior periods due to continuing operating losses and other factors we wrote down the carrying value of our investment in Parago to zero. We believe that our initial $50,000 investment along with the $30,000 to purchase warrants in Parago, represented by 20,000 shares of common stock, 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock) and an additional 5,000 shares (5,000,000 pre reverse split shares) received in February 2004 may ultimately provide an appropriate return on our investment in Parago.

OVERVIEW OF RIVER LOGIC

In May 2000, CT Holdings acquired a minority ownership interest in River Logic. River Logic develops and markets enterprise optimization technologies and decision support software applications. Recognizing a need in the marketplace, River Logic created strategic-level, process modeling tools and approaches for helping senior managers suggest, evaluate, and understand the impact of business decisions as they relate to the overall profitability of their organizations. River Logic's optimization tools integrate several technologies such as mixed integer optimization, visual process modeling, accounting, and constraint theory to bring financial planning and profitability tools to market.

The Company holds an ownership interest in River Logic of approximately 8% at December 31, 2004. Since our initial investment in May 2000, River Logic has raised additional capital through the issuance of preferred stock and other equity securities. In a prior period, we wrote down the carrying value of our investment in River Logic to zero. While we believe that our investment in River Logic will be successful there can be no assurance that our investment in River Logic will ultimately provide an appropriate return on our investment.

SPIN-OFF OF CITADEL SECURITY SOFTWARE INC.

On May 17, 2002, we effected a spin-off of Citadel Security Software Inc. ("Citadel"), a wholly-owned subsidiary of the Company at the time, through the declaration of a pro rata dividend distribution to CT Holdings shareholders in a ratio of one (1) share of Citadel common stock for every four (4) shares of CT Holdings common stock (the "Distribution"). In connection with the Distribution, we entered into a Plan and Agreement of Distribution, a Tax Disaffiliation Agreement and a Transition Services Agreement with Citadel.

EMPLOYEES

As of December 31, 2004 and 2003, CT Holdings had no full-time employees.

GOVERNMENT REGULATION

Government regulation has not had a material effect on the conduct of our business to date.

ACCOUNTANT'S REPORT

We have received a report from our independent registered public accounting firm for our year ended December 31, 2004 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Please see Management's Discussion and Analysis - Liquidity and Capital Resources, Factors That May Affect Future Operating Results and Note A to our financial statements for discussions of some of the conditions that could impact our ability to continue operations under the current business conditions.

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

                                  GENERAL RISKS

WE HAVE RECEIVED A GOING CONCERN REPORT FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, HAVE A HISTORY OF NET LOSSES AND WILL NEED ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN.

We received a report from our independent registered public accounting firm for our year ended December 31, 2004 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at December 31, 2004 of approximately $5.4 million. We had a cash balance of $4,168 at December 31, 2004 and current liabilities total approximately $5.4 million. We have limited access to capital at December 31, 2004, no plans to raise capital, and we have not identified sources of capital at December 31, 2004. During the year ended December 31, 2004, we received $200,000 from CITN Investment Inc. ("CII") as part of an interest bearing Promissory Note. CII is an entity owned 50% by our CEO and 50% by a shareholder. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO and CII, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

We have made investments in entities that we believe may provide liquidity to the Company in the long term and we believe that Parago and River Logic may ultimately be successful. Both Parago and River Logic are privately held companies and because we hold minority interests in these companies, we have received only limited information regarding their results of operations and financial condition. We have not participated in the additional capital infusions since our initial investments and as a result, our ownership percentage in both investee companies has been significantly diluted. Our ownership in Parago consists of 25,000 shares of common stock and 28.8749 shares of Series A-3 convertible preferred stock (convertible to 2,887 shares of Parago common stock), and approximately 8% of River Logic. There is no carrying value in these investments on the balance sheet.

While we believe that the performance of the investee companies to date has been as expected, there can be no assurance that we will ever achieve liquidity from these investments. In addition, there can be no assurance that our plans will be successful or what other actions may become necessary in the future. Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund operating expenses. Although we have been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on our business operations and result in charges that could be material to the Company's business and results of operations. At December 31, 2004 we have not identified sources of capital nor do we have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

OUR CONVERTIBLE NOTE MAY ADVERSELY IMPACT THE COMPANY AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

We have issued a $200,000 convertible secured promissory note (the "Note") payable to CII, an entity owned 50% by Steven B. Solomon, our CEO and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of our

Company. Pursuant to the terms of the note and the related Loan and Security Agreement (the "Agreement"), the Note is secured by a pledge of all of our assets and the Note is convertible into approximately 23.7 million shares of our common stock, at the option of CII. CT Holdings has the option to borrow up to $600,000 under the Agreement (at the sole discretion of CII). In the event the entire $600,000 is advanced, the notes would be convertible into 51% of our common stock. We have also agreed to use our best efforts to amend our certificate of incorporation or undertake a reverse stock split to permit conversion if CII elects to convert the notes. The terms of the Note and the Agreement will make it more difficult or impossible for us to raise additional funds in the future and may have a material adverse effect on us and our financial condition and results of operations. The Note is senior to our common stock on any liquidation or sale of our Company, so the Note must be paid before common stockholders would receive funds in the event of a liquidation or sale. In addition, the Note is due and payable on the earlier to occur of May 24, 2006 or demand by CII. In the event of a default to CT Holdings under the Note or Agreement or demand for payment by CII, CII could foreclose on the loans and obtain all of our assets or force us into bankruptcy, in which case our common stock would most likely be worthless. These terms and conditions could have a material adverse effect on us and our financial condition and results of operations.

OUR BUSINESS FOCUS IS THE DEVELOPMENT AND ACQUISITION OF EARLY STAGE COMPANIES; HENCE, WE WILL ENCOUNTER NUMEROUS RISKS ASSOCIATED WITH OUR BUSINESS FOCUS AND OUR PRIOR OPERATING HISTORY MAY NOT BE A MEANINGFUL GUIDE TO EVALUATING OUR FUTURE PERFORMANCE.

Our business model is designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy over the years has led to the development, acquisition and operation of technology based businesses with strong business models and compelling valuations. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in early stage ventures well positioned for growth in their respective marketplaces. Our business strategy seeks to increase the value of each investee by providing management, marketing and financial expertise along with financial capital and then realize this new value through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies. However, the impact of any advice and expertise may be limited due to a lack of a significant ownership percentage in any of our investees and the lack of available capital.

In May 2002, we were successful in spinning off of Citadel Security Software Inc. ("Citadel") into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At the time of the spin-off, which was first considered in November 2001, Citadel was losing substantial amounts of money and the investee assets of CT Holdings were more valuable than the assets in Citadel. At December 31, 2004 we held investments in two companies, Parago and River Logic. However the investments have no carrying value on the balance sheet of the Company at December 31, 2004 and 2003. The lack of availability of private and public capital available to us has prevented us from making any additional investments and there can be no assurance that the availability of capital will improve so that the Company can execute its business plan.

We have a limited history in executing our business strategy. As a consequence, our prior operating history may not provide a meaningful guide to our prospects in emerging markets. Moreover, our business model and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. We may be unable to execute our strategy of developing our business due to numerous risks, including the following:

     - We may be unable to identify or develop relationships with emerging companies.

     - Any companies that we are able to attract may not succeed and the value of our assets and the price of our common stock could consequently decline.

     - Our business model is unproven and depends on the willingness of companies to participate in our business development model and collaborate with each other and us.

     - Our expenses may increase as we build the infrastructure necessary to implement this model.

     - We face competition from other incubators, some of which are publicly traded companies, venture capital companies and large corporations; many of these competitors have greater financial resources and brand name recognition than we do, which may make it difficult for us to effectively compete.

     - We will require additional capital resources in order to implement our business model and we may not be able to obtain these resources on attractive terms, if at all.

WE HAVE INVESTED IN EARLY STAGE VENTURES; AND THERE CAN BE NO ASSURANCE THAT OUR INVESTMENTS WILL PROVE TO BE FINANCIALLY ATTRACTIVE.

We have developed and invested in Parago and River Logic (our "investees" or "investee companies"). Inasmuch as our investee companies are early stage ventures, it is difficult to judge their future prospects. Economic, governmental, industry and internal company factors outside of our control may materially and adversely affect each of our investee companies. These investee companies have had losses in the past and may have substantial losses in the future. To continue in business, the investee companies may need to raise capital and may not be able to do so on reasonable terms or at all. In addition, if the investee companies are able to raise capital, our ownership stake in these companies would be diluted. Our investee companies may also never be able to complete an initial public offering of stock, or successfully close a sale, merger or other liquidity event whereby we would realize a return on our investment.

WE HAVE LIMITED ACCESS TO FINANCIAL AND OPERATING REPORTS OF OUR INVESTEE COMPANIES.

Both Parago and River Logic are privately held entities and as such are not required to provide financial information to its minority shareholders. Consequently we have limited access to financial operating reports on performance measures. As a result, we cannot measure or estimate the long-term prospects of these investments and while we believe that both Parago and River Logic have been successful, we cannot assure you that because of the limited financial reporting that they may be successful in the future or that they will provide an appropriate return on our investment.

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

FAILURE TO QUALIFY AS A TAX-FREE TRANSACTION COULD RESULT IN SUBSTANTIAL
LIABILITY

In May 2002, CT Holdings effected a pro rata distribution of the common stock of Citadel to Stockholders of CT Holdings in a ratio of one (1) share of Citadel common stock for every four (4) shares of CT Holdings common stock. CT Holdings and Citadel intend for the Distribution to be tax-free for U.S. federal income tax purposes. Neither CT Holdings nor Citadel has requested an advance ruling from the Internal Revenue Service, or any opinion of their tax advisors, as to the tax consequences of the Distribution. No assurance can be given that the Internal Revenue Service or the courts will agree that the Distribution is tax-free.

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

ITEM 2. DESCRIPTION OF PROPERTY

CT Holdings shares office space with Citadel Security Software Inc. and as part of an agreement, CT Holdings is charged a monthly administrative fee of approximately $7,500 per month, reduced from $20,000 per month in May 2004, which includes the cost of the space. We believe that this space will be sufficient to meet our needs for the foreseeable future.

The telephone number of our principal office is (214) 520-9292. The Company maintains a website at http://www.ct-holdings.com.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of

New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The amount for the judgment as well as the interest through December 31, 2004 has been accrued. The Company has appealed the final judgment. The Company intends to vigorously defend this case.

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the year ended December 31, 2003 the Company recorded an accrual for legal settlement of $207,000 including accrued interest in association with this judgment. PWC has obtained a garnishment of CT Holdings' bank account and is seeking to obtain post-judgment discovery. The Company has reached a settlement and in May 2004 paid an amount less than the amount that had been accrued.

In January 2003, R.R Donnelly asserted claims against the Company and Steve B. Solomon alleging non-payment for services provided to CT Holdings by the plaintiff during the nine months ended September 30, 2002. The plaintiff is seeking $16,872 from the Company for past due invoices as well as attorney's fees in the amount of $24,000, court costs and post-judgment interests at the highest legal rate. The Company had reached a settlement in the third quarter of 2004 for an amount less than the amount that had been accrued. The settlement was assumed by Citadel and paid in October 2004.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock trades on the OTC Bulletin Board ("OTCBB") under the symbol CITN. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported by the OTCBB and displayed on its website. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                HIGH    LOW
                              -------  ------
YEAR ENDED DECEMBER 31, 2004
          1st Quarter . . . . $ 0.100  $0.030
          2nd Quarter . . . .   0.050   0.030
          3rd Quarter . . . .   0.040   0.020
          4th Quarter . . . .   0.030   0.010


YEAR ENDED DECEMBER 31, 2004
          1st Quarter . . . . $ 0.020  $0.011
          2nd Quarter . . . .   0.065   0.010
          3rd Quarter . . . .   0.036   0.021
          4th Quarter . . . .   0.079   0.021

At December 31, 2004 there were approximately 762 recordholders of common stock of the Company. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefore.
The Company has never paid cash dividends on its common stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors that the Board of Directors of the Company may consider.

The stock option information shown below is not subject to a stock option plan approved by shareholders.

                             Equity Compensation Plan Information
----------------------------------------------------------------------------------
                                                                              Number of
                                                                              securities
                                                                         remaining available
                                                                         for future issuance
                                                                             under equity
                       Number of securities to      Weighted-average      compensation plans
                       be issued upon exercise     exercise price of          (excluding
                       of outstanding options,    outstanding options,   securities reflected
Plan category            warrants and rights      warrants and rights       in column (a))
                                 (a)                      (b)                    (c)
---------------------  ------------------------  ----------------------  --------------------
Equity compensation
plans approved by
security holders.                            -                        -                     -

Equity compensation
Plans not approved by
Security holders.                 2,917,500 (1)  $                 0.24                     -

(1) Excludes common stock that may be issued in connection with the Company's CEO exercise of a right to exchange 5,000,000 (pre 1:1000 reverse stock split) shares of Parago common stock for 6,000,000 shares of CT Holdings common stock exercised in February 2004. The CEO has waived his right to receive these shares until such time as shares become authorized.

The options were issued under individual arrangement and were not issued pursuant to a plan.

Recent Sales of Unregistered Securities

The Company made no sales of unregistered securities during the period covered by this Report.

Repurchases of Securities

The Company made no repurchases of shares during the fourth quarter of 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere in this Form 10-KSB, as well as the disclosure relating to forward-looking statements set forth above under the caption Factors That May Affect Future Operating Results.

OVERVIEW

CT Holdings, Inc. provides management expertise and sources of capital to early stage companies. At December 31, 2004 and 2003 we held investments in Parago and River Logic. We were incorporated in Delaware in 1992. Our business model is designed to enable the companies in which we invest or acquire to become market leaders in their industries. Our strategy is expected to lead to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

At December 31, 2004 the lack of available capital has limited our ability to raise sufficient capital to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. We expect that if and when capital becomes available to us, we may continue our business development and investment activities, however there can be no assurance that any capital will be available to us. Until such time as capital becomes available the Company's business activities will be limited to reviewing investment opportunities, filing of compliance documents and defending the lawsuits disclosed in Part I, Item 3 - Legal Proceedings.

OVERVIEW OF PARAGO

We formed Parago in 1999 through the contribution of some technology assets acquired in the late 1990's during the growth period of Internet electronic commerce industry.

At December 31, 2004, the Company holds 25,000 shares of Parago common stock and
28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock). In February 2004, our CEO loaned us $30,000 in order for us to exercise our warrants to purchase the shares of Series A-3 convertible preferred stock, pursuant to a promissory note secured by a pledge of the preferred stock. Our CEO also elected to exercise an exchange right whereby he exchanged 5,000,000 (before a 1:1000 reverse stock split that occurred in 2001) shares of Parago, Inc. common stock for 6,000,000 shares of CT Holdings common stock. Our CEO has waived his right to receive these shares until such time as the shares become authorized. Our investment in Parago has no carrying value on our balance sheet as a result of the write down of the carrying value to zero in prior periods. We believe that our initial $50,000 investment along with the $30,000 to purchase warrants in Parago, represented by 20,000 shares of common stock, 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock) and an additional 5,000 shares (5,000,000 pre reverse split shares) received in February 2004 may ultimately provide an appropriate return on our investment.

OVERVIEW OF RIVER LOGIC

In May 2000, CT Holdings acquired a minority ownership interest in River Logic. River Logic develops and markets enterprise optimization technologies and decision support applications. Recognizing a need in the marketplace, River Logic created strategic-level, process modeling tools and approaches for helping senior managers suggest, evaluate, and understand the impact of business decisions as they relate to the overall profitability of their organizations. River Logic's optimization tools integrate several technologies such as mixed integer optimization, visual process modeling, accounting, and constraint theory to bring together the best active financial planning and profitability tools on the market.

The Company holds an ownership interest in River Logic of approximately 8% at December 31, 2004. Since our initial investment in May 2000, River Logic has raised additional capital through the issuance of preferred stock and other equity securities. In a prior period, we wrote down the carrying value of our investment in River Logic to zero. While we believe that our investment in River Logic will be successful there can be no assurance that our investment in River Logic may ultimately provide an appropriate return on our investment.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At December 31, 2004 and 2003, we had no investee company qualified for this accounting method.

EQUITY METHOD: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations. At December 31, 2004 and 2003, we had no investee company qualified for this accounting method.

COST METHOD: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations. Our investments in Parago and River Logic were accounted for using this method of accounting at December 31, 2004 and 2003.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003

Our operations consist of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies in which we might invest. We do not generate any direct revenue and because our investee companies are not consolidated, we do not report revenue from investee businesses.

GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended December 31, 2004 general and administrative expenses were approximately $107,000 representing a decrease of approximately $189,000 or 64% from the approximately $296,000 of general and administrative expenses recorded for the year ended December 31, 2003. The decrease is primarily due to the reversal of accrued bonuses that would not be paid out.

FORGIVENESS OF ACCOUNTS PAYABLE

During the year ended December 31, 2003, a vendor released the Company from payment of approximately $162,000 of invoices for professional services rendered to the Company.

LITIGATION ACCRUAL AND REVERSAL

On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The Company has accrued for the amount of the partial summary judgment plus interest of approximately $1,126,000 as of December 31, 2004. The Company has appealed the final judgment. The Company intends to vigorously defend this case.

During the year ended December 31, 2003 the Company recorded an accrual for legal settlement of $202,000 plus accrued interest of $5,000 in association with the judgment received related to PriceWaterhouseCoopers, LLP. During the year ended December 31, 2004 we settled the lawsuit and reversed $42,000 of the litigation accrual in excess of the settlement. The Company reversed approximately $33,000 of the litigation accrual in connection with settlements with the MWW Group and RR Donnelly during the year ended December 31, 2004. In April 2003 we settled a lawsuit and reversed $560,000 of the litigation accrual in excess of the settlement.

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

GAIN FROM SETTLEMENTS WITH RELATED PARTIES

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

INTEREST (INCOME) EXPENSE

Interest expense for the year ended December 31, 2004 was approximately $1,225,000 representing interest accrued for litigation, amortization of a beneficial conversion feature on convertible debt, interest expense on advances and notes payable to an officer and a related party, note payable to shareholders, and the demand note payable to Citadel. Interest expense for the year ended December 31, 2003 was approximately $125,000 and includes interest expense on advances and notes payable to related parties, notes payable to shareholders and the demand note payable to Citadel. The increase in interest expense, excluding the charge for the beneficial conversion feature of $60,000, is due to the $1,126,000 of interest accrued for the JMA litigation and higher average balances of interest bearing debt outstanding during the year ended December 31, 2004. Interest income of approximately $5,500 related to payment of a note receivable plus accrued interest due from a related party was recognized during the year ended December 31, 2004. Interest income of approximately $55,000 related to notes receivable from shareholders was recognized during the year ended December 31, 2003.

WRITE-OFF OF AFFILIATES SHARES ACQUIRED THROUGH THE EXERCISE OF WARRANTS

The $30,000 write-off of investment in affiliates during the year ended December 31, 2004 is related to the warrant exercised by the Company to obtain shares of Parago's Series A-3 Preferred Stock, which was determined by the Company to have no fair market value and was immediately written off.

NET INCOME (LOSS)

For the year ended December 31, 2004 we reported a net loss of approximately $4,227,000 versus net income of approximately $1,211,000 for the year ended December 31, 2003, representing a decrease of approximately $5,438,000 primarily due to accruals related to the JMA litigation judgment and related interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent registered public accounting firm for our year ended December 31, 2004 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at December 31, 2004 of approximately $5.4 million. We had a cash balance of $4,168 at December 31, 2004 and current liabilities total approximately $5.4 million. We have limited access to capital at December 31, 2004, no plans to raise capital, and we have not identified sources of capital at December 31, 2004. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO, and CII however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at December 31, 2004 to raise additional capital to invest in new business opportunities. To do so we estimate that we will need to raise up to $5.4 million to settle recorded liabilities at December 31, 2004 after which we may then need to raise additional funds to support our incubator and business development activities. However there can be no assurance that we will raise additional funds needed to settle our liabilities.

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

Cash Flows From Operating Activities

The net cash used in operating activities was $226,000 for the year ended December 31, 2004. This is the result of a net loss of approximately $4,227,000 for the year ended December 31, 2004 and non-cash adjustments for the amortization of debt discount of $60,000 recorded as interest expense, an accrual for a legal settlement of $3,000,000 plus accrued interest of approximately $1,126,000, the reversal of an excess litigation accrual of approximately $75,000, the $60,500 reversal of a reserve for a note receivable and interest from a related party and the write-off of the $30,000 cost of shares of an affiliate which were acquired through the exercise of warrants. In addition, the Company paid a legal settlement of $165,000 in May 2004. A decrease in accounts payable and accrued expenses of approximately $117,000 and a $203,000 increase in the payable to Citadel partially offset the operating cash items previously noted.

The net cash used in operating activities was $225,000 for the year ended December 31, 2003. This is the result of net income of approximately $1,211,000 for the year ended December 31, 2003 and an accrual for a legal settlement of $207,000 including accrued interest, offset by the reversal of litigation accrual of $560,000 resulting from the settlement of a legal claim, a gain on the offset of notes payable with note receivable that were previously written off of approximately $697,000, the forgiveness of vendor accounts payable of approximately $162,000 a gain of approximately $415,000 recognized upon the settlement of operating liabilities with the issuance of common stock and offset by cash from changes in operating assets and liabilities of approximately $192,000.

Cash Flows From Investing Activities

Net cash provided by investing activities of $25,000 included the payment in May 2004 of a note payable to our CEO resulting from our exercise of warrants to acquire Parago Series A-3 preferred stock for $30,000. Offsetting this amount was a $55,000 payment received from a related party to settle a note receivable. There was no net cash resulting from investing activities for the year ended December 31, 2003.

Cash Flows From Financing Activities

On May 24, 2004, we entered into a Loan and Security Agreement (the "Loan Agreement") with CITN Investment, Inc., a Texas corporation ("CII"). The Loan Agreement provides for advances by CII to the Company of up to $600,000, such advances to be made in the sole discretion of CII. In the event the entire $600,000 is advanced to the Company, the loans would be convertible, at the option of CII, into 71,000,000 shares of the Company's common stock, representing 51% of the Company's common stock. The loans are also secured by a pledge of all the Company's assets.

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

CII is owned 50% by Steven B. Solomon, the Company's CEO and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of the Company. Prior to the loans, Mr. Solomon beneficially owned 14,285,992 shares of the

Company's common stock. As a result of his stock ownership in CII, Mr. Solomon is deemed the beneficial owner of the shares of common stock owned by CII. Therefore, on May 24, 2004, Mr. Solomon and CII beneficially owned a total of 39,952,660 shares of our common stock (if the Note were converted into shares of our common stock), or more than 50% of our common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock. The conversion price of approximately $0.00845 per share was below the fair value per share of the common stock at the date the note was issued. Accordingly, the Company recorded the fair value of the beneficial conversion feature of the note payable of $200,000 as a debt discount. The debt discount is being amortized over the two year life of the Note and a $60,000 charge was recorded as interest expense during the year ended December 31, 2004.

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

The Company was loaned $35,000 by an officer during the year ended December 31, 2004. The officer was paid back $30,000 of this loan in the same period.

Cash flows provided from financing activities for the year ended December 31, 2003 includes $225,000 of proceeds from a note payable to Citadel.

CONTRACTUAL OBLIGATIONS

At December 31, 2004 we have a note payable to CII of $200,000 plus accrued interest of approximately $9,400 secured by all the assets of the Company, a demand note payable to Citadel of $225,000 plus accrued interest of approximately $49,000, a $5,000 unsecured note payable to an officer and a $9,000 unsecured note payable plus accrued interest of approximately $4,500 to a shareholder which is in default at December 31, 2004. There are no other long-term debt obligations, capital lease obligations, operating lease obligations or long-term capital purchase commitments. However at December 31, 2004 we have accrued for payments to Citadel under the transition services agreement and demand note payable, none of which may be paid until such time as the Company has sufficient cash to pay these obligations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.   FINANCIAL STATEMENTS

The Financial Statements for the years ended December 31, 2004 and 2003 are found following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROL AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2004, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

The names of our directors, their principal occupations and the year in which each current Director of CT Holdings, Inc. (the "Company") initially joined the Board of Directors are set forth below.

DIRECTOR
NAME                AGE       POSITION WITH THE COMPANY       SINCE
------------------  ---  -----------------------------------  -----
Steven B. Solomon    40  President, Chief Executive Officer,
                          and Secretary                        1992
Chris A. Economou    49  Director                              1993
Mark Rogers          44  Director                              1996
Dr. Axel Sawallich   59  Director                              1993

STEVEN B. SOLOMON has served as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996, as the President and Chief Executive Officer of Citadel Security Software Inc. ("Citadel") since its formation in December 1996 and as a director of LoneStar Hospitality Corp from 1992 until its merger with the Company in 1996. Until May 2004 Mr. Solomon also served as a Director of Parago, Inc., an incubation venture of CT Holdings, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of CT Holdings, since May 5, 2000.


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

There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates. Section 16(a) of the Exchange Act, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of the Company's Common Stock with the SEC. These insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of the Section 16(a) forms furnished to the Company during 2004, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company's officers, Directors and beneficial owners of more than 10% of the outstanding shares of Common Stock were filed on a timely basis.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

                             POSITION WITH        Officer
NAME               AGE        THE COMPANY          Since
-----------------  ---  ------------------------  -------

Steven B. Solomon   40  President,
                        Chief Executive Officer,
                        Secretary and Director       1992

Richard Connelly    53  Chief Financial Officer      2002

STEVEN B. SOLOMON has served as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996, as the President and Chief Executive Officer of Citadel since its formation in December 1996 and as a director of LoneStar Hospitality Corp from 1992 until its merger with the Company in 1996. Until May 2004 Mr. Solomon also served as a Director of Parago, Inc., an incubation venture of CT Holdings, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. Mr. Solomon has also served as a director of River Logic, Inc., an incubation venture of CT Holdings, since May 5, 2000.

RICHARD CONNELLY joined the Company in March 2002 and serves as Chief Financial Officer. Mr. Connelly also serves as Chief Financial Officer of Citadel. Mr. Connelly initially served as a financial consultant to CT Holdings from January 2002 until March 2002. Prior to this, he served as Chief Financial Officer for several venture funded technology companies, including from February 2001 until December 2001 at ASSET InterTech, Inc., a boundary scan software tool developer; from September 1998 through November 2000 at JusticeLink, Inc., an ecommerce legal services provider; and from April 1997 through July 1998 at AnswerSoft, Inc., a developer of computer telephony software. From February 1987 through March 1997, Mr. Connelly served in various financial management capacities at Sterling Software Inc., an enterprise software development company, including Vice President Corporate Controller, Vice President Treasurer and Group Vice President Finance & Administration of Sterling's Systems Management Group.

Family Relationships

There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of the Company's Common Stock with the SEC. These insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of the
Section 16(a) forms furnished to the Company during 2004, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company's officers, Directors and beneficial owners of more than 10% of the outstanding shares of Common Stock were filed on a timely basis.

Committees of the Board of Directors

During fiscal year 2004, there were two meetings of the Company's Board of Directors. All directors attended 75% or more of the aggregate of meetings of the Board and their committees held during their respective terms.

The Company's Board of Directors has established a standing Audit Committee composed exclusively of outside directors, Mr. Economou and Mr. Rogers to assist in the discharge of its responsibilities.

The Audit Committee meets with the Company's financial management and independent registered public accounting firm and reviews the accounting principles and the scope and control of the Company's financial reporting practices, and makes reports and recommendations to the Board with respect to audit matters. The Audit Committee also recommends to the Board the appointment of the firm selected to be the independent registered public accounting firm for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent registered public accounting firm the Company's annual audit and annual financial statements; and reviews with management the status of internal accounting controls and internal audit procedures and results. The Audit Committee met four (4) times during fiscal year 2004 and took action by written consent one time. The Audit Committee is required to have and will continue to have at least two members, all of whom must be "independent directors" as defined in the Marketplace Rules of the Nasdaq Stock Market. Messrs. Economou and Rogers are the current members of the Audit Committee. The Board has determined that Messrs. Economou and Rogers are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. The Board has also determined that Messrs. Economou and Rogers each meet the independence requirements set forth in the Marketplace Rules of the Nasdaq Stock Market.

The Securities and Exchange Commission ("SEC") has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. Based on its review of the criteria of an audit committee financial expert under the rule adopted by the SEC, the Board of Directors does not believe that any member of the Board of Directors' Audit Committee would be described as an audit committee financial expert. At this time, the Board of Directors believes it would be desirable for the Audit Committee to have an audit committee financial expert serving on the committee, though the Company believes that its current financial position, small size and limited resources will render it difficult to engage an audit committee financial expert at this time. Because of the Company's small size and limited resources, the Company believes that it would be difficult to recruit an audit committee financial expert. The Company's Board of Directors has adopted a written charter for the Audit Committee of the Board. A copy of the written Audit Committee charter will be attached as an exhibit to the proxy statement for CT Holdings annual shareholder meeting and will be made available on the Company's website, www.ct-holdings.com.

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

CT Holdings, Inc.
Attention: Investor Relations
Two Lincoln Centre
5420 LBJ Freeway, Suite 1600
Dallas, Texas 75240
214/520-9292

To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at www.ct-holdings.com.

ITEM 10.  EXECUTIVE COMPENSATION

The table below sets forth certain information with respect to the annual and long term compensation of the named executives for services to CT Holdings for its CEO and CFO who are the only officers of CT Holdings. Since the Distribution on May 17, 2002 Mr. Solomon has been employed by Citadel as Citadel's CEO. During the year ended December 31, 2001 and the period from January 1, 2002 through May 17, 2002 compensation was paid by CT Holdings and has been allocated to the operations of Citadel as if paid by Citadel. Pursuant to the transition services agreement CT Holdings is charged $7,500 per month for the services of Mr. Solomon as CEO. Except for share information the compensation table presents the total compensation paid by CT Holdings to Mr. Solomon.

                                  SUMMARY COMPENSATION TABLE                       LONG-TERM
                                    ANNUAL COMPENSATION                           COMPENSATION
                  -------------------------------------------------------  ----------------------------
                                                                        SECURITIES
                  PERIOD                  ANNUAL          OTHER         UNDERLYING        ALL OTHER
                   ENDED   SALARY ($)   BONUS ($)   COMPENSATION ($)    OPTIONS (#)   COMPENSATION ($)
                  -------  -----------  ----------  -----------------  -------------  -----------------
Steven B.Solomon  12/2004  $         0  $        0  $               0          0      $           0
Chief Executive   12/2003  $         0  $        0  $               0          0      $           0
Officer           12/2002  $    75,000  $   56,250  $               0  2,000,000 (1)          7,804 (2)

(1) Excludes 6,000,000 shares of CT Holdings common stock that were issued in February 2004 to Mr. Solomon when he exercised his right to exchange 5,000,000 (before a 1:1000 reverse stock split) shares of Parago common stock for shares of common stock of the Company. Because the Company did not have enough authorized shares at the date of exercise, Mr. Solomon has waived his right to those shares until such time as additional shares are authorized.

(2) Includes a car allowance of $4,275, and payments for life, health and disability insurance premiums.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS
                   ----------------------------------------------------------------
                                             PERCENT OF
                   NUMBER OF SECURITIES    TOTAL OPTIONS      EXERCISE
                    UNDERLYING OPTIONS       GRANTED TO        PRICE     EXPIRATION
NAME                     GRANTED         EMPLOYEES IN 2004     ($/SH)       DATE
-----------------  --------------------  ------------------  ----------  ----------
Steven B. Solomon                     0                0.0%  $     0.00

The following table describes, for each of the Named Executive Officers, options exercised and the potential values for their unexercised in-the-money options at December 31, 2004:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                NUMBER OF             VALUE OF
                                                SECURITIES           UNEXERCISED
                                                UNDERLYING          IN-THE-MONEY
                                           UNEXERCISED OPTIONS         OPTIONS
                                 SHARES      AT FISCAL YEAR-       AT FISCAL YEAR-
                   ACQUIRED ON    VALUE     END (EXERCISABLE/     END (EXERCISABLE/
NAME                EXERCISE    REALIZED      UNEXERCISABLE)     UNEXERCISABLE) (2)
------------------------------------------------------------------------------------
Steven B. Solomon            0  $       0      2,000,000 / 0(1)  $            0 / $0

(1) Based on the market price on the date exercised less the exercise price payable for each share.

(2) Based on the fair market value of the Company's Common Stock (at December 31, 2004) per share less the exercise price payable for each share.

Compensation of Directors

CT Holdings reviews its compensation arrangements for directors from time to time and may alter these arrangements. Directors will receive no cash compensation for services as a director or as a member of a committee of CT Holdings' board. CT Holdings will reimburse each director for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

We may, in our discretion, grant stock options and other equity awards to our non-employee directors. Our outside directors hold no options to purchase common stock of the Company at December 31, 2004.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

The transition services agreement between Citadel and CT Holdings calls for the sharing of the salaries and benefits of the CEO, CFO and some administrative employees of Citadel that perform services for CT Holdings but whose payroll and benefits are assigned to Citadel. The agreement allows for a charge to CT Holdings of $7,500 per month, reduced from $20,000 a month in May 2004, representing an allocation of the payroll, benefits and an allocation of overhead (includes rent and general office expenses applied as a percentage of payroll and benefits) associated with the shared employees. The transition service agreement expires May 2005. At December 31, 2004, Mr. Solomon does not have an employment agreement with CT Holdings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 12, 2005, there were issued and outstanding approximately 58,545,928 shares of Common Stock. There is no other class of voting security of the Company issued or outstanding. The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of April 12, 2005 by
(i) each person known to the Company to own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors, named executive officers and other executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares to which the individual has the right to acquire within 60 days of April 12, 2005 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned and has an address of c/o CT Holdings, Two Lincoln Centre, 5420 LBJ Freeway, Suite 1600, Dallas, TX 75240.

                                         NUMBER OF    APPROXIMATE
                                                        PERCENT
NAME AND ADDRESS                        SHARES OWNED    OF CLASS
--------------------------------------  ------------  ------------

Steven B. Solomon (1)                     28,135,993         35.9%

Lawrence Lacerte (2)                      17,300,000         24.5%
     5950 Sherry Lane
     Dallas, Texas 75225

Thomas E. Oxley (3)                        6,244,800         10.2%
     2727 South Ocean Blvd., #803
     Highland Beach, FL 33487

Chris A. Economou                            724,400          1.2%
     150 North Federal Highway, # 210
     Fort Lauderdale, Florida 33301

Mark Rogers                                  651,500          1.1%
     751 Laurel St. #19
     San Carlos, California

Dr. Axel Sawallich                           387,144            *
     Beatrixgasse 3
     1030 Vienna, Austria.


All officers and directors
  as a group (5 persons)(4)               30,174,037         45.3%

*    Less than 1%

(1) Includes 2,000,000 shares of Common Stock subject to fully vested options. Includes 6,000,000 shares of CT Holdings common stock that were issuable in February 2004 when Mr. Solomon exercised his right to exchange 5,000,000 (pre 1:1000 reverse stock split) shares of Parago common stock. Since the issuance of all 6,000,000 shares would cause the number of shares outstanding to exceed the authorized shares of 60,000,000, Mr. Solomon has waived his right to these shares until such time as the shares become authorized. Includes 11,850,000 shares of Common Stock that are issuable upon conversion of the demand note by CII.

(2) Includes 200,000 shares of Common Stock subject to fully vested options. Includes 11,850,000 shares of Common Stock that are issuable upon conversion of the demand note by CII.

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

TRANSITION SERVICES AGREEMENT

In connection with the Distribution, Citadel entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and Citadel will provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support. The transition services agreement provides generally that each of Citadel and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement provided for an initial one year term and will renew for additional one year term, which expires in May 2005, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional years upon approval from the Board of Directors of both companies. Initially, CT Holdings paid Citadel a monthly fee of $20,000, subject to adjustment on a quarterly basis. In May 2004, the monthly fee was reduced to $7,500 a month. We believe that the terms and conditions of the transition services agreement are as favorable to us as those available from unrelated parties for a comparable arrangement.

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

In February 2004, our CEO loaned the Company $30,000 in order for the Company to exercise the Company's warrants to purchase 28.8749 shares of Series A-3 convertible preferred stock. The promissory note to our CEO was secured by a pledge of the Parago Series A-3 preferred stock and was repaid in May 2004. In November 2004, our CEO loaned the Company $5,000 in order for the Company to have the ability to pay off the balance on a legal settlement.

In May 2004, the Company received $55,000 for payment of note receivable from an officer plus interest of $5,500. The note receivable was issued in May 2002 upon the exercise of stock options by the officer and had been fully reserved. Accordingly the Company reversed the $55,000 reserve and recognized $5,500 of interest income.

On May 24, 2004, we entered into a Loan and Security Agreement (the "Loan Agreement") with CITN Investment, Inc., a Texas corporation ("CII"). The Loan Agreement provides for advances by CII to the Company of up to $600,000, such advances to be made in the sole discretion of CII. In the event the entire $600,000 is advanced to the Company, the loans would be convertible, at the option of CII, into 71,000,000 shares of the Company's common stock, representing 51% of the Company's common stock. The loans are also secured by a pledge of all the Company's assets.

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

CII is owned 50% by Steven B. Solomon, the Company's Chief Executive Officer and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of the Company. Prior to the loans, Mr. Solomon beneficially owned

14,285,992 shares of the Company's common stock. As a result of his stock ownership in CII, Mr. Solomon is deemed the beneficial owner of the shares of common stock owned by CII. Therefore, on May 24, 2004, Mr. Solomon and CII beneficially owned a total of 39,952,660 shares of our common stock (if the Note were converted into shares of our common stock), or more than 50% of our common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock. The conversion price of approximately $0.00845 per share was below the fair value per share of the common stock at the date the note was issued. Accordingly, the Company recorded the fair value of the beneficial conversion feature of the note payable of $200,000 as a debt discount. The debt discount is being amortized over the two year life of the Note and a $60,000 charge was recorded as interest expense during the year ended December 31, 2004.

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

ITEM 13.  EXHIBITS

(a)  EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees:

Fees for audit services provided by KBA Group LLP total approximately $36,000 for 2004 and approximately $30,000 for 2003, including fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB and review of the registration statements.

(2)  Audit Related Fees:

KBA Group LLP did not bill the Company any audit related fees during 2004 or 2003.

(3)  Tax Fees:

KBA Group LLP did not bill the Company any tax fees during 2004 or 2003.

(4)  All Other Fees:

KBA Group LLP did not bill the Company any other fees during 2004 or 2003.

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

Date: April 13, 2005                    CT HOLDINGS, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                      TITLE                       DATE
------------------------  -----------------------------------  --------------
 /s/  STEVEN B. SOLOMON   President, Chief Executive Officer   April 13, 2005
------------------------   and Director
      Steven B. Solomon   (Principal Executive Officer)

 /s/  RICHARD CONNELLY    Chief Financial Officer              April 13, 2005
------------------------  (Principal Accounting Officer)
      Richard Connelly

 /s/  CHRIS A. ECONOMOU   Director                             April 13, 2005
------------------------
      Chris A. Economou

 /s/  MARK ROGERS         Director                             April 13, 2005
------------------------
      Mark Rogers

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

4.1 Loan and Security Agreement dated May 22, 2004 between the Company and CITN Investments (filed as Exhibit 4.1 to the Form 8-K filed with the Commission on May 26, 2004 and incorporated herein by reference).

4.2 Secured Convertible Note in the principal amount of $200,000 dated May 22, 2004 payable by the Company to CITN Investments (filed as Exhibit
          4.2 to the Form 8-K filed with the Commission on May 26, 2004 and incorporated herein by reference).

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

10.24 Form of Plan and Agreement of Distribution between the Company and Citadel Security Software Inc.

10.25 Form of Tax Disaffiliation Agreement between the Company and Citadel Security Software Inc.

10.26 Form of Transition Services Agreement between the Company and Citadel Security Software Inc.

10.27 Secured Promissory Note dated as of February 17, 2004 payable by the Company to the order of Steven B. Solomon (Filed as Exhibit 10.27 to the Form 10-KSB filed with the Commmission on April 14, 2004 and incorporated herin by reference).

10.28 Security and Pledge Agreement dated as of February 17, 2004 between the Company and Steven B. Solomon as Secured Party (Filed as Exhibit.
          10.28 to the Form 10-KSB filed with the Commission on April 14, 2004 and incorporated herein by reference).

10.29 Approval and Release Agreement dated December 31, 2003 between the Company and Steven B. Solomon (Filed as Exhibit 10.29 to the Form 10-KSB filed with Commission on April 14, 2004 and incorporated herein by reference).

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


*    Filed Herewith

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm. . . . . . . . . .  F-2

Balance Sheets as of December 31, 2004 and 2003. . . . . . . . . . . . . .  F-3

Statements of Operations for the years ended December 31, 2004 and 2003. .  F-4

Statements of Stockholders' Deficit for the years ended
    December 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . .  F-5

Statements of Cash Flows for the years ended
    December 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CT Holdings, Inc.

We have audited the accompanying balance sheets of CT Holdings, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CT Holdings, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and has a significant working capital deficiency at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/KBA Group LLP
Dallas, Texas
March 9, 2005

                                CT HOLDINGS, INC.
                                 BALANCE SHEETS

                                                         DECEMBER 31,
                                                      2004           2003
                                                  -------------  -------------
                       ASSETS
                       ------
CURRENT ASSETS
  Cash                                            $      4,168   $          -
                                                  -------------  -------------

  TOTAL ASSETS                                    $      4,168   $          -
                                                  =============  =============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses            $    325,300   $    480,396
 Convertible secured note payable to
   related party, net of deferred debt
   discount of $140,000                                 60,000              -
 Demand note payable to Citadel plus accrued
   interest payable of $48,895 and $20,934             273,895        245,934
 Payable to Citadel                                    585,000        410,000
 Note payable to officer                                 5,000              -
 Note payable to shareholder                             9,000          9,000
 Accrual for litigation including accrued
   interest of $1,125,738 and $5,000                 4,125,738        207,000
                                                  -------------  -------------
Total current liabilities                            5,383,933      1,352,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; no shares issued
   or outstanding                                            -              -
 Common stock, $.01 par value per share;
   60,000,000 shares authorized; 58,545,928
   issued and outstanding                              585,460        585,460
 Common stock pending issuance                         600,000        600,000
 Additional paid-in capital                         57,390,601     57,190,601
 Accumulated deficit                               (63,955,826)   (59,728,391)
                                                  -------------  -------------
Total stockholders' deficit                         (5,379,765)    (1,352,330)
                                                  -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $      4,168   $          -
                                                  =============  =============

The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                                          Years Ended
                                                         December 31,
                                                      2004          2003
                                                  ------------  ------------
Revenue                                           $         -   $         -
General and administrative expense                    107,348       296,262
Forgiveness of accounts payable                             -      (162,384)
Litigation accrual                                  3,000,000       202,000
Reversal of litigation accrual                        (74,733)     (560,000)
Reversal of reserve for note receivable
  from related party                                  (55,000)            -
Gain on settlement of liabilities with stock                -      (414,930)
Gain on settlement with related parties                     -      (641,549)
Interest income                                        (5,500)      (55,350)
Interest expense                                    1,225,320       125,434
Write-off of affiliate shares acquired
  through exercise of warrants                         30,000             -
                                                  ------------  ------------
Income (loss)                                      (4,227,435)    1,210,517
Provision for income taxes                                  -             -
                                                  ------------  ------------
Net income (loss)                                 $(4,227,435)  $ 1,210,517
                                                  ============  ============

Net income (loss) per share - basic and diluted   $     (0.06)  $      0.02
                                                  ============  ============

Weighted average shares outstanding -
  basic and diluted                                66,311,502    59,909,558
                                                  ============  ============

The accompanying notes are an integral part of these financial statements.

                                                     CT HOLDINGS, INC.
                                            STATEMENTS OF STOCKHOLDERS' DEFICIT

                                Common Stock           Common
                          -------------------------     Stock       Additional
                                                       Pending         Paid       Accumulated
                            Shares        Amount        Issue        Capital        Deficit         Total
                          -----------  ------------  ------------  ------------  -------------  -------------
Balances at
December 31, 2002          57,545,928  $    575,460  $          -  $ 56,950,601  $(60,938,908)  $ (3,412,847)

Common stock issued
in lieu of cash for
settlement of
liabilities                 1,000,000        10,000             -       240,000             -        250,000

Note payable converted
to common stock
pending issuance                    -             -       600,000             -             -        600,000

Net income                          -             -             -             -     1,210,517      1,210,517
                           ----------------------------------------------------------------------------------
Balances at
December 31, 2003          58,545,928       585,460       600,000    57,190,601   (59,728,391)    (1,352,330)

Beneficial conversion
feature of note
payable to related party            -             -             -       200,000             -        200,000

Net loss                            -             -             -             -    (4,227,435)    (4,227,435)
                           ----------------------------------------------------------------------------------
Balances at
December 31, 2004          58,545,928  $    585,460  $    600,000  $ 57,390,601  $(63,955,826)  $ (5,379,765)
                          ===========  ============  ============  ============  =============  =============

The accompanying notes are an integral part of these financial statements.

                                CT HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                                            Years Ended
                                                           December 31,
                                                         2004         2003
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                    $(4,227,435)  $ 1,210,517
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
   Amortization of deferred debt discount
    recorded as interest expense                          60,000             -
   Accrual for litigation and related interest
    expense                                            4,125,738       207,000
   Reversal of accrual for litigation                    (74,733)     (560,000)
   Reversal of reserve for collectibility
    of related party note receivable                     (60,500)            -
   Write-off affiliate shares acquired through
    the exercise of warrants                              30,000             -
   Gain on settlement of liability in exchange for
    shares of common stock                                     -      (414,930)
   Gain from offset of notes payable
    against notes receivable                                   -      (696,899)
   Forgiveness of accounts payable                             -      (162,384)
 Changes in operating assets and liabilities:
   Accounts payable and accrued expenses                (116,863)      156,696
   Payable to Citadel                                    202,961       260,000
   Accrual for legal settlement                         (165,000)     (225,000)
                                                     ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                   (225,832)     (225,000)

CASH FLOWS FROM INVESTING ACTIVITIES
 Exercise of warrants to acquire affiliate's
   Series-A preferred stock                              (30,000)            -
 Payment received on notes receivable from
   related party                                          55,000             -
                                                     ------------  ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                  25,000             -

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from advances and notes payable
   to related party                                      200,000       225,000
 Proceeds from note payable to officer                    35,000             -
 Payment on note payable to officer                      (30,000)            -
                                                     ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                205,000       225,000
                                                     ------------  ------------
Net change in cash and cash equivalents                    4,168             -
Cash and cash equivalents at the beginning
  of the year                                                  -             -
                                                     ------------  ------------
Cash and cash equivalents at the end of the year     $     4,168   $         -
                                                     ============  ============

SUPPLEMENTAL CASH FLOW ITEMS
 Interest paid                                       $       519   $         -
                                                     ============  ============


Income taxes paid                                    $         -   $         -
                                                     ============  ============

Fair value of stock issued in settlement
   of accounts payable                               $         -   $   106,250
                                                     ============  ============
Beneficial conversion feature of note payable
   to related party recorded as deferred
   debt discount                                     $   200,000   $         -
                                                     ============  ============
Conversion of note payable in equity                 $         -   $   600,000
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

At December 31, 2004 the Company held investments in two companies, Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). At December 31, 2004 the Company owned approximately 25,000 shares of Parago common stock and 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock) and approximately 8% of River Logic.

Parago is a marketing services company that brings transaction processing capabilities together with information-based marketing in a way that transforms the way companies interact with customers. Through web-enabled products, processes and resources, Parago creates solutions that meet their client's marketing objectives. Parago provides a proprietary, promotional marketing technology platform that helps their clients reduce promotional program costs, increase sales, and enhance customer relationships. The Company accounts for the investment in Parago using the cost method of accounting. In prior periods due to continuing operating losses and other factors the Company wrote down the carrying value of the investment in Parago to zero. The investment has no carrying value at December 31, 2004 and December 31, 2003.

In May 2000, CT Holdings acquired a minority interest in River Logic which develops decision-support applications for industry. River Logic's applications enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions by manipulating graphical icons that model their enterprise. The Company accounts for the investment in River Logic using the cost method of accounting. In prior periods due to continuing operating losses and other factors the Company wrote down the carrying value of the investment in Parago to zero. The investment has no carrying value at December 31, 2004 and December 31, 2003.

LIQUIDITY

The Company has incurred recurring operating losses and has a significant stockholders' deficit at December 31, 2004 of approximately $5.4 million. There is a cash balance of $4,168 at December 31, 2004 and current liabilities total approximately $5.4 million. The Company has limited access to capital at December 31, 2004, no plans to raise capital, and management has not identified sources of capital at December 31, 2004. During the year ended December 31, 2004, the Company received $200,000 from CITN Investment Inc. ("CII") as part of an interest bearing Promissory Note. CII is an entity owned 50% by the Company's CEO and 50% by a shareholder of the Company. Past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including the Company's CEO and CII, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

The Company has made investments in entities that management believes may provide liquidity to the Company in the long term and the management believes that Parago and River Logic may ultimately be successful. Both Parago and River Logic are privately held companies and because the Company holds minority interests in these companies, the Company has received only limited information regarding their results of operations and financial condition. The Company has not participated in the additional capital infusions since the initial investments and as a result, the ownership percentage in both investee companies has been significantly diluted. The Company's ownership in Parago consists of 25,000 shares of common stock and 28.8749 shares of Series A-3 convertible preferred stock (convertible to 2,887 shares of Parago common stock), and approximately 8% of River Logic.

While manangement believes that the performance of the investee companies to date has been as expected, there can be no assurance that the Company will ever achieve liquidity from these investments. In addition, there can be no assurance that the Company's plans will be successful or what other actions may become necessary in the future. Until the Company is able to create liquidity from the investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, the Company will continue to require working capital to fund operating expenses. Although the Company has been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on the Company's business operations and result in charges that could be material to the Company's business and results of operations. At December 31, 2004 the Company has not identified sources of capital nor does the Company have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

BASIS OF PRESENTATION

The accompanying financial statements of CT Holdings have been prepared in accordance with accounting principles generally accepted in the United States.

Certain 2003 amounts have been reclassified to conform to 2004 financial statement presentations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

INVESTMENT IN UNCONSOLIDATED AFFILIATES

At December 31, 2004 the Company held investments in two companies, Parago and River Logic. The Company recorded the carrying amount of these investments under the cost method of accounting because the Company's percentage ownership in each Company was a non-controlling interest of less than 20%.

After a 1 for 1000 reverse stock split, the Company holds 20,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) at December 31, 2003 and an additional 5,000 (5,000,000 pre 1:1000 reverse stock split) shares received from our CEO in February 2004 upon exercising his exchange right for 6,000,000 shares of the Company's common stock. Also in February 2004, the Company's CEO loaned the Company $30,000 in order for the Company to exercise warrants to purchase the Series A-3 convertible preferred stock, pursuant to a promissory note secured by the preferred stock. In December 2001 Parago completed an equity financing of approximately $13.6 million of a total $15 million financing. Approximately $1.4 million of equity financing was closed in February 2002. As a result of the equity financing, the Company's ownership percentage in Parago was reduced to less than 1%. The Company's investment in Parago for the period from January 1, 2001 through December 12, 2001 was accounted for under the equity method of accounting for investments and accordingly as a result of the Company's ownership falling below 20%, has been accounted for using the cost method of accounting beginning December 13, 2001. Under the cost method, the Company's share of income or loss of Parago is not included in the Company's Statements of Operations. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the statements of operations. If the carrying value of the Company's net investment falls below zero, as it did during the year ended December 31, 2000, the Company discontinues applying the equity method until the carrying value of the net investment rises above zero. In addition, in the event the Company's ownership percentage exceeds 20% and the value of the Company's equity investment rises above zero, the Company will resume applying the equity method and will recognize an investment in Parago after the Company's share of net losses not recognized is recovered through its proportionate share of net income if Parago turns profitable.

As the Company owns approximately 8% of River Logic at December 31, 2004, the investment has been accounted for under the cost method of accounting. Under this method, the Company's share of the income or losses of River Logic is not included in the Company's statements of operations. The Company's carrying value of its investment in River Logic was $2,703,975 at December 31, 2001. In July 2002 River Logic entered into an equity line of credit at a per share valuation below the carrying value of the Company's investment in River Logic. Management determined that due to the new valuation, lower spending in the information technology industry, and continuing operating losses by River Logic that the carrying value of the investment in River Logic should be reduced to zero. The Company periodically evaluates the carrying value of its investments in investee companies for impairment based upon the prospects of the entity and the value of the investment when compared to other investments in the entity from other unrelated parties. If these factors indicate that an other than temporary impairment exists, then the Company will write down the value of the investment to its realizable value. For reasons noted above, during the year ended December 31, 2002 the Company wrote down its investment in River Logic.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the asset exceeds its fair value typically represented by the future discounted cash flow associated with the asset. At December 31, 2004 and 2003 the Company had no long lived assets.

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

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the years ended December 31, 2004 and 2003, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows:

                                                              2004         2003
                                                          ------------  ------------
Net income (loss) attributable
  to common stockholders
  as reported                                             $(4,227,435)  $  1,210,517

Add: Stock-based employee
  compensation expense included
  in reported net income (loss)                                     -              -

Deduct: Stock-based employee
  compensation expense
  determined under fair value
  based method                                                      -              -
                                                          ------------  ------------
Pro forma net income (loss)                               $(4,227,435)  $  1,210,517
                                                          ============  ============

Net income (loss) per common share - basic and diluted
  As reported                                             $     (0.06)  $       0.02
                                                          ============  ============
  Pro forma                                               $     (0.06)  $       0.02
                                                          ============ =============

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including accounts payable and notes payable are carried at cost, which approximates fair value due to the short maturity of these instruments.

NET INCOME AND LOSS PER COMMON SHARE

Net income per common share and net loss per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Included in the weighted average number of common shares outstanding for the year ended December 31, 2004 are 2,700,000 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock and 6,000,000 shares that would have been issued to the CEO when he exercised his right to exchange Parago shares for CT Holdings shares if the Company had the available authorized shares. These shares have been included in the computation from the date that they would have been issued. Basic income (loss) per share excludes any dilutive effects of stock options. Stock options to purchase 2,917,500 shares of common stock at December 31, 2004 and December 31, 2003, have been excluded from the computation of diluted income (loss) per share, as the effect would be anti-dilutive. At December 31, 2004, the Company does not have any outstanding stock options or warrants that have an exercise price below market value.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt SFAS No. 123R on January 1, 2006.

The Company is evaluating the impact of adopting SFAS 123R and expects that it will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common shareholders included in the Stock-Based Compensation policy footnote.

NOTE B - INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

                                                December 31,
                                            2004           2003
                                         -------------  -------------
Deferred tax assets
  Net operating loss carryforwards       $ 10,894,000   $ 10,793,000
  Reserve on investments                    1,059,000      1,059,000
  Accounts payable and accrued expenses     1,403,000        111,000
                                         -------------  -------------
Total deferred tax assets, net             13,356,000     11,963,000
Valuation allowance                       (13,356,000)   (11,963,000)
                                         -------------  -------------
Total deferred tax assets, net           $          -   $          -
                                         =============  =============

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to loss before provision for income taxes are as follows:

                                                              December 31,
                                                            2004         2003
                                                        ------------  ------------
Provision (benefit) computed at federal statutory rate  $(1,437,000)  $   412,000
Increase (decrease) in valuation allowance                1,393,000      (500,000)
Other                                                        44,000        88,000
                                                        ------------  ------------
                                                        $         -   $         -
                                                        ============  ============

For federal income tax purposes, at December 31, 2004 the Company had a net operating loss carryforward of approximately $32,000,000, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and expires at various dates through 2024. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE C - STOCK OPTIONS AND WARRANTS

The Company has issued stock options to purchase common stock to directors, employees and consultants. Options are granted at no less than fair value at the date of grant. Generally, the options vest over no more than three years. Following is a summary of option transactions for the years ended December 31, 2004 and 2003:

                                                    Weighted
                                                    average
                                                    exercise
                                                   price per
                                        Shares       share
                                      -----------  -----------
Outstanding at December 31, 2002       3,955,850   $       0.93

Granted                                        -   $       0.00
Exercised                                      -   $       0.00
Expired or cancelled                  (1,038,350)  $       2.86
                                      -----------
Outstanding at December 31, 2003       2,917,500   $       0.24

Granted                                        -   $       0.00
Exercised                                      -   $       0.00
Expired or cancelled                           -   $       0.00
                                      -----------
Outstanding at December 31, 2004       2,917,500   $       0.24
Exercisable at December 31, 2004       2,917,500   $       0.24
                                      ===========

Exercisable at December 31, 2003       2,917,500   $       0.24

The following table summarizes other information regarding stock options at December 31, 2004:

                                 Weighted-average   Weighted-
                   Outstanding/      remaining       average
Range of exercise  Exercisable   contractual life    exercise
Prices                Shares        (in years)        price
-----------------  ------------  -----------------  ----------
$0.20 - $0.26         2,397,500               6.25  $     0.20
$0.27 - $0.40           500,000               6.14  $     0.38
$0.41 - $2.00            20,000               1.49  $     1.94
                  -------------  -----------------  ----------
                      2,917,500                     $     0.24
                  =============  =================  ==========

No options were granted during the years ended December 31, 2004 or 2003, therefore no fair value estimate has been presented.

The following summarizes the activity of warrants to purchase common stock for the years ended December 31, 2004 and 2003.

                                                   Weighted
                                                    average
                                                   exercise
                                        Shares       price
                                      ----------  -----------
Outstanding at December 31, 2002      2,351,601   $      3.95

Terminated and cancelled              (2,351,601)        3.95

Exercised                                     -             -
                                      -----------
Outstanding at December 31, 2003              -             -

Terminated and cancelled                      -             -

Exercised                                     -             -
                                      -----------
Outstanding at December 31, 2004              -             -
                                      ===========

NOTE D - INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

In May 2001, Parago obtained a term loan from a bank with a principal amount of $8.0 million. The funds from the term loan were necessary to enable Parago to continue operations, as Parago's cash resources were depleted. As a condition to the extension of the term loan, the bank required a guarantee of Parago's obligations under the term loan from certain affiliates of Parago including the Company. The Company's share of the guarantee was $2,099,211. The Company was advanced $692,739 from the CEO of the Company and signed a guaranty for the remaining $1,406,472. The CEO personally guaranteed the guaranty provided by the Company. The guarantee was recorded as an adjustment to equity in losses of $2,099,211 in the quarter ended June 30, 2001. Parago repaid the term loan with proceeds from the sale of shares of the Series E Financing and the Company's guarantee was released. Accordingly the adjustment to equity in losses of $2,099,211 was reversed in the fourth quarter of 2001. In addition, the Company paid the CEO the money advanced and released their guaranty. In consideration of certain of its directors' funding of the Company's participation in the Parago bridge loan, the Company has agreed to permit the CEO to exchange up to 5,000,000 (pre 1:1000 reverse stock split) Parago shares into up to 6,000,000 shares of the Company's common stock. During February 2004, the director exercised his exchange rights. The CEO agreed to waive his right to receive the physical stock certificates until authorized shares of CT Holdings become available.

At December 31, 2004 and 2003 after consideration of the effect to a 1 for 1,000 reverse stock split in 2001, the Company held 25,000 shares of common stock of Parago and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock).

RIVER LOGIC INVESTMENT

At December 31, 2004 the Company holds an investment in River Logic, a software company that develops and markets decision support tools. The Company owns approximately 8% of River Logic and is accounted for using the cost method of accounting for investments in common stock. The original investment in

River Logic came about through a series of equity and asset transactions with total value of approximately $3,064,000.

River Logic has a history of operating losses. Since the initial investment in May 2000, River Logic has raised additional capital through the issuance of preferred stock and other equity securities. During the year ended December 31, 2002 the Company evaluated the carrying value of its ownership interests in its investee companies taking into consideration, among other factors, the investee company's valuation following recent infusions of capital during the year ended December 31, 2002. The Company views the pricing of recent capital transactions with unrelated third parties as a measure of the fair value of the investment in River Logic.

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

NOTE E - NOTES PAYABLE TO SHAREHOLDERS

The Company has presented $600,000 as "Common stock pending issuance", a separate Component of Stockholders' Deficit at December 31, 2004 and 2003. This represents 2,700,000 shares of CT Holdings that were to be issued upon the conversion of a note payable to a shareholder in 2003. Due to the lack of available authorized shares, the shareholder has waived his right to receive these shares until such time as the shares become authorized.

The Company has an 8% note payable which was originally due June 30, 2002 for $9,000 to a shareholder which was in default at December 31, 2004 and 2003 and continues to bear interest at 8% per annum.

NOTE F - RELATED PARTY TRANSACTIONS

In February 2004, the CEO loaned the Company $30,000 in order for the Company to exercise the Company's warrants to purchase 28.8749 shares of Series A-3 convertible preferred stock. The promissory note was paid back plus interest in May 2004.

In April 2003, CT Holdings obtained $225,000 from Citadel to pay a legal settlement for an unsecured Note Payable to Citadel due on demand and bearing interest at 12% per year. The accrued interest on the note payable at December 31, 2004 and 2003, was approximately $49,000 and $21,000, respectively.

On May 24, 2004, the Company was advanced $200,000 by CII pursuant to the Loan Agreement and evidenced by a Secured Convertible Promissory Note (the "Note"). The note accrues interest at 8% per annum and is due the earlier of May 24, 2006 or demand by CII. This Note is convertible in whole or in part, at the option of CII, into up to 23,666,667 shares of the Company's common stock (approximately 25% of the Company's common stock on a fully diluted basis), and is secured by a pledge of all of the Company's assets.

In May 2004, the Company received $55,000 for payment of note receivable from an officer plus interest of $5,500. The note receivable was issued upon the exercise of stock options by the officer and had been fully reserved. Accordingly the Company reversed the $55,000 reserve and recognized $5,500 of interest income.

In October 2004, the Company obtained a $5,000 90-day note, bearing interest at 5% per year, from the CEO of the Company. This note is outstanding at December 31, 2004.

Pursuant to the terms of the transition services agreement with Citadel, the Company has agreed to pay Citadel a monthly fee of $7,500 per month, reduced from $20,000 in May 2004, for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. During the year ended December 31, 2004 the Company recorded $140,000 related to this agreement. In addition, Citadel invoiced the Company $20,000 for professional services paid by it for the Company's benefit. In October 2004, Citadel paid a legal settlement on behalf of CT Holdings for $35,000. The amount was booked as due to Citadel. The Company has been invoiced by Citadel for these services and has a liability booked for $585,000 and $410,000 for amounts payable to Citadel at December 31, 2004 and 2003, respectively. The transition services agreement expires in May 2005 and may be extended by agreement of the independent directors of Citadel and CT Holdings.

During 2003, as further discussed below, holders of notes payable of an aggregate principal amount of approximately $525,000 and the Company agreed to offset the principal of the notes plus accrued interest payable of approximately $172,000 (as to which the Company was in default) against the principal amount of notes receivable of $1,107,500 from the same parties. These notes receivable had previously been fully reserved due to their uncertainty of collection. As a result the Company has recorded a gain from offset of notes payable against notes receivable of approximately $697,000 during the year ended December 31, 2003.

Pursuant to an agreement with the Company and an entity related to a former employee of the Company dated December 31, 2003, a $49,000 note payable and note receivable were offset.

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

NOTE G - COMMITMENTS AND CONTINGENCIES

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but on June 9, 2004 the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The amount for the judgment as well as the interest from October 2000 through December 31, 2004 of $1,125,738 has been accrued. The Company has appealed the final judgment. The Company intends to vigorously defend this case.

In August 2002, PriceWaterhouseCoopers, LLP ("PWC") filed a lawsuit against CT Holdings seeking payment of $131,816 for services performed pursuant to a contract with CT Holdings related to the JMA lawsuit described above. The court ordered that mediation be held by July 2003. The case is styled PriceWaterhouseCoopers, LLP v. CT Holdings, and was filed in the 192nd District Court, Dallas County, Texas. In July 2003, PWC obtained a summary judgment against the Company for damages of $131,816 plus pre-judgment interest of $57,615, post-judgment interest at 10% and attorneys' fees in the amount of $8,605. During the year ended December 31, 2003 the Company recorded an accrual for legal settlement of $207,000 including accrued interest in association with this judgment. PWC has obtained a garnishment of CT Holdings' bank account and is seeking to obtain post-judgment discovery. The Company reached a settlement and in May 2004 paid $42,000 less than the amount that had been accrued.

In January 2003, R.R Donnelly asserted claims against the Company and Steven B. Solomon alleging non-payment for services provided to CT Holdings by the plaintiff during the nine months ended September 30, 2002. The plaintiff is seeking $16,872 from the Company for past due invoices as well as attorney's fees in the amount of $24,000, court costs and post-judgment interests at the highest legal rate. The Company reached a settlement in the third quarter of 2004 for approximately $14,000 less than the amount that had been accrued. The settlement was assumed by Citadel and paid in October 2004.

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