Form 10QSB
period 2005-06-30
CT HOLDINGS INC
filed 2005-08-15
CIK 752789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Class                                             Outstanding at August 15, 2005

Common Stock, Par value $.01 per share                      58,545,928


Transitional Small Business Disclosure Format  Yes [ ]  No [X]

                                CT HOLDINGS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2005
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

          Unaudited Balance  Sheets
            as of June 30, 2005 and December 31, 2004                        3

          Unaudited Statements of Operations for
            the three and six months ended June 30, 2005 and 2004            4

          Unaudited Statements of Cash Flows
            for the six months ended June 30, 2005 and 2004                  5

          Notes to Unaudited Interim Financial Statements                    6

Item  2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             11

Item  3.  Controls and Procedures                                           22


PART  II. OTHER INFORMATION

Item  1.  Legal Proceedings                                                 22

Item  3.  Defaults Upon Senior Securities                                   24

Item  6.  Exhibits                                                          24

Signatures                                                                  25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                CT HOLDINGS, INC.
                            UNAUDITED BALANCE SHEETS

                                                      JUNE 30,      DECEMBER 31,
                                                        2005            2004
                                                   --------------  --------------
                      ASSETS
                      ------

Cash                                               $         197   $       4,168
                                                   --------------  --------------
TOTAL ASSETS                                       $         197   $       4,168
                                                   ==============  ==============

       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses            $     378,648   $     325,300
  Convertible secured note payable
    to related party, net of deferred debt
    discount of $90,000 and $140,000                     110,000          60,000
  Demand note payable to Citadel including
    accrued interest of $62,729 and $48,895              287,729         273,895
  Payable to Citadel                                     630,000         585,000
  Notes payable to officer                                16,000           5,000
  Note payable to shareholder                              9,000           9,000
  Accrual for litigation including accrued
    interest of $1,264,426 and $1,125,738              4,264,426       4,125,738
                                                   --------------  --------------
  Total current liabilities                            5,695,803       5,383,933

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value per share;
    1,000,000 shares authorized; no shares issued
    or outstanding                                             -               -
  Common stock, $.01 par value per share;
    60,000,000 shares authorized;
    58,545,928 shares issued and outstanding             585,460         585,460
  Common stock pending issuance                          600,000         600,000
  Additional paid-in capital                          57,390,601      57,390,601
  Accumulated deficit                                (64,271,667)    (63,955,826)
                                                   --------------  --------------
  Total stockholders' deficit                         (5,695,606)     (5,379,765)
                                                   --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $         197   $       4,168
                                                   ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                        CT HOLDINGS, INC.
                               UNAUDITED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                              2005          2004          2005          2004
                                          ------------  ------------  ------------  ------------
Revenue                                   $         -   $         -   $         -   $         -

General and administrative expense             70,948        76,304       104,786       141,774
Legal settlement accrual                            -     3,000,000             -     3,000,000
Reversal of litigation accrual                      -       (42,000)            -       (42,000)
Reversal of reserve for note receivable
  from related party                                -       (55,000)            -       (55,000)
Interest income                                     -        (5,500)            -        (5,500)
Interest expense                              106,080        18,799       211,055        26,355
Write-off of affiliate shares acquired
  through the exercise of warrants                  -             -             -        30,000
                                          ------------  ------------  ------------  ------------
Net loss                                  $  (177,028)  $(2,992,603)  $  (315,841)  $(3,095,629)
                                          ============  ============  ============  ============

Net loss per share -
  basic and diluted                       $     (0.00)  $     (0.04)  $     (0.00)  $     (0.05)
                                          ============  ============  ============  ============
Weighted average shares outstanding
  - basic and diluted                      67,245,928    67,245,928    67,245,928    65,366,807
                                          ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                                 CT HOLDINGS, INC.
                         UNAUDITED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              2005         2004
                                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $  (315,841)  $(3,095,629)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization of deferred debt discount                   50,000        10,000
      Accrual for litigation and related interest
        expense                                               137,951     2,835,000
      Reversal of accrual for litigation                            -       (42,000)
      Reversal of reserve for collectibility
        of related party note receivable                            -       (55,000)
      Write-off of affiliate shares acquired through
        the exercise of warrants                                    -        30,000
  Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                    67,919        62,710
      Payable to Citadel                                       45,000        95,000
                                                          ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                         (14,971)     (159,919)

CASH FROM INVESTING ACTIVITIES
  Exercise of warrants to acquire affiliate's
    Series-A preferred stock                                        -       (30,000)
  Payment on notes receivable from related party                    -        55,000
                                                          ------------  ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           -        25,000

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances and notes payable
    to related parties                                         11,000       200,000
                                                          ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      11,000       200,000
                                                          ------------  ------------
Net change in cash                                             (3,971)       65,081
Cash and cash equivalents at the beginning
  of the period                                                 4,168             -
                                                          ------------  ------------
Cash and cash equivalents at the end
  of the period                                           $       197   $    65,081
                                                          ============  ============

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of CT Holdings. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2004 and 2003, included in CT Holdings' Form 10-KSB for the fiscal year ended December 31, 2004 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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

At June 30, 2005 the Company held investments in two companies, Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). The Company owns 25,000 shares of Parago common stock and 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares or Parago common stock) and approximately 8% of River Logic. Should Parago or River Logic raise additional funds through an equity financing, it is expected that CT Holdings will not participate in that financing due to its lack of access to investment capital and as a result, the ownership percentage in Parago or River Logic is expected to be further diluted.

Parago is a marketing services company that brings transaction processing capabilities together with information-based marketing in a way that transforms the way companies interact with customers. Through web-enabled products, processes and resources, Parago creates solutions that meet their client's marketing objectives. Parago provides a proprietary, promotional marketing technology platform that helps their clients reduce promotional program costs, increase sales, and enhance customer relationships. The Company accounts for the investment in Parago using the cost method of accounting. In prior periods due to continuing operating losses and other factors the Company wrote down the carrying value of the investment in Parago to zero. The investment has no carrying value at June 30, 2005 and December 31, 2004.

In May 2000, CT Holdings acquired a minority interest in River Logic which develops decision-support applications for industry. River Logic's applications enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions by manipulating graphical icons that model their enterprise. The Company accounts for the investment in River Logic using the cost method of accounting. In prior periods due to continuing operating losses and other factors the Company wrote down the carrying value of the investment in River Logic to zero. The investment has no carrying value at June 30, 2005 and December 31, 2004.

LIQUIDITY

The Company has incurred recurring operating losses and has a significant working capital and stockholders' deficiency at June 30, 2005 of approximately $5.7 million. There is a cash balance of $197 at June 30, 2005 and current liabilities total approximately $5.7 million. The Company has limited access to capital at June 30, 2005, no plans to raise capital, and management has not identified sources of capital at June 30, 2005.

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

While management believes that the performance of the investee companies to date has been as expected, there can be no assurance that the Company will ever achieve liquidity from these investments. In addition, there can be no assurance that the Company's plans will be successful or what other actions may become necessary in the future. Until the Company is able to create liquidity from the investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, the Company will continue to require working capital to fund operating expenses. Although the Company has been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on the Company's business and results of operations. At June 30, 2005 the Company has not identified sources of capital nor does the Company have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

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

If the Company had recognized compensation expense, in accordance with SFAS Nos. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the three months ended June 30, 2005 and 2004, the pro forma effect on net loss would not have differed from reported net loss.

NET LOSS PER COMMON SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Included in the weighted average number of common shares outstanding for the three and six months ended June 30, 2005 and 2004 are 2,700,000 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock and 6,000,000 shares that would have been issued to the Company's CEO when he exercised his right to exchange Parago shares for CT Holdings shares if the Company had the available authorized shares. These shares have been included in the computation from the date that they would have been issued. Basic loss per share excludes any dilutive effects of stock options. Stock options to purchase 2,917,500 shares of common stock at June 30, 2005 and June 30, 2004, have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. At June 30, 2005, the Company does not have any outstanding stock options or warrants that have an exercise price below market value.

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

The Company is evaluating the impact of adopting SFAS 123R and expects that it may record non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but may have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would not have been material.

NOTE B - DEMAND NOTE PAYABLE TO CITADEL

During 2003, CT Holdings received an advance of $225,000 from Citadel Security Software Inc. ("Citadel"), the Company's formerly wholly-owned subsidiary, to pay a legal settlement in return for an unsecured Note Payable to Citadel due on demand and bearing interest at 12% per year. The accrued interest on the note payable at June 30, 2005, was approximately $63,000 and approximately $49,000 at December 31, 2004.

NOTE C - PAYABLE TO CITADEL

Pursuant to the terms of the transition services agreement with Citadel, the Company has agreed to pay Citadel a monthly fee of $7,500 per month (reduced in May 2004 from $20,000 per month) for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. The Company has a liability recorded for $630,000 and $585,000 for amounts payable to Citadel under this agreement at June 30, 2005 and December 31, 2004, respectively. The transition services agreement was extended to May 2006 by approval of the independent members of each company's board of directors and the transition services fee was reduced to $10,000 per quarter effective July 1, 2005.

NOTE D - NOTES PAYABLE TO SHAREHOLDER

At June 30, 2005 and December 31, 2004, the principal balance of a $9,000, 8% note payable to a shareholder was in default and continues to bear interest at 8% per annum. Accrued interest payable of approximately $5,300 and $4,500 related to this note is included in accounts payable and accrued expenses at June 30, 2005 and December 31, 2004, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

On May 24, 2004, the Company was advanced $200,000 by CITN Investment Inc. ("CII") pursuant to the Loan Agreement and evidenced by a Secured Convertible Promissory Note (the "Note"). The note accrues interest at 8% per annum and is due the earlier of May 24, 2006 or on demand by CII. This Note is convertible in whole or in part, at the option of CII, into up to 23,666,667 shares of the Company's common stock (approximately 25% of the Company's common stock on a fully diluted basis), and is secured by a pledge of all of the Company's assets. The note is presented on the accompanying unaudited balance sheets net of deferred debt discount of $90,000 and $140,000 at June 30, 2005 and December 31, 2004, respectively.

In October 2004, the Company entered into a $5,000 90-day note, bearing interest at 5% per year, from the CEO of the Company. This note is outstanding at June 30, 2005 and December 31, 2004. This note is past due and is currently due on demand.

In April 2005, the CEO loaned the Company $11,000. This note is an interest free demand note and was outstanding at June 30, 2005.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but on June 9, 2004 the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The amount for the judgment as well as the interest from October 2000 through June 30, 2005 of $1,264,426 has been accrued. The Company has appealed the final judgment. The Company intends to vigorously defend this case.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. ("Meyers") filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, Citadel Security Software, Inc. (Citadel) including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the "Individual Defendants"). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the "Judgment"). CT Holdings has appealed the Judgment and that appeal is pending. The suit alleges that CT Holdings' May 2002 spin-off of its interests in Citadel to CT Holdings' shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings' creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys' fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. Currently the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability for this suit at June 30, 2005.

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

We received a report from our independent registered public accounting firm for our year ended December 31, 2004 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at June 30, 2005 of approximately $5.7 million. We had a cash balance of $197 at June 30, 2005 and current liabilities total approximately $5.7 million. We have limited access to capital at June 30, 2005, no plans to raise capital, and we have not identified sources of capital at June 30, 2005. During the year ended December 31, 2004, we received $200,000 from CITN Investment Inc. ("CII") as part of an interest bearing Promissory Note. CII is an entity owned 50% by our CEO and 50% by a shareholder. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO and CII, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

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

While we believe that the performance of the investee companies to date has been as expected, there can be no assurance that we will ever achieve liquidity from these investments. In addition, there can be no assurance that our plans will be successful or what other actions may become necessary in the future. Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund operating expenses. Although we have been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on our business operations and result in charges that could be material to the Company's business and results of operations. At June 30, 2005 we have not identified sources of capital nor do we have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

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

In May 2002, we were successful in spinning off of Citadel Security Software Inc. ("Citadel") into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At the time of the spin-off, which was first considered in November 2001, Citadel was losing substantial amounts of money and the investee assets of CT Holdings were more valuable than the assets in Citadel. At June 30, 2005 we held investments in two companies, Parago and River Logic. However the investments have no carrying value on the balance sheet of the Company at June 30, 2005 and December 31, 2004. The lack of availability of private and public capital available to us has prevented us from making any additional investments and there can be no assurance that the availability of capital will improve so that the Company can execute its business plan.

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

OVERVIEW

CT Holdings, Inc. provides management expertise and sources of capital to early stage companies. Our business model is designed to enable the companies in which we invest or acquire to become market leaders in their industries. Our strategy is expected to lead to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies. At June 30, 2005 and 2004 we held investments in Parago and River Logic. We were incorporated in Delaware in 1992.

At June 30, 2005 the lack of available capital has limited our ability to raise sufficient capital to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. We expect that if and when capital becomes available to us, we may continue our business development and investment activities, however there can be no assurance that any capital will be available to us. Until such time as capital becomes available the Company's business activities will be limited to reviewing investment opportunities, filing of compliance documents and defending the lawsuits disclosed in Part II, Item 1 - Legal Proceedings.

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

At June 30, 2005, the Company holds 25,000 shares of Parago common stock and
28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock). In February 2004, our CEO loaned us $30,000 in order for us to exercise our warrants to purchase the shares of Series A-3 convertible preferred stock, pursuant to a promissory note secured by a pledge of the preferred stock. Our CEO also elected to exercise an exchange right whereby he exchanged 5,000,000 (before a 1:1000 reverse stock split that occurred in 2001) shares of Parago, Inc. common stock for 6,000,000 shares of CT Holdings common stock. Our CEO has waived his right to receive these shares until such time as the shares become authorized. Our investment in Parago has no carrying value on our balance sheet at June 30, 2005 and December 31, 2004 as a result of the write down of the carrying value to zero in prior periods. We believe that our initial $50,000 investment along with the $30,000 to purchase warrants in Parago, represented by 20,000 shares of common stock, 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock) and an additional 5,000 shares (5,000,000 pre reverse split shares) received in February 2004 may ultimately provide an appropriate return on our investment.

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

The Company holds an ownership interest in River Logic of approximately 8% at June 30, 2005. Since our initial investment in May 2000, River Logic has raised additional capital through the issuance of preferred stock and other equity securities. In a prior period, we wrote down the carrying value of our investment in River Logic to zero. While we believe that our investment in River Logic will be successful there can be no assurance that our investment in River Logic may ultimately provide an appropriate return on our investment.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At June 30, 2005 and December 31, 2004 we had no investee company qualified for this accounting method.

EQUITY METHOD: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations. At June 30, 2005 and December 31, 2004 we had no investee company qualified for this accounting method.

COST METHOD: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations. Our investments in Parago and River Logic were accounted for using this method of accounting at June 30, 2005 and December 31, 2004.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2004

Our operations consist of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies in which we might invest. We do not generate any direct revenue and because our investee companies are not consolidated, we do not report revenue from investee businesses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses in the three and six month periods of 2005 and 2004 consists of legal and accounting costs associated with continuing compliance with SEC filing requirements and legal defense costs. In addition, general and administrative costs include $22,500 and $35,000 of fees related to the transition services agreement for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004 general and administrative expenses included fees associated with the transitions services agreement of $45,000 and $95,000, respectively.

During the three months ended June 30, 2005 general and administrative expenses were approximately $71,000, down approximately $5,000 or 7% from approximately $76,000 of general and administrative expenses recorded for the three months ended June 30, 2004. For the six months ended June 30, 2005 general and administrative expenses were approximately $105,000, down approximately $37,000 or 26% from approximately $142,000 of general and administrative expense for the six months ended June 30, 2004. The decreases are primarily due to lower management fee being accrued for as part of the transition services agreement with Citadel Security Software during the three and six months ended June 30, 2005 versus the similar periods of 2004.

LEGAL SETTLEMENT ACCRUAL

During the quarter ended June 30, 2004 the court in the Janssen-Meyers case granted a motion for partial summary judgment for $3,000,000. Accordingly we accrued a liability of $3,000,000 for this settlement. Interest expense of $1,264,426 and $0 was accrued on this amount for the three and six months ended June 30, 2005. See additional discussion in Note E to the unaudited interim financial statements.

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

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2005 was approximately $106,000 and $211,000, respectively, representing interest expense on litigation accrual, advances and notes payable to shareholders, the demand note payable to Citadel and the note payable to CITN Investment Inc. This amount also includes amortization of the beneficial conversion feature associated with the CITN note which totaled approximately $25,000 during the second quarter of 2005 and $50,000 for the six months ended June 30, 2005. Interest expense for the three and six months ended June 30, 2004 was approximately $19,000 and $26,000, respectively. The increase in interest expense is due to the accrual for interest on litigation and the beneficial conversion feature associated with the CITN note during the three and six months ended June 30, 2005 versus the same periods of 2004.

WRITE-OFF OF AFFILAITES SHARES ACQUIRED THROUGH EXERCISE OF WARRANT

The $30,000 write off of investment in affiliates is related to the warrant exercised by the Company to obtain shares of Parago's Series A-3 Preferred Stock, which was determined by the Company to have no fair market value and was immediately written off.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent registered public accounting firm for our year ended December 31, 2005 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at June 30, 2005 of approximately $5.7 million. We had a cash balance of $197 at June 30, 2005 and current liabilities total approximately $5.7 million. We have limited access to capital at June 30, 2005, no plans to raise capital, and we have not identified sources of capital at June 30, 2005. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO and CII, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at June 30, 2005 to raise additional capital to invest in new business opportunities. To do so we estimate that we will need to raise up to $5.7 million to settle recorded liabilities at June 30, 2005 after which we may then need to raise additional funds to support our incubator and business development activities. However there can be no assurance that we will raise additional funds needed to settle our liabilities.

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

CASH FLOW ACTIVITIES

The net cash used in operating activities was $14,971 for the six months ended June 30, 2005. This is the result of a net loss of approximately $316,000 for the six months ended June 30, 2005 and non-cash adjustments for the amortization of debt discount of $50,000 recorded as interest expense and an accrual for interest related to litigation of $138,000. An increase in accounts payable and accrued expenses of approximately $68,000 and a $45,000 increase in the payable to Citadel partially offset the net loss in addition to the non-cash adjustments noted above.

There was no cash from investing for the six months ended June 30, 2005.

The net cash provided by financing activities for the six months ended June 30, 2005 was $11,000. This was an interest free demand note from the CEO of the Company for payment of audit fees.

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

Net cash provided by financing activities included the loan of $200,000 in May 2004 from CITN Investment, Inc.

CONTRACTUAL OBLIGATIONS

At June 30, 2005 we have no long term debt obligations, capital lease obligations, operating lease obligations or long term capital purchase commitments. However at June 30, 2005 we have accrued obligations for estimated payments of legal judgments against us and for payments to Citadel under the transition services agreement and demand note payable, none of which may be paid until such time as the Company has sufficient cash to pay these obligations.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer,, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The amount for the judgment as well as the interest through June 30, 2005 has been accrued. The Company has appealed the final judgment. The Company intends to vigorously defend this case.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

At June 30, 2005, and December 31, 2004 the Company was in default on the following indebtedness:

     - $9,000, an 8% note payable to a shareholder. The note continues to bear interest at 8% with accrued interest at June 30, 2005 of approximately $5,300.



ITEM 6 - EXHIBITS

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

CT Holdings, Inc.
(REGISTRANT)

Date: August 15, 2005            By: /s/ STEVEN B. SOLOMON
                                     --------------------------------
                                     Steven B. Solomon,
                                     President and Chief
                                     Executive Officer
                                     (Duly Authorized Signatory and
                                     Principal Executive Officer)


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