Form 10KSB
period 2005-12-31
CT HOLDINGS ENTERPRISES INC
filed 2006-04-17
CIK 752789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-08718

                          CT HOLDINGS ENTERPRISES, INC.
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

State issuer's revenues for its most recent fiscal year $ 0.

As of April 12, 2006, there were outstanding 58,545,928 shares of common stock, par value $.01 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (39,427,091 shares) based on 42,221,891 shares and the closing price of the issuer's common stock as reported on the OTC Bulletin Board of $0.0079 per share, on April 12, 2006, was $333,553. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Transitional Small Business Disclosure Format. Yes [_] No [X]

                                   CT HOLDINGS ENTERPRISES, INC.
                                            FORM 10-KSB
                                           ANNUAL REPORT
                                     FOR THE FISCAL YEAR ENDED
                                         DECEMBER 31, 2005
                                         TABLE OF CONTENTS

PART I
Item 1.     Description of Business                                                               4

Item 2.     Description of Property                                                              10

Item 3.     Legal Proceedings                                                                    11

Item 4.     Submission of Matters to a Vote of Security Holders                                  12

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                             12

Item 6.     Management's Discussion and Analysis or Plan of Operation                            13

Item 7.     Financial Statements                                                                 18

Item 8.     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                                      18

Item 8A.    Control and Procedures                                                               18

Item 8B.    Other Information                                                                    18

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
                   with Section 16(a) of the Exchange Act                                        19

Item 10.    Executive Compensation                                                               22

Item 11.    Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters                                               23

Item 12.    Certain Relationships and Related Transactions                                       24

Item 13.    Exhibits                                                                             25

Item 14.    Principal Accountant Fees and Services                                               25

Signatures                                                                                       26

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. CT Holdings Enterprises, Inc. ("CT Holdings" or the "Company") bases these forward-looking statements on its expectations and projections about future events, which CT Holdings has derived from the information currently available to it. In addition, from time to time, CT Holdings or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in CT Holdings' filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of CT Holdings' executive officers. For each of these forward-looking statements, CT Holdings claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or CT Holdings' future performance, including but not limited to:

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF CT HOLDINGS

Since 1996 CT Holdings has provided management expertise including consulting on operations, marketing and strategic planning and has been a source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. On March 13, 2006 the Company changed its name to CT Holdings Enterprises, Inc. The business model was designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. Our business strategy since 1996 has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal has been to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger, spin-off or initial public offering of the investee companies. However, our business model is constrained by our lack of capital.

At December 31, 2005, we held investments in Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). Parago is a marketing services company that brings transaction processing capabilities together with information-based marketing in a way that transforms the way companies interact with their customers. Through web-enabled products, processes and resources, Parago creates solutions to meet their clients' marketing objectives. Parago provides a proprietary, promotional marketing technology platform that helps their clients reduce promotional program costs, increase sales, and enhance customer relationships. We account for our investment in Parago using the cost method of accounting. The carrying value of the investment in Parago was written down in prior periods and has no carrying value at December 31, 2005 and 2004.

In May 2000, CT Holdings acquired a minority interest in River Logic, Inc. ("River Logic"), which develops decision-support applications for industries. River Logic's applications enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions by manipulating graphical icons that model their enterprise. We account for our investment in River Logic using the cost method of accounting. The carrying value of the investment in River Logic was written down in prior periods and has no carrying value at December 31, 2005 and 2004.

Other than its holdings of Parago and River Logic, the Company does not have any products or services, customers or revenue, and the Company has no other lines of business.

OVERVIEW OF PARAGO

We formed Parago in 1999 through the contribution of some technology assets acquired in the late 1990's during the growth period of Internet electronic commerce industry.

At December 31, 2005, the Company holds 25,000 shares of Parago common stock and
28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock). In February 2004, our Chief Executive Officer ("CEO") loaned us $30,000 in order for us to exercise our warrants to purchase the shares of Series A-3 convertible preferred stock, pursuant to a promissory note secured by a pledge of the preferred stock. Our CEO also elected to exercise an exchange right whereby he exchanged 5,000,000 (before a 1:1000 reverse stock split that occurred in 2001) shares of Parago, Inc. common stock for 6,000,000 shares of CT Holdings common stock. Our CEO has postponed his right to receive these shares until such time as the shares become authorized. In prior periods due to continuing operating losses and other factors we wrote down the carrying value of our investment in Parago to zero. We believe that our initial $50,000 investment along with the $30,000 to purchase warrants in Parago, represented by 20,000 (20,000,000 pre 1:1000 reverse split shares) shares of common stock, 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock) and an additional 5,000 shares (5,000,000 pre 1:1000 reverse split shares) received in February 2004 may ultimately provide an appropriate return on our investment in Parago.

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

The Company holds an ownership interest in River Logic of approximately 8% at December 31, 2005. Since our initial investment in May 2000, River Logic has raised additional capital through the issuance of preferred stock and other equity securities. In a prior period we wrote down the carrying value of our investment in River Logic to zero. While we believe that our investment in River Logic will be successful there can be no assurance that our investment in River Logic will ultimately provide an appropriate return on our investment.

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

EMPLOYEES

As of December 31, 2005 and 2004, CT Holdings had no full-time employees. CT Holdings receives services from Citadel pursuant to the Transition Services Agreement referred to above.

GOVERNMENT REGULATION

Government regulation has not had a material effect on the conduct of our business to date.

ACCOUNTANT'S REPORT

We have received a report from our independent registered public accounting firm for our year ended December 31, 2005 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Please see Management's Discussion and Analysis - Liquidity and Capital Resources, Risk Factors and Note A to our financial statements for discussions of some of the conditions that could impact our ability to continue operations under the current business conditions.

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

                                  RISK FACTORS

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

We received a report from our independent registered public accounting firm for our year ended December 31, 2005 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at December 31, 2005 of approximately $5.8 million. We had a cash balance of $197 at December 31, 2005 and current liabilities total approximately $5.8 million. We have limited access to capital, no plans to raise capital, and we have not identified sources of capital at December 31, 2005. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO and CITN Investment Inc. ("CII"), an entity of which our CEO is an officer, director and 50% shareholder, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

We have made investments in entities that we believe may provide liquidity to the Company in the long term and we believe that Parago and River Logic may ultimately be successful. Both Parago and River Logic are privately held companies and because we hold minority interests in these companies, we have received only limited information regarding their results of operations and financial condition. We have not participated in the additional capital infusions (other than the Series A-3 preferred stock of Parago) since our initial investments and as a result, our ownership percentage in both investee companies has been significantly diluted. Our ownership in Parago consists of 25,000 shares of common stock and 28.8749 shares of Series A-3 convertible preferred stock (convertible to 2,887 shares of Parago common stock), and approximately 8% of River Logic. The carrying value of the investments in Parago and River Logic had been written down in prior periods and has no carrying value at December 31, 2005 and 2004.

While we believe that the performance of the investee companies to date has been as expected, there can be no assurance that we will ever achieve liquidity from these investments. In addition, there can be no assurance that our plans will be successful or what other actions may become necessary in the future. Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund operating expenses. Although we have been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on our business operations and result in charges that could be material to the Company's business and results of operations. At December 31, 2005 we have not identified sources of capital nor do we have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

OUR CONVERTIBLE NOTE MAY ADVERSELY IMPACT THE COMPANY AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

We have issued an amended and restated convertible secured promissory note (the "Note") for approximately $271,000 payable to CII, an entity owned 50% by Steven
B. Solomon, our CEO and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of our Company. Pursuant to the terms of the note and the related Loan and Security Agreement (the "Agreement"), the Note is secured by a pledge of all of our assets and the Note is convertible into approximately 240 million shares of our common stock, at the option of CII, and if the Note is repaid, CII has an option to purchase up to 71 million shares of our common stock at an exercise price of $0.01 per share. CT Holdings has the option to borrow up to $600,000 under the Agreement (at the sole discretion of CII). We have also agreed to use our best efforts to amend our certificate of incorporation or undertake a reverse stock split to permit conversion if CII elects to convert the Note. The terms of the Note and the Agreement will make it more difficult or impossible for us to raise additional funds in the future and may have a material adverse effect on us and our financial condition and results of operations. The Note is senior to our common stock on any liquidation or sale of our Company, so the Note must be paid before common stockholders would receive funds in the event of a liquidation or sale. In addition, the Note is due and payable on the earlier to occur of May 24, 2006 or demand by CII. In the event of a default to CT Holdings under the Note or Agreement or demand for payment by CII, CII could foreclose on the loans and obtain all of our assets or force us into bankruptcy, in which case our common stock would most likely be worthless. These terms and conditions could have a material adverse effect on us and our financial condition and results of operations.

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

In May 2002, we were successful in spinning off of Citadel Security Software Inc. ("Citadel") into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At the time of the spin-off, which was first considered in November 2001, Citadel was losing substantial amounts of money and the investee assets of CT Holdings were more valuable than the assets in Citadel. At December 31, 2005 we held investments in two companies, Parago and River Logic. The respective carrying values of the investments in Parago and River Logic were written down in prior periods and have no carrying value at December 31, 2005 and 2004. The lack of availability of private and public capital available to us has prevented us from making any additional investments and there can be no assurance that the availability of capital will improve so that we can execute our business plan.

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

OUR STOCK IS TRADED IN THE OVER THE COUNTER MARKET.

Our common stock was de-listed from the NASDAQ SmallCap Market on May 17, 2001, because we did not meet the NASDAQ's requirements for continued listing. Our common stock now trades on the OTC Bulletin Board. The OTC Bulletin Board is generally considered to be a less efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.
The OTC Bulletin Board requires that listed companies remain current in their filings with the Securities and Exchange Commission. If we are unable to remain current in our SEC filings, due to lack of funds or personnel or otherwise, we could be delisted from the OTC Bulletin Board, and our stock would trade, if at all, on the pink sheets.

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

IF WE LOSE THE SERVICES OF CITADEL UNDER THE TRANSITION SERVICES AGREEMENT, OUR BUSINESS WILL SUFFER.

We are dependent on the services provided by employees of Citadel under the Transition Services Agreement. Our business would be negatively impacted if we were to lose the availability of these services.

MEMBERS OF OUR BOARD OF DIRECTORS MAY HAVE INTERCOMPANY CONFLICTS OF INTEREST AFTER OUR SPIN-OFF.

Members of the board of directors and management of CT Holdings own shares of both Citadel and CT Holdings common stock after the spin-off of Citadel to our shareholders. In addition, following the spin-off, three of the four directors of CT Holdings are also directors of Citadel, and the Chief Executive Officer and Chief Financial Officer of CT Holdings also continue to serve as Chief Executive Officer and Chief Financial Officer of Citadel. These relationships could create, or appear to create, potential conflicts of interest when our directors and executives are faced with decisions that could have different implications for Citadel and CT Holdings. Examples of these types of decisions might include the resolution of disputes arising out of the agreements governing the relationship between CT Holdings and Citadel following the spin-off. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of CT Holdings following the spin-off.

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


ITEM 2. DESCRIPTION OF PROPERTY

CT Holdings shares office space with Citadel Security Software Inc. and as part of an agreement, CT Holdings is charged an administrative fee of $10,000 per calendar quarter, reduced from $7,500 per month in July 2005, which includes an estimate of the cost of the space. We believe that this space will be sufficient to meet our needs for the foreseeable future.

The telephone number of our principal office is (214) 520-9292 and the Company maintains a website at http://www.ct-holdings.com.

ITEM 3. LEGAL PROCEEDINGS

Set forth below are litigation matters to which we are a party. We believe that we have meritorious defenses and will vigorously defend ourselves. However, an unfavorable resolution of, settlement, or defense costs related to one or more of these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

In August 1998, Janssen-Meyers Associates L.P. ("JMA") filed a lawsuit against the Company arising out of an alleged 1995 contract with the Company's predecessor ("Old Citadel"). The suit alleged that Old Citadel breached a letter of intent dated September 1995 and/or a Placement Agency Agreement dated November 1995 between JMA and Old Citadel. As its damages, JMA claimed that it was entitled to, among other things, the cash value of warrants to purchase 1.8 million shares of CT Holdings common stock at an exercise price of $0.89 per share, valued during May 1996. According to JMA's valuation of those warrants, potential damages were alleged to exceed $40 million. The Company vigorously disputes that it breached either the letter of intent or the Placement Agency Agreement or that it is liable to JMA. The lawsuit was styled Janssen-Meyers Associates, L.P. v. Citadel Technology, Inc., and was filed in the Supreme Court of the State of New York, County of New York. The Company removed the case to federal court in the Southern District of New York.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but on June 9, 2004 the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The $3,000,000 judgment as well as the interest from October 2000 through December 31, 2005 of $1,404,590 has been accrued. The Company has appealed the final judgment, and the appellate court affirmed the trial court's decision. The Company intends to vigorously defend this case.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. ("Meyers") filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, Citadel Security Software, Inc. (Citadel) including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the "Individual Defendants"). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the "Judgment"). CT Holdings has appealed the Judgment and that appeal is pending. The suit alleges that CT Holdings' May 2002 spin-off of its interests in Citadel to CT Holdings' shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings' creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys' fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. Currently the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability for this suit at December 31, 2005.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

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

                                                                   HIGH       LOW
                                                                 ----------  ------
YEAR ENDED DECEMBER 31, 2005
          1st Quarter                                             $0.015     $0.010
          2nd Quarter                                              0.011      0.006
          3rd Quarter                                              0.017      0.006
          4th Quarter                                              0.009      0.005


YEAR ENDED DECEMBER 31, 2004
          1st Quarter                                             $0.100     $0.030
          2nd Quarter                                              0.050      0.030
          3rd Quarter                                              0.040      0.020
          4th Quarter                                              0.030      0.010

At December 31, 2005 there were approximately 762 record holders of common stock of the Company. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefore. The Company has never paid cash dividends on its common stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors that the Board of Directors of the Company may consider.

The stock option information shown below is not subject to a stock option plan approved by shareholders.

                             Equity Compensation Plan Information
---------------------------------------------------------------------------------------------
                                                                              Number of
                                                                              securities
                                                                          remaining available
                                                                          for future issuance
                                                                             under equity
                       Number of securities to      Weighted-average      compensation plans
                       be issued upon exercise     exercise price of          (excluding
                       of outstanding options,    outstanding options,   securities reflected
Plan category            warrants and rights      warrants and rights       in column (a))
                                (a)                      (b)                    (c)
---------------------  ------------------------  ----------------------  --------------------
Equity compensation
plans approved by
security holders.                         -                 -                     -

Equity compensation
plans not approved by
security holders.                 2,887,500 (1)         $0.23                     -

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

Recent Sales of Unregistered Securities

The Company issued an amended and restated promissory note during the fourth quarter of 2005 and filed a Current Report on Form 8-K.

Repurchases of Securities

The Company made no repurchases of shares during the fourth quarter of 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere in this Form 10-KSB, as well as the disclosure relating to forward-looking statements set forth above under the caption Factors That May Affect Future Operating Results.

OVERVIEW

CT Holdings Enterprises, Inc. provides management expertise and sources of capital to early stage companies. At December 31, 2005 and 2004 we held investments in Parago and River Logic. We were incorporated in Delaware in 1992. On March 13, 2006 the Company changed its name to CT Holdings Enterprises, Inc. Our business model is designed to enable the companies in which we invest or acquire to become market leaders in their industries. Our strategy is expected to lead to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

At December 31, 2005 our lack of available capital has limited our ability to raise sufficient capital to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. We expect that if and when capital becomes available to us, we may continue our business development and investment activities, however there can be no assurance that any capital will be available to us. Until such time as capital becomes available the Company's business activities will be limited to reviewing investment opportunities, filing of compliance documents and defending the lawsuits disclosed in Part I, Item 3 - Legal Proceedings.

OVERVIEW OF PARAGO

We formed Parago in 1999 through the contribution of some technology assets acquired in the late 1990's during the growth period of Internet electronic commerce industry. At December 31, 2005, the Company holds 25,000 shares of Parago common stock and 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock). In February 2004, our CEO loaned us $30,000 in order for us to exercise our warrants to purchase the shares of Series A-3 convertible preferred stock, pursuant to a promissory note secured by a pledge of the preferred stock. Our CEO also elected to exercise an exchange right whereby he exchanged 5,000,000 (before a 1:1000 reverse stock split that occurred in 2001) shares of Parago, Inc. common stock for 6,000,000 shares of CT Holdings common stock. Our CEO has waived his right to receive these shares until such time as the shares become authorized. The carrying value of the investment in Parago was written down in prior periods and has no carrying value at December 31, 2005 and 2004. While we believe that our initial $50,000 investment along with the $30,000 to purchase warrants in Parago, represented by 20,000 shares of common stock, 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock) and an additional 5,000 shares (5,000,000 pre reverse split shares) received in February 2004 will be successful, there can be no assurance that our investment in Parago will ultimately provide an appropriate return on our investment.

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

The Company holds an ownership interest in River Logic of approximately 8% at December 31, 2005. Since our initial investment in May 2000, River Logic has raised additional capital through the issuance of preferred stock and other equity securities. In a prior period, we wrote down the carrying value of our investment in River Logic to zero. While we believe that our investment in River Logic will be successful there can be no assurance that our investment in River Logic will ultimately provide an appropriate return on our investment.

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

COMMITMENTS AND CONTINGENCIES

From time to time, we are a defendant or plaintiff in various legal actions. We are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At December 31, 2005 and 2004, we had no investee company that qualified for this accounting method.

EQUITY METHOD: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations. At December 31, 2005 and 2004, we had no investee company qualified for this accounting method.

COST METHOD: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations. Our investments in Parago and River Logic were accounted for using this method of accounting at December 31, 2005 and 2004.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

Our operations consist of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies in which we might invest, as well as legal defense costs and costs associated with SEC reporting. We do not generate any direct revenue and because our investee companies are not consolidated, we do not report revenue from investee businesses.


GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended December 31, 2005 general and administrative expenses were $177,631 representing a increase of $70,283 or 65% over the $107,348 of general and administrative expenses recorded for the year ended December 31, 2004. Total general and administrative expense in 2004 was favorably impacted by approximately $112,000 for the reversal of a bonus accrual. Excluding the favorable effect of this reversal, general and administrative expenses declined approximately $42,000 in 2005 versus 2004 due to lower management fees charged by Citadel partially offset by higher legal defense costs.


LITIGATION ACCRUAL

On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The Company has accrued for the amount of the partial summary judgment plus interest of approximately $1,126,000 as of December 31, 2004. Interest expense of approximately $279,000 was accrued in 2005. The Company has appealed the final judgment, although the appellate court affirmed the trial court's judgment, and the Company is assessing its alternatives and intends to vigorously defend this case.


REVERSAL OF LITIGATION ACCRUALS

During the year ended December 31, 2004 we settled three lawsuits and reversed approximately $75,000 of the related litigation accruals in excess of the settlements.


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

INTEREST EXPENSE

Interest expense for the years ended December 31, 2005 and 2004 was $494,341 and $1,225,320, respectively, representing interest expense on litigation accrual, advances and notes payable to officers and shareholders, the demand note payable to Citadel and the convertible note payable to CITN Investment Inc. ("CII"). The year 2004 includes interest expense of approximately $1,126,000 for the period October 2002 through December 31, 2004 related to the judgment entered by the court for JMA in June 2004. By comparison interest expense of approximately $278,000 was accrued in 2005 related to this judgment. Interest expense also includes amortization of the beneficial conversion feature associated with the CITN Investment note which totaled approximately $160,858 and $60,000 for the years ended December 31, 2005 and 2004, respectively. The remaining interest expense is associated with the advances and the notes payable and was approximately $55,000 in 2005 versus approximately $39,000 for 2004.


WRITE-OFF OF AFFILIATES SHARES ACQUIRED THROUGH THE EXERCISE OF WARRANTS

The $30,000 write-off of investment in affiliates during the year ended December 31, 2004 is related to the warrant exercised by the Company to obtain shares of Parago's Series A-3 Preferred Stock, which was determined by the Company to have no fair market value and was immediately written off.


LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent registered public accounting firm for our year ended December 31, 2005 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at December 31, 2005 of approximately $5.8 million. We had a cash balance of $197 at December 31, 2005 and current liabilities total approximately $5.8 million. We have limited access to capital, no plans to raise capital and we have not identified sources of capital at December 31, 2005. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO, and CII however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at December 31, 2005 to raise additional capital to invest in new business opportunities. To do so we estimate that we will need to raise up to $5.8 million to settle recorded liabilities at December 31, 2005 after which we may then need to raise additional funds to support our incubator and business development activities. However there can be no assurance that we will raise additional funds needed to settle our liabilities.

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

Cash Flows From Operating Activities

The net cash used in operating activities was approximately $43,000 for the year ended December 31, 2005 resulting from a net loss of approximately $672,000 offset by non-cash amortization of deferred debt discount of approximately $161,000 recorded as interest expense, a non-cash interest accrual on the litigation judgment of approximately $279,000 plus a change in operating liabilities of approximately $189,000.

For the year ended December 31, 2004 the net cash used in operating activities was approximately $226,000. This is the result of a net loss of approximately $4,227,000 for the year ended December 31, 2004 and non-cash adjustments for the amortization of debt discount of $60,000 recorded as interest expense, an accrual for a legal settlement of $3,000,000 plus accrued interest of approximately $1,126,000, the reversal of an excess litigation accrual of approximately $75,000, the $60,500 reversal of a reserve for a note receivable and interest from a related party and the write-off of the $30,000 cost of shares of an affiliate which were acquired through the exercise of warrants. In addition, the Company paid a legal settlement of $165,000 in May 2004. A decrease in accounts payable and accrued expenses of approximately $117,000 and a $203,000 increase in the payable to Citadel partially offset the operating cash items previously noted.

Cash Flows From Financing Activities

During the year ended December 31, 2005, our CEO advanced funds to the Company in the amount of $38,800 representing the total amount of cash flows provided by financing activities in 2005.

On May 24, 2004, the Company was advanced $200,000 by CITN Investment, Inc., a Texas corporation ("CII") pursuant to the Loan Agreement and evidenced by a Secured Convertible Promissory Note (the "Note"). The Loan Agreement provides for advances by CII to the Company of up to $600,000, such advances to be made in the sole discretion of CII. In December 2005, the Company and CII entered into an Amended and Restated Secured Convertible Promissory Note (the "Amended Note"). Pursuant to the Amended Note, the principal was increased to $271,148 resulting from the combination of the principal and accrued interest from the Note of $226,126 plus advances of $43,800 plus accrued interest of $1,222 through the date of the Amended Note. The Amended Note is convertible into 240 million shares, and if the Amended Note is repaid by the Company, CII has an option to purchase up to 71 million shares at an exercise price of $0.01 per share. The note accrues interest at 8% per annum and is due the earlier of May 24, 2006 or demand by CII. This Amended Note is is secured by a pledge of all of the Company's assets. The accrued interest on the Amended Note at December 31, 2005 was $772.

The conversion price of the Amended Note of approximately $0.00113 per share was below the fair value per share of the common stock at the date the note was issued. Accordingly, the Company recorded the fair value of the beneficial conversion feature of the note payable of $271,148 as debt discount. The debt discount is being amortized over the life of the Note and a $20,858 charge was recorded as interest expense during the year ended December 31, 2005. The Amended Note is recorded net of deferred debt discount of $250,290 at December 31, 2005.

As a result of the amendment, the debt discount of $140,000 related to the Note was fully amortized to interest expense during the year ended December 31, 2005. Debt discount of $60,000 related to the Note was amortized to interest expense during the year ended December 31, 2004.

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

CONTRACTUAL OBLIGATIONS

At December 31, 2005 we have a note payable to CII of $271,148 secured by all the assets of the Company, a demand note payable to Citadel of $225,000 plus accrued interest of approximately $77,000, a $5,000 unsecured note payable to an officer and a $9,000 unsecured note payable plus accrued interest of approximately $6,000 to a shareholder which is in default at December 31, 2005. There are no other long-term debt obligations, capital lease obligations, operating lease obligations or long-term capital purchase commitments. However at December 31, 2005 we have accrued for payments to Citadel under the transition services agreement and demand note payable, none of which may be paid until such time as the Company has sufficient cash to pay these obligations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.


ITEM 7.   FINANCIAL STATEMENTS

The Financial Statements for the years ended December 31, 2005 and 2004 are found following the signature page of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.  CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2005, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including CT Holdings', is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including CT Holdings', can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

The names of our directors, their principal occupations and the year in which each current Director of CT Holdings Enterprises, Inc. (the "Company") initially joined the Board of Directors are set forth below.

DIRECTOR
NAME                AGE       POSITION WITH THE COMPANY       SINCE
------------------  ---  -----------------------------------  -----
Steven B. Solomon    41  President, Chief Executive Officer,
                          and Secretary                        1992
Chris A. Economou    50  Director                              1993
Mark Rogers          45  Director                              1996
Dr. Axel Sawallich   60  Director                              1993

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


MARK ROGERS has served as a director of the Company since July 1996. Since 1999 Mr. Rogers has been President of Alchemy Consulting, Inc., a business advisor firm focusing on venture-backed technology companies throughout their life cycle. He has been involved with several turnarounds and has also advised and assisted start-up companies with strategy and financings including mergers and acquisitions. From 1989 to 1999 Mr. Rogers has served as a partner and Chief Operating Officer of NFT Ventures, a venture capital fund established by Ray Noorda, the founder of Novell, Inc. In connection with his position at NFT Ventures, Mr. Rogers advised several computer software companies in Texas, Utah and Silicon Valley, with respect to various strategic and developmental matters. Mr. Rogers also served as a director of Parago during its incubation phase from January 1999 to February 2000, and has served as a director of Citadel since July 2005.


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

There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates. Section 16(a) of the Exchange Act, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of the Company's Common Stock with the SEC. These insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of the Section 16(a) forms furnished to the Company during 2005, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company's officers, Directors and beneficial owners of more than 10% of the outstanding shares of Common Stock were filed on a timely basis, other than a Form 4 that was filed late for Mr. Solomon in connection with the Amended Note which was reported on a Form 8-K in December 2005.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

                             POSITION WITH        Officer
NAME               AGE        THE COMPANY          Since
-----------------  ---  ------------------------  -------
Steven B. Solomon   41  President,
                        Chief Executive Officer,
                        Secretary and Director       1992

Richard Connelly    54  Chief Financial Officer      2002

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


Committees of the Board of Directors

During fiscal year 2005, there were two meetings of the Company's Board of Directors. All directors attended 75% or more of the aggregate of meetings of the Board and their committees held during their respective terms.

The Company's Board of Directors has established a standing Audit Committee composed exclusively of outside directors, Mr. Economou and Mr. Rogers to assist in the discharge of its responsibilities.

The Audit Committee meets with the Company's financial management and independent registered public accounting firm and reviews the accounting principles and the scope and control of the Company's financial reporting practices, and makes reports and recommendations to the Board with respect to audit matters. The Audit Committee also recommends to the Board the appointment of the firm selected to be the independent registered public accounting firm for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent registered public accounting firm the Company's annual audit and annual financial statements; and reviews with management the status of internal accounting controls and internal audit procedures and results. The Audit Committee met four times during fiscal year 2005 and took action by written consent one time. The Audit Committee is required to have and will continue to have at least two members, all of whom must be "independent directors" as defined in the Marketplace Rules of the Nasdaq Stock Market. Messrs. Economou and Rogers are the current members of the Audit Committee. The Board has determined that Messrs. Economou and Rogers are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. The Board has also determined that Messrs. Economou and Rogers each meet the independence requirements set forth in the Marketplace Rules of the Nasdaq Stock Market.

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

CT Holdings Enterprises, Inc.
Attention: Investor Relations
Two Lincoln Centre
5420 LBJ Freeway, Suite 1600
Dallas, Texas 75240
214/520-9292

To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at www.ct-holdings.com.

ITEM 10.  EXECUTIVE COMPENSATION

The table below sets forth certain information with respect to the annual and long term compensation of the named executives for services to CT Holdings for its CEO and CFO who are the only officers of CT Holdings. Since the Distribution on May 17, 2002 Mr. Solomon has been employed by Citadel as Citadel's CEO. Neither the CEO nor the CFO are paid compensation by CT Holdings. Pursuant to the transition services agreement CT Holdings is charged $10,000 per calendar quarter, in part, for the services of Mr. Solomon as CEO and Mr. Connelly as CFO. Except for share information the compensation table presents the total compensation paid by CT Holdings to Mr. Solomon.

                                   SUMMARY COMPENSATION TABLE                   LONG-TERM
                                     ANNUAL COMPENSATION                       COMPENSATION
                   --------------------------------------------------  -------------------------------
                                                                        SECURITIES
                   PERIOD                ANNUAL          OTHER          UNDERLYING      ALL OTHER
                    ENDED   SALARY ($)   BONUS ($)   COMPENSATION ($)   OPTIONS (#)  COMPENSATION ($)
                   -------  -----------  ----------  -----------------  -----------  -----------------
Steven B. Solomon  12/2005  $         0  $        0  $               0            0  $               0
Chief Executive    12/2004  $         0  $        0  $               0            0  $               0
Officer            12/2003  $         0  $        0  $               0            0  $               0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS
                   ----------------------------------------------------------------
                                            PERCENT OF
                   NUMBER OF SECURITIES    TOTAL OPTIONS      EXERCISE
                   UNDERLYING OPTIONS       GRANTED TO        PRICE     EXPIRATION
NAME                     GRANTED         EMPLOYEES IN 2005    ($/SH)       DATE
-----------------  --------------------  ------------------  ----------  ----------
Steven B. Solomon                     0              100.0%  $     0.01      [    ]

The following table describes, for each of the Named Executive Officers, options exercised and the potential values for their unexercised in-the-money options at December 31, 2005:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                NUMBER OF             VALUE OF
                                                SECURITIES           UNEXERCISED
                                                UNDERLYING          IN-THE-MONEY
                                           UNEXERCISED OPTIONS         OPTIONS
                                 SHARES      AT FISCAL YEAR-       AT FISCAL YEAR-
                   ACQUIRED ON    VALUE     END (EXERCISABLE/     END (EXERCISABLE/
NAME                EXERCISE    REALIZED      UNEXERCISABLE)     UNEXERCISABLE) (2)
-----------------  -----------  ---------  --------------------  -------------------
Steven B. Solomon            0  $       0      2,000,000 / 0(1)  $            0 / $0

(1) Based on the market price on the date exercised less the exercise price payable for each share.

(2) Based on the fair market value of the Company's Common Stock (at December 31, 2005) per share less the exercise price payable for each share.

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

We may, in our discretion, grant stock options and other equity awards to our non-employee directors. Our outside directors hold no options to purchase common stock of the Company at December 31, 2005.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

The transition services agreement between Citadel and CT Holdings calls for the sharing of the salaries and benefits of the CEO, CFO and some administrative employees of Citadel that perform services for CT Holdings but whose payroll and benefits are assigned to Citadel. The agreement allows for a charge to CT Holdings of $10,000 per calendar quarter, representing an allocation of the payroll, benefits and an allocation of overhead (includes rent and general office expenses applied as a percentage of payroll and benefits) associated with the shared employees. The transition service agreement expires May 2006. At December 31, 2005, Mr. Solomon does not have an employment agreement with CT Holdings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 12, 2006, there were issued and outstanding approximately 58,545,928 shares of Common Stock. There is no other class of voting security of the Company issued or outstanding. The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of April 12, 2006 by
(i) each person known to the Company to own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors, named executive officers and other executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares to which the individual has the right to acquire within 60 days of April 12, 2006 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned and has an address of c/o CT Holdings, Two Lincoln Centre, 5420 LBJ Freeway, Suite 1600, Dallas, TX 75240.

                                         NUMBER OF     APPROXIMATE
                                                        PERCENT
NAME AND ADDRESS                        SHARES OWNED    OF CLASS
--------------------------------------  ------------  ------------
Steven B. Solomon (1)                    136,285,993         75.5%

Lawrence Lacerte (2)                     125,250,000         70.2%
     5950 Sherry Lane
     Dallas, Texas 75225

Thomas E. Oxley (3)                        3,544,800          5.8%
     2727 South Ocean Blvd., #803
     Highland Beach, FL 33487

Chris A. Economou                            724,400          1.2%
     150 North Federal Highway, # 210
     Fort Lauderdale, Florida 33301

Mark Rogers                                  651,500          1.1%
     751 Laurel St. #19
     San Carlos, California

Dr. Axel Sawallich                           387,144            *
     Beatrixgasse 3
     1030 Vienna, Austria.

CITN Investment Inc.                     240,000,000         80.4%

All officers and directors
  as a group (5 persons)(4)              138,324,037         76.6%

*    Less than 1%

(1) Includes 2,000,000 shares of Common Stock subject to fully vested options. Includes 6,000,000 shares of CT Holdings common stock that were issuable in February 2004 when Mr. Solomon exercised his right to exchange 5,000,000 (pre 1:1000 reverse stock split) shares of Parago common stock. Since the issuance of all 6,000,000 shares would cause the number of shares outstanding to exceed the authorized shares of 60,000,000, Mr. Solomon has waived his right to these shares until such time as the shares become authorized. Includes 120,000,000 shares of Common Stock that are issuable upon conversion of the demand note by CII.

(2) Includes 120,000,000 shares of Common Stock that are issuable upon conversion of the demand note by CII.

(3) Includes 2,700,000 shares of common stock to be issued at such time as they become authorized. During the first quarter of 2003, Mr. Oxley converted a $600,000 note convertible note payable into 2,700,000 shares of common stock of the Company. Since the issuance of all 2,700,000 would cause the number of shares outstanding to exceed the authorized shares of 60,000,000, Mr. Oxley has waived his right to these shares until such time as the shares become authorized.

(4) Consists of 240,000,000 shares of Common Stock that are issuable upon conversion of the demand note by CII. Voting and investment power with respect to the shares, if acquired, are by Messrs. Steven B. Solomon and Lawrence Lacerte.

(5) Includes 2,000,000 shares issuable pursuant to presently exercisable options or warrants and 6,000,000 shares of CT Holdings Common Stock that were issuable in February 2004 when Mr. Solomon exercised his right to exchange 5,000,000 pre 1:1000 split shares of Parago common stock for shares of CT Holdings common stock. Mr. Solomon has elected not to receive the actual shares until such time as the shares become authorized.

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

TRANSITION SERVICES AGREEMENT

In connection with the Distribution, Citadel entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and Citadel will provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and Citadel may need transitional assistance and support. The transition services agreement provides generally that each of Citadel and CT Holdings will undertake to provide substantially the same level of service and use substantially the same degree of care as their respective personnel provided and used in providing such services prior to the execution of the agreement. The agreement provided for an initial one year term and may be renewed for additional one year terms. The current agreement was renewed in July 2005 and expires in May 2006, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional years upon approval from the Board of Directors of both companies. Initially, CT Holdings paid Citadel a monthly fee of $20,000, subject to adjustment on a quarterly basis. In May 2004, the monthly fee was reduced to $7,500 a month. In July 2005, the fee was again reduced to $10,000 per calendar quarter. We believe that the terms and conditions of the transition services agreement are as favorable to us as those available from unrelated parties for a comparable arrangement.

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

During 2005, our CEO advanced the Company $38,800 and in December 2005, this amount plus a $5,000 note due to our CEO were converted to a note payable to CITN Investment, Inc, further discussed below. In February 2004, our CEO loaned the Company $30,000 in order for the Company to exercise the Company's warrants to purchase 28.8749 shares of Series A-3 convertible preferred stock. The promissory note to our CEO was secured by a pledge of the Parago Series A-3 preferred stock and was repaid in May 2004. In November 2004, the Company's CEO loaned the Company $5,000 in order for the Company to have the ability to pay off the balance on a legal settlement.

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

In December 2005, the Company and CII entered into an Amended and Restated Secured Convertible Promissory Note (the "Amended Note"). Pursuant to the Amended Note, the principal was increased to approximately $271,000, the Amended
Note is convertible into 240 million shares, and if the Amended Note is repaid by the Company, CII has an option to purchase up to 71 million shares at an exercise price of $0.01 per share. As a result of the amendment to the note the remaining debt discount of $140,000 was charged to interest expense during the year ended December 31, 2005. In addition, approximately $21,000 of discount amortization related to the Amended Note was charged to interest expense.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees:

Fees for audit services provided by KBA Group LLP total approximately $36,000 for 2005 and approximately $38,000 for 2004, including fees associated with the annual audit and the reviews of the Company's quarterly reports on Form 10-QSB.

(2)  Audit Related Fees:

KBA Group LLP did not bill the Company any audit related fees during 2005 or 2004.

(3)  Tax Fees:

KBA Group LLP did not bill the Company any tax fees during 2005 or 2004.

(4)  All Other Fees:

KBA Group LLP did not bill the Company any other fees during 2005 or 2004.

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

Date: April 13, 2006                    CT HOLDINGS ENTERPRISES, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                        TITLE                       DATE
------------------------  -----------------------------------  --------------

 /s/  STEVEN B. SOLOMON   President, Chief Executive Officer   April 13, 2006
------------------------   and Director
      Steven B. Solomon   (Principal Executive Officer)

 /s/  RICHARD CONNELLY    Chief Financial Officer              April 13, 2006
------------------------  (Principal Accounting Officer)
      Richard Connelly

 /s/  CHRIS A. ECONOMOU   Director                             April 13, 2006
------------------------
      Chris A. Economou

 /s/  MARK ROGERS         Director                             April 13, 2006
------------------------
      Mark Rogers

                          Director                             April   , 2006
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

*3.15     Certificate for Renewal and Revival of Charter filed with the Delaware
          Secretary of State on March 10, 2005.

4.1       Loan and Security Agreement dated May 22, 2004 between the Company and
          CITN Investment (filed as Exhibit 4.1 to the Form 8-K filed with the
          Commission on May 26, 2004 and incorporated herein by reference).

4.2       Secured Convertible Note in the principal amount of $200,000 dated May
          22, 2004 payable by the Company to CITN Investment (filed as Exhibit
          4.2 to the Form 8-K filed with the Commission on May 26, 2004 and incorporated herein by reference).

4.3      Amended Secured Convertible Promissory Note payable to CITN Investment
         Inc., dated December 19, 2005(filed as Exhibit 10.1 to the Form 8-K filed with the Commission on December 23, 2005 and incorporated herein by reference).


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

10.24 Form of Plan and Agreement of Distribution between the Company and Citadel Security Software Inc.

10.25     Form of Tax Disaffiliation Agreement between the Company and Citadel
          Security Software Inc.

10.26     Form of Transition Services Agreement between the Company and Citadel
          Security Software Inc.

10.27     Secured Promissory Note dated as of February 17, 2004 payable by the
          Company to the order of Steven B. Solomon (Filed as Exhibit 10.27 to the Form 10-KSB filed with the Commission on April 14, 2004 and incorporated herein by reference).

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

*    Filed Herewith

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm . . . . . . . . .  F-2

Balance Sheets as of December 31, 2005 and 2004 . . . . . . . . . . . . .  F-3

Statements of Operations for the years ended December 31, 2005 and 2004 .  F-4

Statements of Stockholders' Deficit for the years ended
    December 31, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . .   F-5

Statements of Cash Flows for the years ended
    December 31, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . .   F-6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CT Holdings Enterprises, Inc.

We have audited the accompanying balance sheets of CT Holdings Enterprises, Inc., formerly CT Holdings, Inc., (the Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, audits of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CT Holdings Enterprises, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and has a significant working capital deficiency at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/KBA Group LLP
Dallas, Texas
April 7, 2006

                          CT HOLDINGS ENTERPRISES, INC.
                           (formerly CT Holdings, Inc.)
                                 BALANCE SHEETS

                                                             DECEMBER 31,
                                                         2005           2004
                                                    -------------  --------------
                        ASSETS
                        ------
CURRENT ASSETS
  Cash                                               $        197   $      4,168
                                                    -------------  --------------

  TOTAL ASSETS                                       $        197   $      4,168
                                                    =============  ==============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses              $    387,654   $    310,851
  Convertible secured note payable to
    related party, including accrued interest of
    $772 and $9,995 and net of deferred debt
    discount of $250,290 and $140,000                      21,630         69,995
  Demand note payable to Citadel including accrued
    interest payable of $76,784 and $48,895               301,784        273,895
  Payable to Citadel                                      650,000        585,000
  Note payable to officer                                       -          5,000
  Note payable to shareholder including accrued
    interest of $6,128 and $4,454                          15,128         13,454
  Accrual for litigation including accrued
    interest of $1,404,590 and $1,125,738               4,404,590      4,125,738
                                                    -------------  --------------
Total current liabilities                               5,780,786      5,383,933

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value per share;
    1,000,000 shares authorized; no shares issued
    or outstanding                                              -              -
  Common stock, $.01 par value per share;
    60,000,000 shares authorized; 58,545,928
    shares issued and outstanding                         585,460        585,460
  Common stock pending issuance                           600,000        600,000
  Additional paid-in capital                           57,661,749     57,390,601
  Accumulated deficit                                 (64,627,798)   (63,955,826)
                                                    -------------  --------------
Total stockholders' deficit                            (5,780,589)    (5,379,765)
                                                    -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $        197   $      4,168
                                                    =============  ==============

The accompanying notes are an integral part of these financial statements.

                          CT HOLDINGS ENTERPRISES, INC.
                          (formerly CT Holdings, Inc.)
                            STATEMENTS OF OPERATIONS

                                                         Years  Ended
                                                         December 31,
                                                      2005          2004
                                                  ------------  ------------
Revenue                                           $         -   $         -
General and administrative expense                    177,631       107,348
Litigation accrual                                          -     3,000,000
Reversal of litigation accrual                              -       (74,733)
Reversal of reserve for note receivable
  from related party                                        -       (55,000)
Interest income                                                      (5,500)
Interest expense                                      215,489        99,582
Interest expense related to litigation                278,852     1,125,738
Write-off of affiliate shares acquired
  through exercise of warrants                              -        30,000
                                                  ------------  ------------
Net loss                                             (671,972)   (4,227,435)
                                                  ============  ============

Net loss per share - basic and diluted            $     (0.01)  $     (0.06)
                                                  ============  ============

Weighted average shares outstanding -
  basic and diluted                                67,245,928    66,311,502
                                                  ============  ============

The accompanying notes are an integral part of these financial statements.

                                        CT HOLDINGS ENTERPRISES, INC.
                                        (formerly CT Holdings, Inc.)
                                     STATEMENTS OF STOCKHOLDERS' DEFICIT

                                 Common Stock
                          -------------------------    Common
                                                        Stock       Additional
                                                       Pending         Paid       Accumulated
                            Shares        Amount        Issue        Capital        Deficit         Total
                          -----------  ------------  ------------  ------------  -------------  -------------
Balances at
December 31, 2003          58,545,928  $    585,460  $    600,000  $ 57,190,601  $(59,728,391)  $ (1,352,330)

Beneficial conversion
feature of note
payable to related party            -             -             -       200,000             -        200,000

Net loss                            -             -             -             -    (4,227,435)    (4,227,435)
                          -----------------------------------------------------------------------------------
Balances at
December 31, 2004          58,545,928       585,460       600,000    57,390,601   (63,955,826)    (5,379,765)

Beneficial conversion
feature of note
payable to related party            -             -             -       271,148             -        271,148

Net loss                            -             -             -             -      (671,972)      (671,972)
                          -----------------------------------------------------------------------------------
Balances at
December 31, 2005          58,545,928  $    585,460  $    600,000  $ 57,661,749  $(64,627,798)  $ (5,780,589)
                          ===========  ============  ============  ============  =============  =============

The accompanying notes are an integral part of these financial statements.

                          CT HOLDINGS ENTERPRISES, INC.
                          (formerly CT Holdings, Inc.)
                            STATEMENTS OF CASH FLOWS

                                                          Years Ended
                                                          December 31,
                                                      2005          2004
                                                   ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $(671,972)  $(4,227,435)
  Adjustments to reconcile net income loss to
   net cash used in operating activities:
    Amortization of deferred debt discount
     recorded as interest expense                    160,858        60,000
    Accrual for litigation and related interest
     Expense                                         278,852     4,125,738
    Reversal of accrual for litigation                     -       (74,733)
    Reversal of reserve for collectibility
     of related party note receivable                      -       (60,500)
    Write-off affiliate shares acquired through
     the exercise of warrants                              -        30,000
Changes in operating assets and liabilities:
    Accounts payable and accrued expenses            124,491      (116,863)
    Payable to Citadel                                65,000       202,961
    Accrual for legal settlement                           -      (165,000)
                                                   ----------  ------------
NET CASH USED IN OPERATING ACTIVITIES                (42,771)     (225,832)

CASH FLOWS FROM INVESTING ACTIVITIES
  Exercise of warrants to acquire affiliate's
    Series A-3 preferred stock                             -       (30,000)
  Payment received on notes receivable from
    related party                                          -        55,000
                                                   ----------  ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                  -        25,000

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances and notes payable
    to related party                                       -       200,000
  Proceeds from note and advances
    payable to officer                                38,800        35,000
  Payment on note payable to officer                       -       (30,000)
                                                   ----------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             38,800       205,000
                                                   ----------  ------------
Net change in cash and cash equivalents               (3,971)        4,168
Cash and cash equivalents at the beginning
  of the year                                          4,168             -
                                                   ----------  ------------
Cash and cash equivalents at the end of the year   $     197   $     4,168
                                                   ==========  ============

SUPPLEMENTAL CASH FLOW ITEMS
  Interest paid                                    $       -   $       519
                                                   ==========  ============
  Income taxes paid                                $       -   $         -
                                                   ==========  ============
Beneficial conversion feature of note payable
    to related party recorded as deferred
    debt discount                                  $ 271,148   $   200,000
                                                   ==========  ============

Conversion of advances and accrued interest
    into new note payable                          $  71,148   $         -
                                                   ==========  ============

The accompanying notes are an integral part of these financial statements.

CT HOLDINGS ENTERPRISES, INC.
(formerly CT Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

CT Holdings Enterprises, Inc. (the "Company" or "CT Holdings") provides management expertise including consulting on operations, marketing and strategic planning and a single source of capital to early stage technology companies.
The Company was incorporated in Delaware in 1992. On March 13, 2006 the Company changed its name to CT Holdings Enterprises, Inc. The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies.

At December 31, 2005 the Company held investments in two companies, Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). The investments at December 31, 2005 were represented by approximately 25,000 shares of Parago common stock and 28.8749 shares of Parago Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock) and shares of stock representing approximately 8% of River Logic.

Parago is a marketing services company that brings transaction processing capabilities together with information-based marketing in a way that transforms the way companies interact with customers. Through web-enabled products, processes and resources, Parago creates solutions that meet their client's marketing objectives. Parago provides a proprietary, promotional marketing technology platform that helps their clients reduce promotional program costs, increase sales, and enhance customer relationships. The Company accounts for the investment in Parago using the cost method of accounting. In prior periods due to continuing operating losses, lack of cash flows generated from this investment and other factors, the Company wrote down the carrying value of the investment in Parago to zero. Accordingly, the investment has no carrying value at December 31, 2005 and 2004.

In May 2000, CT Holdings acquired a minority interest in River Logic which develops and markets enterprise optimization technologies and decision support software applications. River Logic's applications enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions by manipulating graphical icons that model their enterprise. The Company accounts for the investment in River Logic using the cost method of accounting. In prior periods due to continuing operating losses, lack of cash flows generated from this investment and other factors, the Company wrote down the carrying value of the investment in River Logic to zero. Accordingly, the investment has no carrying value at December 31, 2005 and 2004.

LIQUIDITY

The Company has incurred recurring operating losses and has a significant stockholders' deficit at December 31, 2005 of approximately $5.8 million. At December 31, 2005 there is a cash balance of $197 and current liabilities total approximately $5.8 million. The Company has limited access to capital at December 31, 2005, no plans to raise capital, and management has not identified sources of capital at December 31, 2005. During the year ended December 31, 2005, the Company received $38,800 in advances from its CEO. Past funding needs of the business have been provided by financings through notes payable, cash advances and additional investments from related parties, including the Company's CEO and CITN Investment Inc ("CII"), however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

The Company has made investments in entities that management believes may provide liquidity to the Company in the long term and the management believes that Parago and River Logic may ultimately be successful. Both Parago and River Logic are privately held companies and because the Company holds minority interests in these companies, the Company has received only limited information regarding their results of operations and financial condition. The Company has not participated in the additional capital infusions since the initial investments and as a result, the ownership percentage in both investee companies has been significantly diluted. The Company's ownership in Parago consists of 25,000 shares of common stock and 28.8749 shares of Parago Series A-3 convertible preferred stock (convertible to 2,887 shares of Parago common stock), and approximately 8% of River Logic.

While management believes that the performance of the investee companies to date has been as expected, there can be no assurance that the Company will ever achieve liquidity from these investments. In addition, there can be no assurance that the Company's plans will be successful or what other actions may become necessary in the future. Until the Company achieves liquidity from the investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, the Company will continue to require working capital to fund operating expenses. Although the Company has been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on the Company's business operations and result in charges that could be material to the Company's business and results of operations. At December 31, 2005 the Company has not identified sources of capital nor does the Company have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

BASIS OF PRESENTATION

The accompanying financial statements of CT Holdings have been prepared in accordance with accounting principles generally accepted in the United States. Certain 2004 amounts have been reclassified to conform to 2005 financial statement presentations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

INVESTMENT IN UNCONSOLIDATED AFFILIATES

At December 31, 2005 the Company held investments in two companies, Parago and River Logic. The Company has recorded the carrying amount of these investments under the cost method of accounting because the Company's percentage ownership in each Company was a non-controlling interest of less than 20%. At December 31, 2005 the Company holds 20,000 (20,000,000 pre 1:1000 reverse stock split) shares of common stock of Parago and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) plus an additional 5,000 (5,000,000 pre 1:1000 reverse stock split) shares received from our CEO in February 2004 upon exercising his exchange right for 6,000,000 shares of the Company's common stock. In order for the Company to exercise its option in February 2004, the Company's CEO loaned the Company $30,000 for the Company to exercise warrants to purchase the Series A-3 convertible preferred stock, pursuant to a promissory note secured by the preferred stock. At December 31, 2005 the Company owns approximately 8% of River Logic for which the investment has been accounted for under the cost method of accounting. Under the cost method, the Company's share of income or loss of Parago and River Logic is not included in the Company's Statements of Operations. Each of the investments has no carrying value at December 31, 2005 and 2004.

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

If the Company had recognized compensation expense, in accordance with SFAS Nos. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the years ended December 31, 2005 and 2004, the pro forma effect on net loss would not have differed from reported net loss.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition, cash flows or results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would not have been material to the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including accounts payable and notes payable are carried at cost, which approximates fair value due to the short maturity of these instruments.

NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Included in the weighted average number of common shares outstanding for the years ended December 31, 2005 and 2004 are 2,700,000 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock (as discussed in Note D) and 6,000,000 shares that would have been issued to the CEO when he exercised his right to exchange Parago shares for CT Holdings shares if the Company had the available authorized shares (as discussed in Note E). These shares have been included in the computation from the date that they would have been issued. Basic loss per share excludes any dilutive effects of stock options. Stock options to purchase 2,887,500 and 2,917,500 shares of common stock at December 31, 2005 and 2004, respectively have been excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. At December 31, 2005 and 2004, the Company does not have any outstanding stock options or warrants that have an exercise price below market value.

NOTE B - INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

                                                  December 31,
                                                2005           2004
                                         -------------  -------------
Deferred tax assets
  Net operating loss carryforwards       $ 10,948,000   $ 10,894,000
  Reserve on investments                    1,059,000      1,059,000
  Accounts payable and accrued expenses     1,498,000      1,403,000
                                         -------------  -------------
Total deferred tax assets, net             13,505,000     13,356,000
Valuation allowance                       (13,505,000)   (13,356,000)
                                         -------------  -------------
Total deferred tax assets, net           $          -   $          -
                                         =============  =============

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to loss before provision for income taxes are as follows:

                                                                December 31,
                                                            2005          2004
                                                        ------------  ------------
Provision (benefit) computed at federal statutory rate  $  (228,000)  $(1,437,000)
Increase in valuation allowance                             149,000     1,393,000
Other                                                        79,000        44,000
                                                        ------------  ------------
                                                        $         -   $         -
                                                        ============  ============

For federal income tax purposes, at December 31, 2005 the Company had a net operating loss carryforward of approximately $32,000,000, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and expires at various dates through 2025. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE C - STOCK OPTIONS AND WARRANTS

The Company has issued stock options to purchase common stock to directors, employees and consultants. Options are granted at no less than fair value at the date of grant. Generally, the options vest over no more than three years. There were no stock option granted during the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, 15,000 options expired and 15,000 options were cancelled. At December 31, 2005 and 2004 there were 2,887,500 and 2,917,500 stock options outstanding and exercisable, respectively. The following table summarizes other information regarding stock options at December 31, 2005:

                                  Weighted-average    Weighted-
                    Outstanding/      remaining        average
Range of exercise   Exercisable   contractual life     exercise
Prices                 Shares        (in years)         price
------------------  ------------  -----------------  -----------
    $  0.200          2,387,500               5.33  $      0.200
    $  0.375            500,000               5.14  $      0.375
                    ------------                     -----------
                      2,887,500                     $      0.230
                    ============                     ===========

No stock options were granted during the years ended December 31, 2005 or 2004, therefore no fair value estimate has been presented.

NOTE D - NOTES PAYABLE TO SHAREHOLDERS

The Company has presented $600,000 as "Common stock pending issuance", a separate Component of Stockholders' Deficit at December 31, 2005 and 2004. This represents 2,700,000 shares of CT Holdings that were to be issued upon the conversion of a note payable to a shareholder in 2003. Due to the lack of available authorized shares, the shareholder has waived his right to receive these shares until such time as the shares become authorized.

The Company has a note payable which was originally due June 30, 2002 for $9,000 to a shareholder which was in default at December 31, 2005 and 2004 and because it is in default, bears interest at 18% per annum. Accrued interest on the note payable was $6,128 and $4,454 at December 31, 2005 and 2004,

NOTE E - RELATED PARTY TRANSACTIONS

On May 24, 2004, the Company was advanced $200,000 by CII pursuant to the Loan Agreement and evidenced by a Secured Convertible Promissory Note (the "Note"). In December 2005, the Company and CII entered into an Amended and Restated Secured Convertible Promissory Note (the "Amended Note"). Pursuant to the Amended Note, the principal was increased to $271,148 resulting from the combination of the principal and accrued interest from the original note with CII and advances of $43,800 plus accrued interest of $1,222 through the issue date of the Amended Note. The Amended Note is convertible into 240 million shares, and if the Amended Note is repaid by the Company, CII has an option to purchase up to 71 million shares at an exercise price of $0.01 per share. The note accrues interest at 8% per annum and is due the earlier of May 24, 2006 or demand by CII. This Amended Note is is secured by a pledge of all of the Company's assets. The accrued interest on the Amended Note at December 31, 2005 was $772.

The conversion price of the Amended Note of approximately $0.00113 per share was below the fair value per share of the common stock at the date the note was issued. Accordingly, the Company recorded the fair value of the beneficial conversion feature of the note payable of $271,148 as debt discount. The debt discount is being amortized over the life of the Note and a $20,858 charge was recorded as interest expense during the year ended December 31, 2005. The Amended Note is recorded net of deferred debt discount of $250,290 at December 31, 2005.

As a result of the amendment, the debt discount of $140,000 related to the Note was fully amortized to interest expense during the year ended December 31, 2005. Debt discount of $60,000 related to the Note was amortized to interest expense during the year ended December 31, 2004.

In April 2003, CT Holdings obtained $225,000 from Citadel to pay a legal settlement for an unsecured Note Payable to Citadel due on demand and bearing interest at 12% per year. The accrued interest on the note payable at December 31, 2005 and 2004, was $76,784 and $48,895, respectively.

During 2005, the Company's CEO advanced $38,800 and in December 2005, this amount plus a $5,000 note due to the Company's CEO were converted to principle in the Amended Note previously discussed. In October 2004, the Company obtained a $5,000 90-day note, bearing interest at 5% per year, from the CEO of the Company. In December 2005, these amounts were converted into the Amended Note previously discussed.

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

Pursuant to the terms of the transition services agreement with Citadel, the Company has agreed to pay Citadel $10,000 per quarter (reduced in July 2005 from $7,500 per month) for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. The Company has a liability recorded for $650,000 and $585,000 for amounts payable to Citadel under this agreement at December 31, 2005 and 2004, respectively. The transition services agreement was extended to May 2006 by approval of the independent members of each company's board of directors.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but on June 9, 2004 the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The judgment of $3,000,000 as well as the interest from October 2000 through December 31, 2005 of $1,404,590 has been accrued. The Company has appealed the final judgment. The Company intends to vigorously defend this case.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. ("Meyers") filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, Citadel Security Software, Inc. (Citadel) including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the "Individual Defendants"). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the "Judgment"). CT Holdings has appealed the Judgment and that appeal is pending. The suit alleges that CT Holdings' May 2002 spin-off of its interests in Citadel to CT Holdings' shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings' creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys' fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. Currently the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability for this suit at December 31, 2005.

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