Form 10QSB
period 2006-03-31
CT HOLDINGS ENTERPRISES INC
filed 2006-05-22
CIK 752789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-18718

                          CT HOLDINGS ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                         75-2432011
          (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

      TWO LINCOLN CENTRE, SUITE 1600, 5420 LBJ FREEWAY, DALLAS, TEXAS 75240
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (214) 520-9292
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                         Common Stock, Par value $.01 per share

Outstanding at November 14, 2005                          58,545,928


Transitional Small Business Disclosure Format  Yes  [_]  No  [X]

                          CT HOLDINGS ENTERPRISES, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                          FOR THE QUATERLY PERIOD ENDED
                                 MARCH 31, 2006

Table of Contents                                                                                  Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                         3

            Unaudited Balance Sheets as of March 31, 2006 and December 31, 2005                       3

            Unaudited Statement of Operations for the three months ended March 31, 2006 and 2005      4

            Unaudited Statement of Cash Flows for the three months ended March 31, 2006 and 2005      5

            Notes to Unaudited Interim Financial Statements                                           6

Item 2. Management's Discussion and Analysis or Plan of Operation                                    12

Item 3. Controls and Procedures                                                                      22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                            23

Item 3. Defaults Upon Senior Securities                                                              24

Item 6. Exhibits and Reports on Form 8-K                                                             24

Signatures                                                                                           25

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                       CT HOLDINGS ENTERPRISES, INC.
                                         UNAUDITED BALANCE SHEETS


                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2006            2005
                                                                             -------------  --------------
                                                  ASSETS
                                       -----------------------------
CURRENT ASSETS
  Cash                                                                       $        197   $         197
                                                                             -------------  --------------
  TOTAL ASSETS                                                               $        197   $         197
                                                                             =============  ==============


                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                               --------------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $    451,319   $     387,654
  Convertible secured note payable to related party including accrued interest of $6,300 and $772, net of deferred debt
    discount of $88,644 and $250,290                                              188,803          21,630
  Demand note payable to Citadel including accrued interest of
    $83,663 and $76,784                                                           308,663         301,784
  Payable to Citadel                                                              660,000         650,000
  Note payable to shareholder including accrued interest of
    $6,545 and $6,128                                                              15,545          15,128
  Accrual for litigation including accrued interest of $1,473,197 and
  $1,404,590                                                                    4,473,197       4,404,590
                                                                             -------------  --------------
  Total current liabilities                                                     6,097,527       5,780,786

COMMITMENTS AND CONTINGENCIES

Preferred stock, $0.01 stated value per share; 1,000,000 shares authorized;
  no shares issued or outstanding                                                       -               -
Common stock, $.01 par value per share; 60,000,000 shares authorized;
  58,545,928 shares issued and outstanding                                        585,460         585,460
Common stock pending issuance                                                     600,000         600,000
Additional paid-in capital                                                     57,661,749      57,661,749
Accumulated deficit                                                           (64,944,539)    (64,627,798)
                                                                             -------------  --------------
Total stockholders' deficit                                                    (6,097,330)     (5,780,589)
                                                                             -------------  --------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $        197   $         197
                                                                             =============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                               CT HOLDINGS ENTERPRISES, INC.
                            UNAUDITED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                    2006          2005
                                                                ------------  ------------
Revenue                                                         $         -   $         -

General and administrative expense                                   73,665        33,838
Interest expense                                                    243,076       104,975
                                                                ------------  ------------
Loss before income taxes                                           (316,741)     (138,813)
Provision for income taxes                                                -             -
                                                                ------------  ------------
Net loss                                                        $  (316,741)  $  (138,813)
                                                                ============  ============
Net loss per share - basic and diluted                          $     (0.00)  $     (0.00)
                                                                ============  ============
Weighted average common shares outstanding - basic and diluted   67,245,928    67,245,928
                                                                ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                            CT HOLDINGS ENTERPRISES, INC.
                          UNAUDITED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               2006         2005
                                                            -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (316,741)  $ (138,813)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization of deferred debt discount                   161,646       25,000
      Accrual for litigation and related interest               68,607       68,607
  Changes in operating assets and liabilities:
    Accounts payable and accrued expenses                       76,488       18,865
    Payable to Citadel                                          10,000       22,500
                                                            -----------  -----------
  NET CASH USED IN OPERATING ACTIVITIES                              0       (3,841)

  Cash and cash equivalents at the beginning of the period         197        4,168
                                                            -----------  -----------
  Cash and cash equivalents at the end of the period        $      197   $      327
                                                            ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

CT HOLDINGS ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

These unaudited interim financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows of CT Holdings Enterprises, Inc. ("CT Holdings" or the "Company"). On March 13, 2006 the Company changed its name from CT Holdings, Inc. to CT Holdings Enterprises, Inc.

Some information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year. These statements should be read together with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005 on file with the Commission.

Description of Business

CT Holdings provides management expertise including consulting on operations, marketing and strategic planning and a single source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies.

At March 31, 2006 the Company held investments in two companies, Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). The investments at March 31, 2006 were represented by approximately 25,000 shares of Parago common stock and
28.8749 shares of Parago Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock) and shares of stock representing approximately 8% of River Logic. See Note E - Subsequent Event.

Parago is a marketing services company that brings transaction processing capabilities together with information-based marketing in a way that transforms the way companies interact with customers. Through web-enabled products, processes and resources, Parago creates solutions that meet their client's marketing objectives. Parago provides a proprietary, promotional marketing technology platform that helps their clients reduce promotional program costs, increase sales, and enhance customer relationships. The Company accounts for the investment in Parago using the cost method of accounting. In prior periods due to continuing operating losses, lack of cash flows generated from this investment and other factors, the Company wrote down the carrying value of the investment in Parago to zero. Accordingly, the investment has no carrying value at March 31, 2006 and December 31, 2005. See Note E - Subsequent Event.

In May 2000, CT Holdings acquired a minority interest in River Logic which develops and markets enterprise optimization technologies and decision support software applications. River Logic's applications enable industry professionals to model complex enterprises and explore financial relationships on a desktop computer or laptop. Embedded analytics allow end-users to understand the financial implications of critical business decisions by manipulating graphical icons that model their enterprise. The Company accounts for the investment in River Logic using the cost method of accounting. In prior periods due to continuing operating losses, lack of cash flows generated from this investment and other factors, the Company wrote down the carrying value of the investment in River Logic to zero. Accordingly, the investment has no carrying value at March 31, 2006 and December 31, 2005. See Note E - Subsequent Event.

Liquidity

The Company has incurred recurring operating losses and has a significant stockholders' deficit at March 31, 2006 of approximately $6.1 million. At March 31, 2006 there is a cash balance of $197 and current liabilities total approximately $6.1 million. The Company has limited access to capital at March 31, 2006, no plans to raise capital, and management has not identified sources of capital at March 31, 2006. Past funding needs of the business have been provided by financings through notes payable, cash advances and additional investments from related parties, including the Company's CEO and CITN Investment Inc. ("CII"), an affiliate of the Company's CEO, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

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

While management believes that the performance of the investee companies to date has been as expected, there can be no assurance that the Company will ever achieve liquidity from these investments. In addition, there can be no assurance that the Company's plans will be successful or what other actions may become necessary in the future. Until the Company achieves liquidity from the investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, the Company will continue to require working capital to fund operating expenses. Although the Company has been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on the Company's business operations and result in charges that could be material to the Company's business and results of operations. At March 31, 2006 the Company has not identified sources of capital nor does the Company have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities. See Note E - Subsequent Event.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Unconsolidated Affiliates

At March 31, 2006 the Company held investments in two companies, Parago and River Logic. The Company has recorded the carrying amount of these investments under the cost method of accounting because the Company's percentage ownership in each Company was a non-controlling interest of less than 20% and the Company's ownership does not allow it to have a significant influence on the two investee Companies. At March 31, 2006 the Company held 20,000 (20,000,000 pre 1:1000 reverse stock split) shares of common stock of Parago and warrants to purchase 28.8749 shares of Series A-3 preferred stock (convertible into 2,887 shares of common stock) plus an additional 5,000 (5,000,000 pre 1:1000 reverse stock split) shares received from the Company's CEO in February 2004 upon exercising his exchange right for 6,000,000 shares of the Company's common stock. In order for the Company to exercise its option in February 2004, the Company's CEO loaned the Company $30,000 for the Company to exercise warrants to purchase the Series A-3 convertible preferred stock, pursuant to a promissory note secured by the preferred stock. At March 31, 2006 the Company owned approximately 8% of River Logic for which the investment has been accounted for under the cost method of accounting. Under the cost method, the Company's share of income or loss of Parago and River Logic is not included in the Company's Statements of Operations. Each of the investments has no carrying value at March 31, 2006 and December 31, 2005. See Note E - Subsequent Event.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Included in the weighted average number of common shares outstanding for the three months ended March 31, 2006 and 2005 are 2,700,000 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock and 6,000,000 shares that would have been issued to the Company's CEO when he exercised his right to exchange Parago shares for CT Holdings' shares if the Company had the available authorized shares. These shares have been included in the computation from the dates that they would have been issued. The effect of stock options for 2,887,500 and 2,917,500 shares of common stock outstanding at March 31, 2006 and 2005, respectively, have been excluded from the weighted average shares computation as they are antidilutive. At March 31, 2006 and 2005, the Company does not have any outstanding stock options or warrants that have an exercise price below market value.

Stock-Based Compensation

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No.
123. All awards outstanding at March 31, 2006 had been fully vested in periods prior to the first quarter of 2006 and therefore, the financial statements do not reflect any compensation expense related to stock-based compensation.

The Company does not have any employees or significant operations and does not anticipate issuing any share-based payments in the future, therefore the adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition, cash flows or results of operations. However should the Company's operations change, and include the issuance of share-based payments, the adoption of SFAS No. 123R would require the recording of stock compensation expense in the future. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the pro forma net loss attributable to common shareholders reported in those prior periods.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and SFAS No. 148 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

If the Company had recognized compensation expense in accordance with SFAS Nos. 123R for the quarter ended March 31, 2005, the pro forma effect on net loss would not have differed from reported net loss.

NOTE B - NOTES PAYABLE TO SHARHOLDERS

The Company has presented $600,000 as "Common stock pending issuance", a separate component of Stockholders' Deficit at March 31, 2006 and December 31, 2005. This represents 2,700,000 shares of CT Holdings that were to be issued upon the conversion of a note payable to a shareholder in 2003. Due to the lack of available authorized shares, the shareholder has waived his right to receive these shares until such time as the shares become authorized.

The Company has a note payable which was originally due June 30, 2002 for $9,000 to a shareholder which was in default at March 31, 2006 and December 31, 2005 and because it is in default, bears interest at 18% per annum. Accrued interest on the note payable was $6,545 and $6,128 at March 31, 2006 and December 31, 2005, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

On May 24, 2004, the Company was advanced $200,000 by CII pursuant to a loan agreement and evidenced by a Secured Convertible Promissory Note (the "Note"). In December 2005, the Company and CII entered into an Amended and Restated Secured Convertible Promissory Note (the "Amended Note"). Pursuant to the Amended Note, the principal was increased to $271,148 resulting from the combination of the principal and accrued interest from the original note with CII and advances of $43,800 plus accrued interest of $1,222 through the issue date of the Amended Note. The Amended Note is convertible into 240 million shares, and if the Amended Note is repaid by the Company, CII has an option to purchase up to 71 million shares at an exercise price of $0.01 per share. The note accrues interest at 8% per annum and is due the earlier of May 24, 2006 or demand by CII. This Amended Note is secured by a pledge of all of the Company's assets. The accrued interest on the Amended Note at March 31, 2006 and December

31, 2005 was $6,300 and $772, respectively.

The conversion price of the Amended Note of approximately $0.00113 per share was below the fair value per share of the common stock at the date the note was issued. Accordingly, the Company recorded the fair value of the beneficial conversion feature of the note payable of $271,148 as debt discount. The debt discount is being amortized over the life of the Note and charges of $161,646 and $25,000 were recorded as interest expense during the three months ended March 31, 2006 and 2005, respectively. The Amended Note is recorded net of deferred debt discount of $88,644 and $250,290 at March 31, 2006 and December 31, 2005, respectively. See Note E - Subsequent Event.

In April 2003, CT Holdings obtained $225,000 from Citadel to pay a legal settlement for an unsecured Note Payable to Citadel due on demand and bearing interest at 12% per year. The accrued interest on the note payable at March 31, 2006 and December 31, 2005, was $88,663 and $76,784, respectively.

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

Pursuant to the terms of the transition services agreement with Citadel Security Software Inc., ("Citadel") the Company has agreed to pay Citadel $10,000 per quarter (reduced in July 2005 from $7,500 per month) for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. The Company has a liability recorded for $660,000 and $650,000 for amounts payable to Citadel under this agreement at March 31, 2006 and December 31, 2005, respectively. The transition services agreement was extended to May 2006 by approval of the independent members of each company's board of directors.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but on June 9, 2004 the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The judgment of $3,000,000 as well as the interest from October 2000 through March 31, 2006 of $1,473,197 has been accrued. The Company appealed the final judgment but the appellate court affirmed the trial court's decision. The Company is assessing its alternatives and intends to vigorously defend this case.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. ("Meyers") filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, Citadel Security Software, Inc. (Citadel) including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the "Individual Defendants"). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the "Judgment"). The suit alleges that CT Holdings' May 2002 spin-off of its interests in Citadel to CT Holdings' shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings' creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys' fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. Currently the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability for this suit at March 31, 2006.

NOTE E - Subsequent Event

On May 18, 2006 the Company and CII enter into a settlement, pursuant to which CII agreed to release the Company from indebtedness and accrued interest under the Amended Note of approximately $277,447 at March 31, 2006 plus amounts advanced to the Company, and interest accrued, after March 31, 2006 through May 18, 2006, in exchange for the delivery to CII of the shares of Parago and River Logic owned by the Company. CII has agreed to return to the Company the excess, if any, of the proceeds realized from a future sale of the shares over the amounts owed at May 18, 2006 under the Amended Note plus any costs related to the sale of the shares or collection of the proceeds. While CII has agreed to return the excess, if any, of the proceeds realized from a future sale of the shares over amounts owed under the Amended Note plus any costs of sale of the shares or collection of the proceeds, there can be no assurance that a future sale will occur, nor that the Company will receive any proceeds following the sale of the shares.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS' OR PLAN OF OPERATIONS

The following discussions should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (March 31, June 30, and September 30). The following discussions contain forward-looking statements. Please see Cautionary Statement Regarding Forward-Looking Statements and Risk Factors for a discussion of uncertainties, risks and assumptions associated with these statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. CT Holdings Enterprises, Inc. ("CT Holdings" or the "Company") bases these forward-looking statements on its expectations and projections about future events, which CT Holdings has derived from the information currently available to it. In addition, from time to time, CT Holdings or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in CT Holdings' filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of CT Holdings' executive officers. For each of these forward-looking statements, CT Holdings claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or CT Holdings' future performance, including but not limited to:

     -    possible or assumed future results of operations;
     -    future revenue and earnings; and
     -    business and growth strategies.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to CT Holdings:

     -    the uncertainty of general business and economic conditions;
     -    the financial performance of our investments;
     -    adverse developments, outcomes and expenses in legal proceedings; and
     -    those described under Risk Factors included in this document.

Forward-looking statements are only predictions as of the date they are made and are not guarantees of performance. All forward-looking statements included in this document are based on information available to CT Holdings on the date of this Report on Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this Report on Form 10-QSB and other statements made from time to time by CT Holdings or its representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about CT Holdings including without limitation those discussed elsewhere in this Form 10-QSB under the heading Risk Factors as well as those discussed elsewhere in this Form 10-QSB, and the risks discussed in our Securities and Exchange Commission filings. Except for their ongoing obligations to disclose material information as required by the federal securities laws, CT Holdings is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report on Form 10-QSB and in other statements made from time-to-time by CT Holdings or its representatives might not occur.

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

We received a report from our independent registered public accounting firm for our year ended December 31, 2005 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at March 31, 2006 of approximately $6.1 million. We had a cash balance of $197 at March 31, 2006 and current liabilities total approximately $6.1 million. We have limited access to capital, no plans to raise capital, and we have not identified sources of capital at March 31, 2006. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO and CITN Investment Inc. ("CII"), an entity of which our CEO is an officer, director and 50% shareholder, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

We have made investments in entities that we believe may provide liquidity to the Company in the long term and we believe that Parago and River Logic may ultimately be successful. Both Parago and River Logic are privately held companies and because we hold minority interests in these companies, we have received only limited information regarding their results of operations and financial condition. We have not participated in the additional capital infusions (other than the Series A-3 preferred stock of Parago) since our initial investments and as a result, our ownership percentage in both investee companies has been significantly diluted. Our ownership in Parago consists of 25,000 shares of common stock and 28.8749 shares of Series A-3 convertible preferred stock (convertible to 2,887 shares of Parago common stock), and approximately 8% of River Logic. The carrying value of the investments in Parago and River Logic had been written down in prior periods and has no carrying value at March 31, 2006 or December 31, 2005. In May 2006, pursuant to a settlement, we exchanged the shares of Parago and River Logic for a release of obligations under the CII note.

While we believe that the performance of the investee companies to date has been as expected, there can be no assurance that we will ever achieve liquidity from these investments. In addition, there can be no assurance that our plans will be successful or what other actions may become necessary in the future. Until we are able to create liquidity from our investments through sale to a strategic investor, an initial public offering or some other liquidity transaction, we will continue to require working capital to fund operating expenses. Although we have been successful raising capital in the past, an inability to raise capital may require us to sell assets. Such actions could have a material adverse effect on our business operations and result in charges that could be material to the Company's business and results of operations. At March 31, 2006 we have not identified sources of capital nor do we have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

OUR CONVERTIBLE NOTE MAY ADVERSELY IMPACT THE COMPANY AND OUR COMMON STOCKHOLDERS OR HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

We have issued an amended and restated convertible secured promissory note (the "Note") for approximately $271,000 payable to CII, an entity owned 50% by Steven
B. Solomon, our CEO and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of our Company. Pursuant to the terms of the note and the related Loan and Security Agreement (the "Agreement"), the Note is secured by a pledge of all of our assets and the Note is convertible into approximately 240 million shares of our common stock, at the option of CII, and if the Note is repaid, CII has an option to purchase up to 71 million shares of our common stock at an exercise price of $0.01 per share. CT Holdings has the option to borrow up to $600,000 under the Agreement (at the sole discretion of CII). We have also agreed to use our best efforts to amend our certificate of incorporation or undertake a reverse stock split to permit conversion if CII elects to convert the Note. The terms of the Note and the Agreement will make it more difficult or impossible for us to raise additional funds in the future and may have a material adverse effect on us and our financial condition and results of operations. The Note is senior to our common stock on any liquidation or sale of our Company, so the Note must be paid before common stockholders would receive funds in the event of a liquidation or sale. In addition, the Note is due and payable on the earlier to occur of May 24, 2006 or demand by CII. In the event of a default by CT Holdings under the Note or Agreement or demand for payment by CII, CII could foreclose on the loans and obtain all of our assets or force us into bankruptcy, in which case our common stock would most likely be worthless. These terms and conditions could have a material adverse effect on us and our financial condition and results of operations. In May 2006, pursuant to a settlement, we exchanged the shares of Parago and River Logic for a release of obligations under the CII note.

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

In May 2002, we were successful in spinning off of Citadel Security Software Inc. ("Citadel") into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At the time of the spin-off, which was first considered in November 2001, Citadel was losing substantial amounts of money and the investee assets of CT Holdings were more valuable than the assets in Citadel. At December 31, 2005 we held investments in two companies, Parago and River Logic. The respective carrying values of the investments in Parago and River Logic were written down in prior periods and have no carrying value at March 31, 2006 or December 31, 2005 and were transferred to CII following a settlement in May 2006. See Note E to the financial statements for a description of the subsequent event. The lack of availability of private and public capital available to us has prevented us from making any additional investments and there can be no assurance that the availability of capital will improve so that we can execute our business plan.

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

OUR BUSINESS

CT Holdings Enterprises, Inc. provides management expertise and sources of capital to early stage companies. At March 31, 2006 we held investments in Parago and River Logic. In May 2006 we transferred these shares to CII pursuant to a settlement. We were incorporated in Delaware in 1992. On March 13, 2006 the Company changed its name to CT Holdings Enterprises, Inc. Our business model is designed to enable the companies in which we invest or acquire to become market leaders in their industries. Our strategy is expected to lead to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in well-positioned early stage ventures. Our goal is to realize the value of our investments for our shareholders through a subsequent liquidity event such as a spin-off, sale, merger or initial public offering of the investee companies.

At March 31, 2006 our lack of available capital has limited our ability to raise sufficient capital to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. We expect that if and when capital becomes available to us, we may continue our business development and investment activities, however there can be no assurance that any capital will be available to us. Until such time as capital becomes available the Company's business activities will be limited to reviewing investment opportunities, filing of compliance documents and defending the lawsuits disclosed in Part II, Item 1 - Legal Proceedings.

OVERVIEW OF PARAGO

We formed Parago in 1999 through the contribution of some technology assets acquired in the late 1990's during the growth period of Internet electronic commerce industry. At March 31, 2006, the Company holds 25,000 shares of Parago common stock and 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock). In February 2004, our CEO loaned us $30,000 in order for us to exercise our warrants to purchase the shares of Series A-3 convertible preferred stock, pursuant to a promissory note secured by a pledge of the preferred stock. Our CEO also elected to exercise an exchange right whereby he exchanged 5,000,000 (before a 1:1000 reverse stock split that occurred in 2001) shares of Parago, Inc. common stock for 6,000,000 shares of CT Holdings common stock. Our CEO has waived his right to receive these shares until such time as the shares become authorized. The carrying value of the investment in Parago was written down in prior periods and has no carrying value at March 31, 2006. While we believe that our initial $50,000 investment along with the $30,000 to purchase warrants in Parago, represented by 20,000 shares of common stock, 28.8749 shares of Series A-3 convertible preferred stock (convertible into 2,887 shares of Parago common stock) and an additional 5,000 shares (5,000,000 pre reverse split shares) received in February 2004 will be successful, there can be no assurance that our investment in Parago will ultimately provide an appropriate return on our investment. In May 2006 we transferred these shares to CII pursuant to a settlement.

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

The Company held an ownership interest in River Logic of approximately 8% at March 31, 2006. Since our initial investment in May 2000, River Logic has raised additional capital through the issuance of preferred stock and other equity securities. In a prior period, we wrote down the carrying value of our investment in River Logic to zero. While we believe that our investment in River Logic will be successful there can be no assurance that our investment in River Logic will ultimately provide an appropriate return on our investment. In May 2006 we transferred these shares to CII pursuant to a settlement.

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

CONSOLIDATION METHOD: Investee companies in which we directly or indirectly own more than 50% of the outstanding securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, an investee company's accounts are consolidated within our financial statements. Participation of other unrelated stockholders in the earnings or losses of a consolidated investee company would be reflected as a minority interest in consolidated financial statements. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated investee company. At March 31, 2006 and December 31, 2005, we had no investee company that qualified for this accounting method.

EQUITY METHOD: Investee companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and percentage ownership level, which is generally a 20% to 50% interest in the securities of the investee company, including our holdings in common, preferred and other convertible instruments in the investee company where we may have voting rights. Under the equity method of accounting, an investee company's accounts are not reflected within our financial statements; however, our share of the earnings or losses of the investee company is reflected in our statements of operations. At March 31, 2006 and December 31, 2005, we had no investee company qualified for this accounting method.

COST METHOD: Investee companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our statements of operations. Our investments in Parago and River Logic were accounted for using this method of accounting at March 31, 2006 and December 31, 2005. In May 2006, we transferred the shares of Parago and River Logic to CII pursuant to a settlement.

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2006 AS COMPARED WITH THE QUARTER ENDED MARCH 31, 2005

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

GENERAL AND ADMINISTRATIVE EXPENSE

During the three months ended March 31, 2006 general and administrative expenses were $73,665 representing a increase of $39,827 or 118% over the $33,838 of general and administrative expenses recorded for the three months ended March 31, 2005. The increase is primarily due to higher legal fees in first quarter 2006 compared to first quarter 2005.

LITIGATION ACCRUAL

On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The Company has accrued for the amount of the partial summary judgment plus interest of approximately $1,473,197 and $1,404,590 as of March 31, 2006 and December 31, 2005, respectively. Interest expense of approximately $68,607 was accrued in both the first quarter of 2006 and 2005, respectively. The Company appealed the final judgment, although the appellate court affirmed the trial court's judgment, and the Company is assessing its alternatives and intends to vigorously defend this case.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2006 and 2005 was $243,076 and $104,975, respectively, representing interest expense on litigation accrual, advances and notes payable to officers and shareholders, the demand note payable to Citadel and the convertible note payable to CITN Investment Inc. ("CII"). Interest expense of approximately $68,607 related to the judgment entered by the court for JMA in June 2004 was recorded in both the three months ended March 31, 2006 and 2005. Interest expense also includes amortization of the beneficial conversion feature associated with the CITN Investment note and amended note which totaled approximately $161,646 and $25,000 for the three months ended March 31, 2006 and 2005, respectively. The remaining interest expense is associated with the advances and the notes payable and was approximately $12,823 in first quarter 2006 versus approximately $11,368 for first quarter 2005.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent registered public accounting firm for our year ended December 31, 2005 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at March 31, 2006 of approximately $6.1 million. We had a cash balance of $197 at March 31, 2006 and current liabilities total approximately $6.1 million. We have limited access to capital, no plans to raise capital and we have not identified sources of capital at March 31, 2006. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO, and CII however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at March 31, 2006 to raise additional capital to invest in new business opportunities. To do so we estimate that we will need to raise up to $6.1 million to settle recorded liabilities at March 31, 2006 after which we may then need to raise additional funds to support our incubator and business development activities. However there can be no assurance that we will raise additional funds needed to settle our liabilities.

There can be no assurance that management's plans will be successful or what other actions may become necessary. There can be no assurance that the Company will ever achieve liquidity for its investments. Until we are able to create liquidity from an additional inflow of new capital or from our investments through sale to a strategic investor, an initial public offering or some other financing transaction, we will continue to require external sources of working capital to fund our operating expenses. Our inability to raise capital could have a material adverse effect on our business and operations that could be material to our results of operations.

Cash Used in Operating Activities

The net cash used in operating activities was approximately $0 for the three months ended March 31, 2006 resulting from a net loss of $316,741 offset by non-cash amortization of deferred debt discount of $161,646 recorded as interest expense, a non-cash interest accrual on the litigation judgment of $68,607 plus a change in operating liabilities of $86,488.

For the three months ended March 31, 2005 the net cash used in operating activities was approximately $3,841. This is the result of a net loss of $138,813 for the three months ended March 31, 2005 and non-cash adjustments for the amortization of debt discount of $25,000 recorded as interest expense and an accrual for interest related to litigation of $68,607 and an increase in operating liabilities of $41,365.

CONTRACTUAL OBLIGATIONS

At March 31, 2006 we have a note payable to CII of $271,148 secured by all the assets of the Company, a demand note payable to Citadel of $225,000 plus accrued interest of approximately $84,000, and a $9,000 unsecured note payable plus accrued interest of approximately $6,500 to a shareholder which is in default at March 31, 2006. In May 2006, we were released from our obligations under the CII note, pursuant to a settlement with CII exchanging the shares of Parago and River Logic for the release. There are no other long-term debt obligations, capital lease obligations, operating lease obligations or long-term capital purchase commitments. However at March 31, 2006 we have accrued for payments to Citadel under the transition services agreement and demand note payable, none of which may be paid until such time as the Company has sufficient cash to pay these obligations.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the three months ended March 31, 2006, the period covered by the Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

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

Following mediation in July 2000, the Company entered into a settlement term sheet, to attempt to resolve the disputes between it and JMA, pursuant to which the Company and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of the Company's common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of both parties. However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but on June 9, 2004 the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The $3,000,000 judgment as well as the interest from October 2000 through March 31, 2006 of $1,473,197 has been accrued. The Company has appealed the final judgment, and the appellate court affirmed the trial court's decision. The Company intends to vigorously defend this case.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. ("Meyers") filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, Citadel Security Software, Inc. (Citadel) including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the "Individual Defendants"). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the "Judgment"). The suit alleges that CT Holdings' May 2002 spin-off of its interests in Citadel to CT Holdings' shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings' creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys' fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. Currently the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability for this suit at March 31, 2006.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At March 31, 2006 and December 31, 2005, the Company was in default on the following indebtedness:

     - $9,000, an 8% note payable to shareholder. The note continues to bear interest at 8% with accrued interest at March 31, 2006 of $6,545.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                    DESCRIPTION
-------  -----------------------------------------------------------------------------
10.1     Release dated May 22, 2006 between the Company and CITN Investments, Inc.

31.1     Certification of Principal Executive Officer, filed herewith.

31.2     Certification of Principal Financial Officer, filed herewith.

32       Certification of Chief Executive Officer and Chief Financial Officer Pursuant
         to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2006              CT HOLDINGS ENTERPRISES, INC.

                                  By:/s/ STEVEN B. SOLOMON
                                  ----------------------------------------------
                                  Steven B. Solomon, President and
                                  Chief Executive Officer
                                  (Duly Authorized Signatory and Principal
                                  Executive Officer)


                                  By:/s/ RICHARD CONNELLY
                                  ----------------------------------------------
                                  Richard Connelly, Chief Financial Officer
                                  (Duly Authorized Signatory and Principal
                                  Accounting and Financial Officer)