Form 10QSB
period 2006-06-30
CT HOLDINGS ENTERPRISES INC
filed 2006-08-21
CIK 752789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Class                                             Outstanding at August 18, 2006

Common Stock, Par value $.01 per share                     58,545,928

Transitional Small Business Disclosure Format  Yes  [ ]  No  [X]

                                  CT HOLDINGS ENTERPRISES, INC.
                                          FORM 10-QSB
                                        QUARTERLY REPORT
                                  FOR THE QUATERLY PERIOD ENDED
                                          JUNE 30, 2006

                                                                                       Page
Table of Contents
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements                                                          3

                 Unaudited Balance Sheets as of June 30, 2006 and December 31, 2005       3

                 Unaudited Statements of Operations for the three and six months
                   ended June 30, 2006 and 2005                                           4

                 Unaudited Statements of Cash Flows for the six months
                   ended June 30, 2006 and 2005                                           5

                 Notes to Unaudited Interim Financial Statements                          6

Item 2.     Management's Discussion and Analysis or Plan of Operation                    11

Item 3.     Controls and Procedures                                                      21

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                            22

Item 3.     Defaults Upon Senior Securities                                              23

Item 6.     Exhibits and Reports on Form 8-K                                             23

Signatures                                                                               24

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                       CT HOLDINGS ENTERPRISES, INC.
                                         UNAUDITED BALANCE SHEETS


                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2006            2005
                                                                             -------------  --------------
                                    ASSETS
                                    ------

CURRENT ASSETS
  Cash                                                                       $        197   $         197
                                                                             -------------  --------------

  TOTAL ASSETS                                                               $        197   $         197
                                                                             =============  ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $    470,214   $     387,654
  Convertible secured note payable to related party including accrued interest of $772 and net of deferred debt discount of $250,290 at
    December 31, 2005                                                                   -          21,630
  Demand note payable to Citadel including accrued interest of
    $90,616 and $76,784                                                           315,616         301,784
  Payable to Citadel                                                              670,000         650,000
  Advance from an officer                                                          20,000               -
  Note payable to shareholder including accrued interest of
    $6,958 and $6,128                                                              15,958          15,128
  Accrual for litigation including accrued interest of $1,542,541 and
    $1,404,590                                                                  4,542,541       4,404,590
                                                                             -------------  --------------
  Total current liabilities                                                     6,034,329       5,780,786

COMMITMENTS AND CONTINGENCIES

Preferred stock, $0.01 stated value per share; 1,000,000 shares authorized;
  no shares issued or outstanding                                                       -               -
Common stock, $.01 par value per share; 60,000,000 shares authorized;
  58,545,928 shares issued and outstanding                                        585,460         585,460
Common stock pending issuance                                                     600,000         600,000
Additional paid-in capital                                                     57,661,749      57,661,749
Accumulated deficit                                                           (64,881,341)    (64,627,798)
                                                                             -------------  --------------
Total stockholders' deficit                                                    (6,034,132)     (5,780,589)
                                                                             -------------  --------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $        197   $         197
                                                                             =============  ==============

The accompanying notes are an integral part of these financial statements.

                                            CT HOLDINGS ENTERPRISES, INC.
                                         UNAUDITED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                       2006             2005             2006             2005
                                                  ---------------  ---------------  ---------------  ---------------
Revenue                                           $            -   $            -   $            -   $            -

General and administrative expense                        48,895           70,948          122,560          104,786
Interest expense                                         168,266          106,080          411,342          211,055
Debt settlement gain                                    (280,359)               -         (280,359)               -
                                                  ---------------  ---------------  ---------------  ---------------

Income (loss) before income taxes                         63,198         (177,028)        (253,543)        (315,841)
Provision for income taxes                                     -                -                -                -
                                                  ---------------  ---------------  ---------------  ---------------
Net income (loss)                                 $       63,198   $     (177,028)  $     (253,543)  $     (315,841)
                                                  ===============  ===============  ===============  ===============
Net income (loss) per share - basic and diluted   $         0.00   $         0.00   $         0.00   $         0.00
                                                  ===============  ===============  ===============  ===============
Weighted average common shares outstanding
    - basic and diluted                               67,245,928       67,245,928       67,245,928       67,245,928
                                                  ===============  ===============  ===============  ===============

The accompanying notes are an integral part of these financial statements.

                              CT HOLDINGS ENTERPRISES, INC.
                            UNAUDITED STATEMENTS OF CASH FLOWS

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,

                                                                   2006          2005
                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $  (253,543)  $  (315,841)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Debt forgiveness gain                                       (280,359)
      Amortization of deferred debt discount                       250,290        50,000
      Accrual for litigation and related interest                  137,951       137,951
      Changes in operating assets and liabilities:
        Accounts payable and accrued expenses                      125,661        67,919
        Payable to Citadel                                          20,000        45,000
                                                               ------------  ------------
  NET CASH USED IN OPERATING ACTIVITIES                                  -       (14,971)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances and notes payable to related parties            -        11,000
                                                               ------------  ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                              -        11,000

Net change in cash                                                       -        (3,971)

  Cash and cash equivalents at the beginning of the period             197         4,168
                                                               ------------  ------------
  Cash and cash equivalents at the end of the period           $       197   $       197
                                                               ============  ============

Supplemental cash flow information:

Non-cash financing items:
  Payment of liability by officer recorded as an advance       $    20,000   $         -
                                                               ============  ============

The accompanying notes are an integral part of these financial statements.

CT HOLDINGS ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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

At December 31, 2005 the Company held investments in two companies, Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic"). On May 22, 2006 the Company and CITN Investment Inc. ("CII"), an affiliate of the Company's CEO, entered into a settlement, pursuant to which CII agreed to release the Company from indebtedness and accrued interest under the Amended Note of $271,148 plus accrued interest of $9,211 through May 22, 2006, in exchange for the delivery to CII of the shares of Parago and River Logic owned by the Company. The carrying value of these shares was zero at the settlement date as the investments had been written off in prior periods due to continuing operating losses, lack of cash flows generated from the investments and other factors. The Company; therefore, has recorded a $280,359 gain on debt settlement for the three and six months ended June 30, 2006. CII has agreed to return to the Company the excess, if any, of the proceeds realized from a future sale of the shares over the amounts owed at May 22, 2006 under the Amended Note plus any costs related to the sale of the shares or collection of the proceeds. While CII has agreed to return the excess, if any, of the proceeds realized from a future sale of the shares over amounts owed under the Amended Note plus any costs of sale of the shares or collection of the proceeds, there can be no assurance that a future sale will occur, nor that the Company will receive any proceeds following the sale of the shares.

Liquidity

The Company has incurred recurring operating losses and has a significant stockholders' deficit at June 30, 2006 of approximately $6 million. At June 30, 2006 there is a cash balance of $197 and current liabilities total approximately $6 million. The Company has limited access to capital at June 30, 2006, no plans to raise capital, and management has not identified sources of capital at June 30, 2006. Past funding needs of the business have been provided by financings through notes payable, cash advances and additional investments from related parties, including the Company's CEO and CII, an affiliate of the Company's CEO, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

The Company will continue to require working capital to fund operating expenses. At June 30, 2006 the Company has not identified sources of capital nor does the Company have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

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

Net Income/Loss per Common Share

Basic net income/loss per common share is computed by dividing net income/loss to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Included in the weighted average number of common shares outstanding for the three and six months ended June 30, 2006 and 2005 are 2,700,000 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock and 6,000,000 shares that would have been issued to the Company's CEO when he exercised his right to exchange Parago shares for CT Holdings' shares if the Company had the available authorized shares. These shares have been included in the computation from the dates that they would have been issued. The effect of stock options for 2,917,500 shares of common stock outstanding at June 30, 2006 and 2005, have been excluded from the weighted average shares computations as they are antidilutive. At June 30, 2006 and 2005, the Company does not have any outstanding stock options or warrants that have an exercise price below market value.

Stock-Based Compensation

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No.
123. All awards outstanding at June 30, 2006 had been fully vested in periods prior to the first quarter of 2006 and therefore, the financial statements do not reflect any compensation expense related to stock-based compensation.

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

If the Company had recognized compensation expense in accordance with SFAS Nos. 123R for the three and six months ended June 30, 2005, the pro forma effect on net loss would not have differed from reported net loss.

NOTE B - NOTES PAYABLE TO SHARHOLDERS

The Company has presented $600,000 as "Common stock pending issuance", a separate component of Stockholders' Deficit at June 30, 2006 and December 31, 2005. This represents 2,700,000 shares of CT Holdings that were to be issued upon the conversion of a note payable to a shareholder in 2003. Due to the lack of available authorized shares, the shareholder has waived his right to receive these shares until such time as the shares become authorized.

The Company has a note payable which was originally due June 30, 2002 for $9,000 to a shareholder which was in default at June 30, 2006 and December 31, 2005 and because it is in default, bears interest at 18% per annum. Accrued interest on the note payable was $6,958 and $6,128 at June 30, 2006 and December 31, 2005, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

On May 24, 2004, the Company was advanced $200,000 by CII pursuant to a loan agreement and evidenced by a Secured Convertible Promissory Note (the "Note"). In December 2005, the Company and CII entered into an Amended and Restated Secured Convertible Promissory Note (the "Amended Note"). Pursuant to the Amended Note, the principal was increased to $271,148 resulting from the combination of the principal and accrued interest from the original note with CII and advances of $43,800 plus accrued interest of $1,222 through the issue date of the Amended Note. The Amended Note accrued interest at 8% per annum, was due the earlier of May 24, 2006 or demand by CII.

The conversion price of the Amended Note of approximately $0.00113 per share was below the fair value per share of the common stock at the date the note was issued. Accordingly, the Company recorded the fair value of the beneficial conversion feature of the note payable of $271,148 as debt discount. The debt discount was amortized over the life of the Amended Note and charges of $88,646 and $25,000, and $250,290 and $50,000, were recorded as interest expense during the three and six months ended June 30, 2006 and 2005, respectively. The Amended Note was recorded net of deferred debt discount of $250,290 at December 31, 2005.

On May 22, 2006 the Company and CII entered into a settlement, pursuant to which CII agreed to release the Company from indebtedness and accrued interest under the Amended Note of $271,148 plus accrued interest of $9,211 through May 22, 2006, in exchange for the delivery to CII of the shares of Parago and River Logic owned by the Company. The Company recorded a debt forgiveness gain in the amount of $280,359 during the three and six months ended June 30, 2006 related to this transaction. CII has agreed to return to the Company the excess, if any, of the proceeds realized from a future sale of the shares over the amounts owed at May 22, 2006 under the Amended Note plus any costs related to the sale of the shares or collection of the proceeds. While CII has agreed to return the excess, if any, of the proceeds realized from a future sale of the shares over amounts owed under the Amended Note plus any costs of sale of the shares or collection of the proceeds, there can be no assurance that a future sale will occur, nor that the Company will receive any proceeds following the sale of the shares.

On May 24, 2006 the CEO advanced the Company $20,000 which is presented on the balance sheet at June 30, 2006 as an advance from an officer.

In April 2003, CT Holdings obtained $225,000 from Citadel to pay a legal settlement for an unsecured Note Payable to Citadel due on demand and bearing interest at 12% per year. The accrued interest on the note payable at June 30, 2006 and December 31, 2005, was $90,616 and $76,784, respectively.

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

Pursuant to the terms of the transition services agreement with Citadel Security Software Inc., ("Citadel") the Company has agreed to pay Citadel $10,000 per quarter (reduced in July 2005 from $7,500 per month) for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. The Company has a liability recorded for $670,000 and $650,000 for amounts payable to Citadel under this agreement at June 30, 2006 and December 31, 2005, respectively. The transition services agreement expired in May 2006. Currently, Citadel provides services to CT Holdings on a month-to-month basis.

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

However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but on June 9, 2004 the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The judgment of $3,000,000 as well as the interest from October 2000 through June 30, 2006 of $1,542,541 has been accrued. The Company appealed the final judgment but the appellate court affirmed the trial court's decision. The Company is assessing its alternatives and intends to vigorously defend this case.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. ("Meyers") filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, Citadel Security Software, Inc. (Citadel) including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the "Individual Defendants"). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the "Judgment"). The suit alleges that CT Holdings' May 2002 spin-off of its interests in Citadel to CT Holdings' shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings' creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys' fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. Currently the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability for this suit at June 30, 2006.

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

We received a report from our independent registered public accounting firm for our year ended December 31, 2005 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at June 30, 2006 of approximately $6 million. We had a cash balance of $197 at June 30, 2006 and current liabilities total approximately $6 million. We have limited access to capital, no plans to raise capital, and we have not identified sources of capital at June 30, 2006. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO and CITN Investment Inc. ("CII"), an entity of which our CEO is an officer, director and 50% shareholder, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

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

In May 2002, we were successful in spinning off of Citadel Security Software Inc. ("Citadel") into a standalone company through the pro-rata dividend distribution of Citadel common stock to shareholders of CT Holdings. At the time of the spin-off, which was first considered in November 2001, Citadel was losing substantial amounts of money and the investee assets of CT Holdings were more valuable than the assets in Citadel. At December 31, 2005 we held investments in two companies, Parago and River Logic. The respective carrying values of the investments in Parago and River Logic were written down in prior periods and have no carrying value at June 30, 2006 or December 31, 2005 and were transferred to CII following a settlement in May 2006. See Note E to the financial statements for a description of the subsequent event. The lack of availability of private and public capital available to us has prevented us from making any additional investments and there can be no assurance that the availability of capital will improve so that we can execute our business plan.

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

IF WE LOSE THE SERVICES OF CITADEL, OUR BUSINESS WILL SUFFER.

We are dependent on the services provided by employees of Citadel. Our business would be negatively impacted if we were to lose the availability of these services.

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

At June 30, 2006 our lack of available capital has limited our ability to raise sufficient capital to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. We expect that if and when capital becomes available to us, we may continue our business development and investment activities, however there can be no assurance that any capital will be available to us. Until such time as capital becomes available the Company's business activities will be limited to reviewing investment opportunities, filing of compliance documents and defending the lawsuits disclosed in Part II, Item 1 - Legal Proceedings.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

Our operations consist of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies, in which we might invest, as well as legal defense costs and costs associated with SEC reporting. We do not generate any direct revenue and because our investee companies are not consolidated, we do not report revenue from investee businesses.

GENERAL AND ADMINISTRATIVE EXPENSE

During the three and six months ended June 30, 2006, general and administrative ('G&A") expenses were $48,895 and $122,560, respectively, compared to G&A expenses of $70,948 and $104,786 for the three and six months ended June 30, 2005. The $22,053, or 31%, decrease in G&A expense for second quarter 2006 compared to second quarter 2005 is primarily due to a decline in legal fees in the second quarter of 2006. The $17,774, or 17%, increase in G&A expense for the six months ended June 30, 2006 compared to the same period in 2005 is primarily due to higher investor relations fees and higher legal fees in the six months ended June 30, 2006.

LITIGATION ACCRUAL

On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The Company has accrued for the amount of the partial summary judgment plus interest of $1,542,541 and $1,404,590 as of June 30, 2006 and December 31, 2005, respectively. Interest expense of $69,344 was accrued in both the three months ended June 30, 2006 and 2005, respectively. Interest expense of $137,951 was accrued in both the first six months of 2006 and 2005, respectively. The Company appealed the final judgment, although the appellate court affirmed the trial court's judgment, and the Company is assessing its alternatives and intends to vigorously defend this case.

DEBT SETTLEMENT GAIN

On May 22, 2006 the Company and CII, an affiliate of the Company's CEO, entered into a settlement, pursuant to which CII agreed to release the Company from indebtedness and accrued interest under the Amended Note of $271,148 plus accrued interest of $9,211 through May 22, 2006, in exchange for the delivery to CII of the shares or Parago and River Logic owned by the Company. The carrying value of these shares was zero at the settlement date as the investments had been written off in prior periods due to continuing operating losses, lack of cash flows generated from the investments and other factors. The Company; therefore, has recoded a $280,359 gain on debt settlement for the three and six months ended June 30, 2006.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2006 was $168,266 and $411,342, respectively, representing interest expense on litigation accrual, advances and notes payable to officers and shareholders, the demand note payable to Citadel and the convertible note payable to CITN Investment Inc. ("CII"). Interest expense of $69,344 and $137,951 related to the judgment entered by the court for JMA in June 2004 was recorded in the three and six months ended June 30, 2006, respectively. Interest expense also includes amortization of the beneficial conversion feature associated with the CII note and amended note which totaled $88,646 and $250,290 for the three and six months ended June 30, 2006, respectively. The remaining interest expense is associated with the advances and the notes payable and was $10,276 and $23,101 in the three and six months ended June 30, 2006, respectively.

Interest expense for the three and six months ended June 30, 2005 was $106,080 and $211,055, respectively, representing interest expense on litigation accrual, advances and notes payable to officers and shareholders, the demand note payable to Citadel and the convertible note payable to CII. Interest expense of $69,344 and $137,951 related to the judgment entered by the court for JMA in June 2004 was recorded in the three and six months ended June 30, 2005, respectively. Interest expense also includes amortization of the beneficial conversion feature associated with the CII note and amended note which totaled $25,000 and $50,000 for the three and six months ended June 30, 2005, respectively. The remaining interest expense is associated with the advances and the notes payable and was $11,369 and $22,860 in the three and six months ended June 30, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent registered public accounting firm for our year ended December 31, 2005 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at June 30, 2006 of approximately $6 million. We had a cash balance of $197 at June 30, 2006 and current liabilities total approximately $6 million. We have limited access to capital, no plans to raise capital and we have not identified sources of capital at June 30, 2006. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO, and CII however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. We have no plans at June 30, 2006 to raise additional capital to invest in new business opportunities. To do so we estimate that we will need to raise up to $6 million to settle recorded liabilities at June 30, 2006 after which we may then need to raise additional funds to support our incubator and business development activities. However there can be no assurance that we will raise additional funds needed to settle our liabilities.

There can be no assurance that management's plans will be successful or what other actions may become necessary. There can be no assurance that the Company will ever achieve liquidity for its investments. Until we are able to create liquidity from an additional inflow of new capital, we will continue to require external sources of working capital to fund our operating expenses. Our inability to raise capital could have a material adverse effect on our business and operations that could be material to our results of operations.

Cash Used in Operating Activities

The net cash used in operating activities was $0 for the six months ended June 30, 2006 resulting from a net loss of $253,543 plus a $280,359 gain related to the settlement of the Amended Note with CII offset by non-cash amortization of deferred debt discount of $250,290 recorded as interest expense, a non-cash interest accrual on the litigation judgment of $137,951 and a change in operating liabilities of $145,661.

For the six months ended June 30, 2005 the net cash used in operating activities was $14,971. This is the result of a net loss of $315,841 for the six months ended June 30, 2005 and non-cash adjustments for the amortization of debt discount of $50,000 recorded as interest expense and an accrual for interest related to litigation of $137,951 and an increase in operating liabilities of $112,919.

CONTRACTUAL OBLIGATIONS

At June 30, 2006 we have a demand note payable to Citadel of $225,000 plus accrued interest of approximately $91,000, and a $9,000 unsecured note payable plus accrued interest of approximately $7,000 to a shareholder which is in default at June 30, 2006. There are no other long-term debt obligations, capital lease obligations, operating lease obligations or long-term capital purchase commitments. However at June 30, 2006 we have accrued for payments to Citadel under the transition services agreement and demand note payable, none of which may be paid until such time as the Company has sufficient cash to pay these obligations.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the six months ended June 30, 2006, the period covered by the Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

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

Following mediation in July 2000, the Company entered into a settlement term sheet, to attempt to resolve the disputes between it and JMA, pursuant to which the Company and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of the Company's common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of both parties. However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but on June 9, 2004 the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The $3,000,000 judgment as well as the interest from October 2000 through June 30, 2006 of $1,542,541 has been accrued. The Company has appealed the final judgment, and the appellate court affirmed the trial court's decision. The Company intends to vigorously defend this case.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. ("Meyers") filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, Citadel Security Software, Inc. (Citadel) including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the "Individual Defendants"). The suit alleges that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the "Judgment"). The suit alleges that CT Holdings' May 2002 spin-off of its interests in Citadel to CT Holdings' shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings' creditors, including Meyers. The suit asserts fraudulent conveyance claims against Citadel and CT Holdings pursuant to Delaware statutory and common law. The suit also asserts a claim against Citadel for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively to hold Citadel liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys' fees and costs. The Company believes that this suit is without merit and intends to vigorously defend this action. The ultimate outcome is not currently predictable. Currently the Company is unable to estimate the ultimate liability, if any, related to this suit, and therefore has not recorded a liability for this suit at June 30, 2006.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At June 30, 2006 and December 31, 2005, the Company was in default on the following indebtedness:

     - $9,000, an 8% note payable to shareholder. The note continues to bear interest at 8% with accrued interest at June 30, 2006 of $6,958.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                             DESCRIPTION
-------  --------------------------------------------------------------------------------------------------------
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

Date: August 21, 2006                   CT HOLDINGS ENTERPRISES, INC.

                                        By:/s/ STEVEN B. SOLOMON
                                        ----------------------------------------
                                        Steven B. Solomon, President and Chief
                                        Executive Officer (Duly Authorized
                                        Signatory and Principal Executive
                                        Officer)


                                        By:/s/ RICHARD CONNELLY
                                        ----------------------------------------
                                        Richard Connelly, Chief Financial
                                        Officer (Duly Authorized Signatory and
                                        Principal Accounting and Financial
                                        Officer)