Form 10KSB
period 2006-12-31
CT HOLDINGS ENTERPRISES INC
filed 2007-04-02
CIK 752789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $714,618 at March 29, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,335,963 shares of common stock as of March 29, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   CT HOLDINGS ENTERPRISES, INC.
                                            FORM 10-KSB
                                           ANNUAL REPORT
                                     FOR THE FISCAL YEAR ENDED
                                         DECEMBER 31, 2006
                                         TABLE OF CONTENTS

PART I
Item 1.     Description of Business                                                     4

Item 2.     Description of Property                                                     8

Item 3.     Legal Proceedings                                                           9

Item 4.     Submission of Matters to a Vote of Security Holders                        10

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                   10

Item 6.     Management's Discussion and Analysis or Plan of Operation                  12

Item 7.     Financial Statements                                                       16

Item 8.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                               16

Item 8A.    Control and Procedures                                                     16

Item 8B.    Other Information                                                          16

PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons
                and Corporate Governance; Compliance with
                Section 16(a) of the Exchange Act                                      17

Item 10.    Executive Compensation                                                     19

Item 11.    Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                                        21

Item 12.    Certain Relationships and Related Transactions, and Director
                Independence                                                           22

Item 13.    Exhibits                                                                   25

Item 14.    Principal Accountant Fees and Services                                     23

Signatures                                                                             25

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF CT HOLDINGS

Since 1996 CT Holdings has provided management expertise including consulting on operations, marketing and strategic planning and has been a source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. On March 13, 2006 the Company changed its name to CT Holdings Enterprises, Inc. The business model was designed to enable the companies with whom the Company acquires or invests to become successful in their industries. Our business strategy since 1996 has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal has been to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger, spin-off or initial public offering of the investee companies. However, our business model is constrained by our lack of capital. At December 31, 2006 the Company does not hold any investments and does not have any products or services, customers or revenue, and the Company has no other lines of business.

Liquidity

Although the Company has a significant gain for the year ended December 31, 2006, historically the Company has incurred recurring operating losses and has a significant stockholders' deficit at December 31, 2006 of approximately $456,000. At December 31, 2006 we had a cash balance of $197 and current liabilities total approximately $456,000. We have limited access to capital, no plans to raise capital and management has not identified sources of capital from unrelated third parties. Past funding needs of the business have been provided by financings through notes payable, cash advances and additional investments from related parties, including the Company's CEO and CITN Investment Inc. ("CII"), an affiliate of the Company's CEO, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. The Company will continue to require working capital to fund operating expenses. The Company has explored investment and funding alternatives but at December 31, 2006 the Company had not identified any investments that would provide the ability to raise capital, nor did the Company have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

On February 14, 2007 our shareholders approved a proposal to amend the Company's Certificate of Incorporation to combine shares of the Company's common stock to effect a one for 70 reverse stock split. A 1 for 70 reverse stock split would make available sufficient authorized shares of common stock to settle commitments to issue shares and to potentially facilitate a corporate transaction such as a merger or financing. Corporate transactions of this nature could improve liquidity, however there can be no assurance that the Company will enter into any corporate transaction to improve liquidity.

EMPLOYEES

As of December 31, 2006 and 2005, CT Holdings had no employees. The CEO and CFO of the Company have not been compensated in cash for the performance of their responsibilities as officers of the Company.

GOVERNMENT REGULATION

Government regulation has not had a material effect on the conduct of our business to date.

ACCOUNTANT'S REPORT

We have received a report from our independent registered public accounting firm for our year ended December 31, 2006 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern. Although we have a significant gain for the year ended December 31, 2006, we have a history of recurring operating losses and have a significant working capital deficiency at December 31, 2006. Please see Management's Discussion and Analysis - Liquidity and Capital Resources, Risk Factors and Note A to our financial statements for discussions of some of the conditions that could impact our ability to continue operations under the current business conditions.

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

We have received a report from our independent registered public accounting firm for our year ended December 31, 2006 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern. Although we have a significant gain for the year ended December 31, 2006, we have a history of recurring operating losses and have a significant working capital deficiency at December 31, 2006 of approximately $456,000. We had a cash balance of $197 at December 31, 2006 and current liabilities total approximately $456,000. We have limited access to capital, no plans to raise capital, and we have not identified sources of capital at December 31, 2006. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO and CII, an entity of which our CEO is an officer, director and 50% shareholder, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

OUR CEO AND HIS AFFILIATES CONTROL A MAJORITY OF OUR VOTING SHARES.

On February 14, 2007 our shareholders approved a proposal to amend the Company's Certificate of Incorporation to combine shares of the Company's common stock to effect a one for 70 reverse stock split. A 1 for 70 reverse stock split would make available sufficient authorized shares of common stock to settle commitments to issue shares and to potentially facilitate a corporate transaction such as a merger or financing. Following the revers stock split and the issuance of shares that we were previously unable to issue due to the limited number of authorized shares, our CEO and his affiliates control a majority of the voting power of our common stock and may effect corporate transactions even if our other shareholders are opposed to such transactions. Corporate transactions of this nature could improve liquidity, however there can be no assurance that the Company will enter into any corporate transaction to improve liquidity.

OUR BUSINESS FOCUS IS THE DEVELOPMENT AND ACQUISITION OF EARLY STAGE COMPANIES; HENCE, WE WILL ENCOUNTER NUMEROUS RISKS ASSOCIATED WITH OUR BUSINESS FOCUS AND OUR PRIOR OPERATING HISTORY MAY NOT BE A MEANINGFUL GUIDE TO EVALUATING OUR FUTURE PERFORMANCE.

Our business model has been designed to enable the companies in whom we invest or acquire to become market leaders in their industries. Our strategy over the years has led to the development, acquisition and operation of technology based businesses with strong business models and compelling valuations. We believe that the anticipated growth in technology creates strong opportunities for us to increase shareholder value by investing in early stage ventures well positioned for growth in their respective marketplaces. Our business strategy seeks to increase the value of each investee by providing management, marketing and financial expertise along with financial capital and then realize this new value through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies. However, the impact of any advice and expertise may be limited due to a lack of a significant ownership percentage in any of our investees and the lack of available capital.

At December 31, 2005 we held investments in two companies, Parago and River Logic. The respective carrying values of the investments in Parago and River Logic were written down in prior periods and had no carrying value at December 31, 2005. These investments were transferred to CII following a settlement of a note payable in May 2006. See Note E to the financial statements for a description of the transaction. The lack of availability of private and public capital available to us has prevented us from making any additional investments and there can be no assurance that the availability of capital will improve so that we can execute our business plan.

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

CT HOLDINGS HAS BEEN UNABLE TO OPERATE PROFITABLY.

Historically, businesses and technologies in which we have invested were not controlled by us and as such we have been unable to rely on the investee company businesses for a source of cash flow, earnings, assets or capital. There can be no assurance that CT Holdings will be able to successfully put in place the financial, administrative and managerial structure necessary to continue to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.

WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER OTHER ADVERSE CONSEQUENCES IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY.

We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940. Some of our contemplated equity investments in other businesses may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or Securities and Exchange Commission safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in some businesses or issuing our securities and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voided, and a court-appointed receiver could take control of us and liquidate our business. Following the dividend distribution of our ownership in Citadel Security Software Inc. in May 2002, we may be deemed to be an investment company unless we qualify for a safe harbor within the time permitted under the 1940 Act.

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

OUR STOCK IS TRADED IN THE OVER THE COUNTER MARKET.

Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is generally considered to be a less efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result. The OTC Bulletin Board requires that listed companies remain current in their filings with the Securities and Exchange Commission. If we are unable to remain current in our SEC filings, due to lack of funds or personnel or otherwise, we could be delisted from the OTC Bulletin Board, and our stock would trade, if at all, on the pink sheets.

MEMBERS OF OUR BOARD OF DIRECTORS MAY HAVE INTERCOMPANY CONFLICTS OF INTEREST AFTER OUR SPIN-OFF.

Members of the board of directors and management of CT Holdings own shares of both CDSS Wind Down Inc. ("CDSS"), formerly known as Citadel Security Software Inc., and CT Holdings common stock. Following the spin-off, three of the four directors of CT Holdings became directors of CDSS, and the Chief Executive Officer and Chief Financial Officer of CT Holdings also serve as Chief Executive Officer and Chief Financial Officer of CDSS. The assets of CDSS were sold in December 2006 and since the sale CDSS has been in the process of settling liabilities and winding down its remaining operations prior to its liquidation. These relationships could create, or appear to create, potential conflicts of interest when our directors and executives are faced with decisions that could have different implications for CDSS and CT Holdings. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of CT Holdings.

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

CHANGES IN TAX LAWS OR UNANTICIPATED TAX ASSESSMENTS COULD AFFECT OUR FUTURE FINANCIAL RESULTS.

Future changes in tax laws or their interpretation and application, tax rates or the results of tax examinations could favorably or unfavorably affect the valuation of our deferred tax assets and liabilities. In addition, we are subject to the examination of our income, franchise, sales and use, property and other tax returns by federal, state and local tax authorities. We routinely assess the likelihood of adverse outcomes that may result from an examination of our tax returns to determine the adequacy of any provisions for taxes and the valuation of our deferred tax assets and liabilities. There can be no assurance that the outcomes from any future examinations by taxing jurisdictions will not have an adverse effect on our operating results, cash flow and financial condition of the Company.

CANCELLATION OF CERTAIN AGREEMENTS WITH CDSS AS A RESULT OF THE SALE OF SUBSTANTIALLY ALL OF THE ASSETS OF CDSS IN DECEMBER 2006 COULD REQUIRE US TO INCUR HIGHER COSTS AND CASH OUTLAYS.

In May 2002, we entered into several agreements with CDSS to define our ongoing relationship after the spin-off distribution and to allocate tax and other specified liabilities and obligations arising from periods prior to the distribution date. We entered into these agreements prior to the distribution while CDSS was a wholly owned subsidiary of CT Holdings. As a condition of the sale of the assets of CDSS in December 2006 these agreements were terminated.

CT Holdings and CDSS had entered into a transition services agreement with CT Holdings. This agreement provides that CT Holdings and CDSS will provide each other services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where CT Holdings and CDSS may need transitional assistance and support. The cancellation of this agreement means that CT Holdings will need to obtain other sources of these services for which the cost of such services may greater than the $10,000 per quarter fee that CT Holdings was charged by CDSS. In addition due to the lack of access to cash CT Holdings may not be able to obtain these services.

In addition, CT Holdings and CDSS entered into a tax disaffiliation agreement which set out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution Date and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. Under the tax disaffiliation agreement, CDSS would have indemnified CT Holdings for all taxes and liabilities incurred as a result of CDSS's or an affiliate's post-distribution action or omission contributing to an Internal Revenue Service determination that the distribution was not tax-free. CT Holdings would have indemnified CDSS for all taxes and liabilities incurred solely because CT Holdings or an affiliate's post-distribution action or omission contributes to an Internal Revenue Service determination that the distribution was not tax-free. If the Internal Revenue Service determined that the distribution was not tax-free for any other reason, CT Holdings and CDSS would have indemnified each other against all taxes and liabilities pro rata based on relative values as of the distribution date. Also, CDSS would have indemnified CT Holdings against any taxes resulting from any internal realignment undertaken to facilitate the distribution on or before the distribution date. Upon cancellation of the tax affiliation agreement the cross indemnification provisions of this agreement were cancelled and should any of these actions arise, CT Holdings would be required to settle any tax liabilities resulting from such actions.

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

We are dependent on our key officers, including Steven B. Solomon, our Chairman and Chief Executive Officer, Richard Connelly, our Chief Financial Officer, and our directors. Our business could be negatively impacted if we were to lose the services of one or more of these persons. Richard Connelly has provided notice of his resignation, effective April 2, 2007 following the disposition of all of our assets, and our business may suffer as a result of his resignation if we are unable to obtain replacement services on acceptable terms.

ITEM 2. DESCRIPTION OF PROPERTY

CT Holdings shares office space in Dallas, Texas with CDSS and as part of an agreement, was charged an administrative fee of $10,000 per calendar quarter (reduced from $7,500 per month in July 2005), until the agreement was terminated as a condition of the sale of substantially all of the assets of CDSS in December 2006. CDSS is winding down its remaining operations and accordingly CT Holdings may be obligated to find new office space to continue to conduct its business operations. We maintain no other office locations.

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

Following mediation in July 2000, the Company entered into a settlement term sheet, to attempt to resolve the disputes between it and JMA, pursuant to which the Company and JMA agreed in principle to settle the lawsuit for an aggregate of $3 million, in a combination of $1.5 million in cash and 300,000 shares of the Company's common stock with a guaranteed value of $5 per share as of January, April and October 2001 (with respect to 100,000 of the shares for each period). The settlement was subject to execution of definitive settlement documents and approval of the boards of directors of both parties. However, the Company and JMA were unable to negotiate the final definitive settlement agreement. The case was dismissed in August 2000 without any resolution of this issue. On March 27, 2001, JMA attempted to reopen this matter, but the Court hearing the JMA lawsuit issued a Summary Order denying JMA's motion to enforce the settlement term sheet and confirmed the prior dismissal of the lawsuit. The Court further ruled that JMA would either have to bring an action on the proposed settlement or move to re-open the dismissed case. The Court stated that it did not express any view with respect to the merits of the settlement that brought about the dismissal of the case. There was no activity on the case from March 2001 through August 2001. On August 27, 2001 JMA refiled its lawsuit with a federal court in New York, and the Company filed its motion to dismiss the case because the plaintiffs lacked the required diversity jurisdiction to pursue the claims in federal court. On October 31, 2001 the case was dismissed in federal court. In December 2001, the plaintiffs refiled the lawsuit in the state court seeking to enforce the proposed settlement term sheet. The case was filed in Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings has filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments have been argued but on June 9, 2004 the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate allowed by law. The Company appealed the final judgment, and the appellate court affirmed the trial court's decision.

On April 8, 2005, Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. ("Meyers") filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, Citadel Security Software, Inc. (CDSS) including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the "Individual Defendants"). The suit alleged that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the "Judgment"). The suit alleged that CT Holdings' May 2002 spin-off of its interests in CDSS to CT Holdings' shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings' creditors, including Meyers. The suit asserts fraudulent conveyance claims against CDSS and CT Holdings pursuant to Delaware statutory and common law. The suit also asserted a claim against CDSS for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleges that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit sought to void the spin-off transaction or, alternatively, to hold CDSS liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys' fees and costs.

On August 23, 2006, CT Holdings and certain other parties entered into a Release and Settlement Agreement ("Agreement") by and among Meyers and their related parties (collectively, the "Meyers Released Parties") on the one hand and defendants CT Holdings Enterprises, Citadel Security Software Inc., Steven B. Solomon, Chris A. Economou, Lawrence Lacerte, Mark Rogers, Phillip J. Romano, Axel Sawallich, George Sharp and Gilbert Gertner (collectively "Defendants") on the other hand. The Agreement provides for the settlement of litigation filed by Meyers Associates against defendants CDSS, CT Holdings Enterprises, certain of CDSS's current and former directors and officers Steven B. Solomon, Chris E. Economou, Lawrence Lacerte, Mark Rodgers, Phillip J. Romano and Axel Sawallich in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Action") asserting various claims, and other litigation against CT Holdings and its former officers and directors (the "Actions"). Pursuant to the Agreement, Citadel Security Software agreed to pay the sum of $1,250,000 to Meyers Associates in two payments, the first payment of $250,000 upon signing of the Agreement the second payment of $1,000,000 no later than November 1, 2006. The Defendants were released by the Plaintiffs from all claims in the actions 91 days after receipt of the payments, subject to the terms and conditions of the agreement. The first payment of $250,000 was made by CDSS in August 2006 and the second payment of $1,000,000 was made by CDSS on November 1, 2006. Accordingly, the Company reversed its liability for this legal claim as the Company has been released from any further claims under this lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006. A Special Meeting of shareholders was held on February 14, 2007 to vote on a proposal to effect a reverse stock split on a one for seventy basis. The following table presents the results of the shareholder vote

                                                                      Number of Shares
                                                          -----------------------------------------
                                                            Voted       Voted              Broker
                                                             For       Against   Abstain  Non-Votes
                                                          ----------  ---------  -------  ---------
     PROPOSAL 1 - Authorization of an amendment of the
     company's certificate of incorporation to combine
     shares of the company's common stock to effect a
     one-for-seventy reverse stock split, which is to be
     effected if finally approved by the board.           49,784,721  1,137,079  125,115      None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock trades on the OTC Bulletin Board ("OTCBB") under the symbol CTHE (prior to February 2006, our stock traded under the symbol CITN). The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported by the OTCBB and displayed on its website. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. The historical high and low prices below have been adjusted for the effects of the 1 for 70 reverse stock split effective February 28, 2007.

                                        HIGH              LOW
                                        -----            -----
YEAR ENDED DECEMBER 31, 2006
          1st Quarter                   $0.84            $0.35
          2nd Quarter                    0.56             0.42
          3rd Quarter                    1.05             0.35
          4th Quarter                    1.05             0.56

YEAR ENDED DECEMBER 31, 2005
          1st Quarter                   $1.05            $0.70
          2nd Quarter                    0.77             0.42
          3rd Quarter                    1.19             0.42
          4th Quarter                    0.63             0.35

At December 31, 2006 there were approximately 752 record holders of common stock of the Company. Holders of common stock are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefore. The Company has never paid cash dividends on its common stock, and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors that the Board of Directors of the Company may consider.

We do not have a stock option plan approved by shareholders. The amounts below reflect the effect of a 1 for 70 reverse stock split approved by shareholders on February 14, 2007.

                             Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------
                                                                               Number of
                                                                              securities
                                                                          remaining available
                                                                          for future issuance
                                                                             under equity
                       Number of securities to      Weighted-average      compensation plans
                       be issued upon exercise     exercise price of          (excluding
                       of outstanding options,    outstanding options,   securities reflected
Plan category            warrants and rights      warrants and rights       in column (a))
                                 (a)                      (b)                     (c)
---------------------  ------------------------  ----------------------  ---------------------
Equity compensation
plans approved by
security holders.                         -                           -                      -

Equity compensation
plans not approved by
security holders.                    39,286 (1)  $             16.22757                      -

(1) Excludes common stock that were issued in connection with the Company's CEO exercise of a right to exchange 5,000,000 (pre 1:1000 Parago reverse stock split) shares of Parago common stock for 6,000,000 shares (85,715 shares post 1 for 70 reverse split) of CT Holdings common stock exercised in February 2004. The CEO had waived his right to receive these shares until such time as shares become authorized, and the shares were issued following the reverse split. Also excludes the fully vested option previously held by CITN Investment Inc. to purchase shares of Common Stock representing 51% of the outstanding common stock at an exercise price equal to the par value of the shares at the date of exercise, and these shares were issued following the reverse split. The options were issued under individual arrangements and were not issued pursuant to a plan.

Recent Sales of Unregistered Securities

No unregistered securities were sold by the Registrant in the prior three years.

Repurchases of Securities

The Company made no repurchases of shares during the fourth quarter of 2006.

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

At December 31, 2006 our lack of available capital has limited our ability to raise sufficient capital to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. We expect that if and when capital becomes available to us, we may continue our business development and investment activities, however there can be no assurance that any capital will be available to us. Until such time as capital becomes available the Company's business activities will be limited to reviewing investment opportunities and filing of compliance documents.

During the year ended December 31, 2006 we divested our ownership in the stock of Parago, Inc. ("Parago") and River Logic, Inc. ("River Logic") under a settlement and release of a convertible note payable to CITN Investment Inc. ("CII"), an affiliate of the Company's CEO. On May 22, 2006 the Company and CII entered into a settlement, pursuant to which CII agreed to release the Company from indebtedness and accrued interest under the Amended and Restated Secured Convertible Promissory Note (the "Amended Note") of $271,148 plus accrued interest of $9,211 through May 22, 2006, in exchange for the delivery to CII of the shares of Parago and River Logic owned by the Company. The carrying value of these shares was zero at the settlement date as the investments had been written off in prior periods due to continuing operating losses, lack of cash flows generated from the investments and other factors. The Company recorded a $280,359 gain on settlement of the debt with CII, a related party. CII has agreed to return to the Company the excess, if any, of the proceeds realized from a future sale of the shares over the amounts owed at May 22, 2006 under the Amended Note plus any costs related to the sale of the shares or collection of the proceeds. While CII has agreed to return the excess, if any, of the proceeds realized from a future sale of the shares over amounts owed under the Amended Note plus any costs of sale of the shares or collection of the proceeds, there can be no assurance that a future sale will occur, nor that the Company will receive any proceeds following the sale of the shares. In addition CII exercised its option to purchase 51% of the Company's fully diluted shares of common stock at the par value of the common stock on the date of exercise following the reverse split.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2006 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2005

Our operations consisted of costs and expenses for providing services to our investee companies and the activities to identify additional technologies and companies in which we might invest, as well as legal defense costs and costs associated with SEC reporting. We do not generate any direct revenue and because our investee companies were not consolidated, we did not report revenue from investee businesses.

GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended December 31, 2006 general and administrative expenses were $99,185 versus $177,631 for the year ended December 31, 2005. The decrease of $78,446 or 44% from the year earlier period is primarily due to lower legal defense costs and lower management fees charged by CDSS in the respective year periods. Legal defense costs are expected to decline in future periods as a result of the settlement of the lawsuits during 2006. Management fees for services provided by CDSS will no longer be incurred as a result of the termination of the transition services agreement in December 2006. We may incur similar costs, principally accounting, legal and SEC compliance related fees, from other providers of similar services, principally accounting and information technology support, however no assurances are provided that the costs of similar services may be available at the same cost as previously incurred and may possibly be more expensive than the cost of services previously provided by CDSS.

SETTLEMENT OF LITIGATION

Since August 1998 we have been engaged in litigation with Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (collectively "Meyers"). The original lawsuit arose out of an alleged 1995 contract with a predecessor entity of the Company. Since the original lawsuit was filed, a number of court actions, motions and judgments have been prosecuted. Two lawsuits with Meyers, further described below, were being vigorously defended during the years ended December 31, 2006 and 2005. A settlement of all litigation with Meyers was reached during 2006 and is discussed below.

In December 2001, the plaintiffs refiled a lawsuit, previously dismissed by a federal court, in state court, seeking to enforce a proposed settlement term sheet executed on July 7, 2000. The case was filed in the Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments were argued but on June 9, 2004 the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate
allowed by law.   The Company appealed the final judgment, and the appellate court affirmed the trial court's decision. The $3,000,000 judgment as well as the interest from October 2000 through December 31, 2005 of $1,404,590 was accrued at December 31, 2005. We continued to accrue interest on the judgment of approximately $179,000 during the year ended December 31, 2006 until ultimate settlement of the lawsuit discussed below.

On April 8, 2005, Meyers filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, Citadel Security Software, Inc. (CDSS) including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the "Individual Defendants"). The suit alleged that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the "Judgment"). CT Holdings appealed the Judgment. The suit also alleged that CT Holdings' May 2002 spin-off of its interests in CDSS to CT Holdings' shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings' creditors, including Meyers. The suit asserted fraudulent conveyance claims against CDSS and CT Holdings pursuant to Delaware statutory and common law. The suit also asserted a claim against CDSS for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleged that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit sought to void the spin-off transaction or alternatively to hold CDSS liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys' fees and costs.

On August 23, 2006, CT Holdings and certain other parties entered into a Release and Settlement Agreement ("Agreement") by and among Meyers and their related parties (collectively, the "Meyers Released Parties") on the one hand and defendants CT Holdings Enterprises, Citadel Security Software Inc., Steven B. Solomon, Chris A. Economou, Lawrence Lacerte, Mark Rogers, Phillip J. Romano, Axel Sawallich, George Sharp and Gilbert Gertner (collectively "Defendants") on the other hand. The Agreement provides for the settlement of litigation filed by Meyers against defendants CDSS, CT Holdings Enterprises, certain of our and CDSS's current and former directors and officers, Steven B. Solomon, Chris E. Economou, Lawrence Lacerte, Mark Rodgers, Phillip J. Romano and Axel Sawallich in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Action") asserting various claims, and other litigation against CT Holdings and its former officers and directors (the "Actions"). Pursuant to the Agreement, CDSS paid the sum of $1,250,000 to Meyers Associates in two payments, the first payment of $250,000 was made upon signing of the Agreement in August 2006 and the second payment of $1,000,000 was made on November 1, 2006 in accordance with the terms of the Agreement. The Defendants were released by the Plaintiffs from all claims in the actions 91 days after receipt of the payments, subject to the terms and conditions of the agreement. Accordingly, the Company reversed the accrued liability for Meyers legal claims during 2006 in the amount of $4,583,852.

GAIN ON EXTINGUISHMENT OF DEBT

On May 22, 2006 the Company and CII, an affiliate of the Company's CEO, entered into a settlement, pursuant to which CII agreed to release the Company from indebtedness and accrued interest under the Amended Note of $271,148 plus accrued interest of $9,211 through May 22, 2006, in exchange for the delivery to CII of the shares of Parago and River Logic owned by the Company. The carrying value of these shares was zero at the settlement date as the investments had been written off in prior periods due to continuing operating losses, lack of cash flows generated from the investments and other factors. As a result of this settlement, the Company recorded a gain of $280,359 on the settlement with CII, a related party, and recognized as interest expense the unamortized amount of beneficial conversion feature related to the debt at the time of settlement of approximately $250,290.

In December 2006, we entered into an agreement with CDSS to cancel and terminate the Tax Disaffiliation Agreement and the Transition Services Agreement and released each other from all outstanding liabilities to the other. As a result of this agreement, the gain on the extinguishment of debt includes approximately $327,305 representing the release of principal and interest owed to CDSS for an unsecured demand note payable and $686,666 for the gain on the release of a non-interest bearing payable to CDSS.

INTEREST EXPENSE

Interest expense for the years ended December 31, 2006 and 2005 was $465,184 and $494,341, respectively, representing interest expense on litigation accrual, advances and notes payable to officers and shareholders, the demand note payable to CDSS and the convertible note payable to CII. Interest expense related to these items is expected to decline in future periods as a result of the settlement of the litigation and the settlement of the convertible note payable to CII.

The year 2006 includes interest expense of approximately $179,000 related to the Meyers lawsuits versus approximately $279,000 accrued in 2005. Interest expense associated with the advances and the notes payable was approximately $35,000 in 2006 versus approximately $55,000 for 2005. Interest expense also includes amortization of the beneficial conversion feature associated with the CII convertible note which totaled approximately $250,000 and $161,000 for the years ended December 31, 2006 and 2005, respectively.

OTHER INCOME

Other income for the year ended December 31, 2006 was $11,203, representing the reversal of excess accruals for a prior legal settlement.

LIQUIDITY AND CAPITAL RESOURCES

We have received a report from our independent registered public accounting firm for our year ended December 31, 2006 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern. Although we have a significant gain for the year ended December 31, 2006, we have a history of recurring operating losses and have a significant working capital deficiency at December 31, 2006 of approximately $456,000. We had a cash balance of $197 at December 31, 2006 and current liabilities total approximately $456,000. We have limited access to capital, no plans to raise capital, and we have not identified sources of capital at December 31, 2006. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO and CII, an entity of which our CEO is an officer, director and 50% shareholder and a commitment to advance up to an additional $100,000 in exchange for 250,000 shares of our common stock, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Until we are able to create liquidity through a financing, investment or some other liquidity transaction, we will continue to require working capital to fund operating expenses. At December 31, 2006 we have not identified sources of capital nor do we have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

On February 14, 2007 our shareholders approved a proposal to amend the Company's Certificate of Incorporation to combine shares of the Company's common stock to effect a one for 70 reverse stock split. A 1 for 70 reverse stock split would make available sufficient authorized shares of common stock to settle commitments to issue shares and to potentially facilitate a corporate transaction such as a merger or financing. Corporate transactions of this nature could improve liquidity, however there can be no assurance that the Company will enter into any corporate transaction to improve liquidity.

There can be no assurance that management's plans will be successful or what other actions may become necessary. There can be no assurance that the Company will ever achieve liquidity. Until we are able to create liquidity from an additional inflow of new capital, we will continue to require external sources of working capital to fund our operating expenses. Our inability to raise capital could have a material adverse effect on our business and operations that could be material to our results of operations.

CASH FLOWS FROM OPERATING ACTIVITIES

During the year ended December 31, 2006 the net cash used in operating activities was approximately $46,000 resulting from net income approximately $5,325,000 offset by non-cash amortization of deferred debt discount of approximately $250,000 recorded as interest expense, a gain of the extinguishment of debt of approximately $1,294,000 and the reversal of litigation accruals of approximately $4,405,000 resulting from the settlement of litigation plus a reduction in operating liabilities of approximately $77,000.

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

CASH FLOWS FROM INVESTING ACTIVITIES

There were no cash flows used or from investing activities in either year ended December 31, 2006 or 2005.

CASH FLOWS FROM FINANCING ACTIVITIES

We rely on related parties, including our CEO, for funds to pay accounts payable and to settle other liabilities. In some cases, our CEO elected to pay vendors directly rather than advance funds to the Company. We have presented these direct vendor payments in the statement of cash flows as if the funds had been first advanced to the Company. During the years ended December 31, 2006 and 2005, our CEO paid vendors directly or advanced funds to the Company in the amount of approximately $46,000 and $38,800, respectively representing the total amount of cash flows provided by financing activities in 2006 and 2005.

CONTRACTUAL OBLIGATIONS

At December 31, 2006 a $46,288 unsecured advance payable to an officer and a $9,000 unsecured note payable plus accrued interest of approximately $7,800 to a shareholder which is in default at December 31, 2006. There are no other long-term debt obligations, capital lease obligations, operating lease obligations or long-term capital purchase commitments.

OFF-BALANCE SHEET ARRANGEMENTS

We entered into an Agreement dated as of December 4, 2006 with CDSS, where CDSS assigned to us causes of action and rights of CDSS related to claims against CDSS's insurance carrier related to prior litigation. The Company has no other off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.   FINANCIAL STATEMENTS

The Financial Statements for the years ended December 31, 2006 and 2005 are found following the signature page of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.   CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2006, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that information required to be disclosed in the reports we file or submit is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 8B.   OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

The names of our directors, their principal occupations and the year in which each current Director of CT Holdings Enterprises, Inc. (the "Company") initially joined the Board of Directors are set forth below.

DIRECTOR
NAME                AGE       POSITION WITH THE COMPANY       SINCE
------------------  ---  -----------------------------------  -----
Steven B. Solomon    42  President, Chief Executive Officer,
                         and Secretary                         1992
Chris A. Economou    51  Director                              1993
Mark Rogers          46  Director                              1996
Dr. Axel Sawallich   61  Director                              1993

STEVEN B. SOLOMON has served as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996, as the President and Chief Executive Officer of CDSS Wind Down Inc. f/k/a Citadel Security Software Inc. ("CDSS") since its formation in December 1996 and as a director of LoneStar Hospitality Corp from 1992 until its merger with the Company in 1994. Until May 2004 Mr. Solomon also served as a Director of Parago, Inc., an incubation venture of CT Holdings, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. Mr. Solomon served as a director of River Logic, Inc. from May 2000 until August 2006.

CHRIS A. ECONOMOU has served as a director of CT Holdings since February 1996 and as a director of CDSS since November 2001, and as a director of LoneStar Hospitality Corp. from June 1993 until its merger with the Company in 1996. Mr. Economou has been engaged in the private practice of law in Fort Lauderdale, Florida, primarily in the transactional and corporate areas since 1981. Mr. Economou also served as a director of Parago during its incubation phase from January 1999 to February 2000.

MARK ROGERS has served as a director of the Company since July 1996. Since 1999 Mr. Rogers has been President of Alchemy Consulting, Inc., a business advisor firm focusing on venture-backed technology companies throughout their life cycle. He has been involved with several turnarounds and has also advised and assisted start-up companies with strategy and financings including mergers and acquisitions. From 1989 to 1999 Mr. Rogers has served as a partner and Chief Operating Officer of NFT Ventures, a venture capital fund established by Ray Noorda, the founder of Novell, Inc. In connection with his position at NFT Ventures, Mr. Rogers advised several computer software companies in Texas, Utah and Silicon Valley, with respect to various strategic and developmental matters. Mr. Rogers also served as a director of Parago during its incubation phase from January 1999 to February 2000, and has served as a director of CDSS since July 2005.

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

There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates. Section 16(a) of the Exchange Act, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of the Company's Common Stock with the SEC. These insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of the Section 16(a) forms furnished to the Company during 2006, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company's officers, Directors and beneficial owners of more than 10% of the outstanding shares of Common Stock were filed on a timely basis.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

                             POSITION WITH        Officer
NAME               AGE        THE COMPANY          Since
-----------------  ---  ------------------------  -------
Steven B. Solomon   42  President,
                        Chief Executive Officer,
                        Secretary and Director       1992

Richard Connelly    55  Chief Financial Officer      2002

STEVEN B. SOLOMON has served as President and Chief Executive Officer of CT Holdings since May 1997 and as a director of CT Holdings since February 1996, as the President and Chief Executive Officer of CDSS Wind Down Inc. f/k/a Citadel Security Software Inc. ("CDSS") since its formation in December 1996 and as a director of LoneStar Hospitality Corp from 1992 until its merger with the Company in 1994. Until May 2004 Mr. Solomon also served as a Director of Parago, Inc., an incubation venture of CT Holdings, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000. Mr. Solomon served as a director of River Logic, Inc. from May 2000 until August 2006.

RICHARD CONNELLY joined the Company in March 2002 and serves as Chief Financial Officer. Mr. Connelly also serves as Chief Financial Officer of CDSS. Mr. Connelly initially served as a financial consultant to CT Holdings from January 2002 until March 2002. Prior to 2002, Mr. Connelly served as Chief Financial Officer with several technology companies, including ASSET InterTech, Inc., JusticeLink, Inc., and AnswerSoft, Inc., and held various financial management capacities during his tenure with Sterling Software Inc. Mr. Connelly submitted his resignation as Chief Financial Officer effective April 2, 2007 following the disposition of all of our assets.

COMMITTEES OF THE BOARD OF DIRECTORS

During fiscal year 2006, there were two meetings of the Company's Board of Directors. All directors attended 75% or more of the aggregate of meetings of the Board and their committees held during their respective terms.

The Company's Board of Directors has established a standing Audit Committee composed exclusively of outside directors, Mr. Economou and Mr. Rogers to assist in the discharge of its responsibilities.

The Audit Committee meets with the Company's financial management and independent registered public accounting firm and reviews the accounting principles and the scope and control of the Company's financial reporting practices, and makes reports and recommendations to the Board with respect to audit matters. The Audit Committee also recommends to the Board the appointment of the firm selected to be the independent registered public accounting firm for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent registered public accounting firm the Company's annual audit and annual financial statements; and reviews with management the status of internal accounting controls and internal audit procedures and results. The Audit Committee met four times during fiscal year 2006 and took action by written consent one time. The Audit Committee is required to have and will continue to have at least two members, all of whom must be "independent directors" as defined in the Marketplace Rules of the Nasdaq Stock Market. Messrs. Economou and Rogers are the current members of the Audit Committee. The Board has determined that Messrs. Economou and Rogers are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. The Board has also determined that Messrs. Economou and Rogers each meet the independence requirements set forth in the Marketplace Rules of the Nasdaq Stock Market.

The Securities and Exchange Commission ("SEC") has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. Based on its review of the criteria of an audit committee financial expert under the rule adopted by the SEC, the Board of Directors believes that Mark Rogers is an audit committee financial expert. The Company's Board of Directors has adopted a written charter for the Audit Committee of the Board. A copy of the written Audit Committee charter will be attached as an exhibit to the proxy statement for CT Holdings annual shareholder meeting and will be made available on the Company's website, www.ct-holdings.com.

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

ITEM 10.  EXECUTIVE COMPENSATION

The table below sets forth certain information with respect to the annual and long term compensation of the named executives for services to CT Holdings for its CEO and CFO who are the only officers of CT Holdings. Since the distribution on May 17, 2002 Mr. Solomon and Mr. Connelly have been employed by CDSS as its CEO and CFO, respectively. Neither the CEO nor the CFO are paid compensation by CT Holdings. Prior to the termination of the transition services agreement with CDSS, CT Holdings was charged $10,000 per calendar quarter, in part, for the services of Mr. Solomon as CEO and Mr. Connelly as CFO. As CEO, Mr. Solomon is the only executive officer required to be presented in the tables below. There are no employment agreements with any of our officers.

                                        SUMMARY COMPENSATION TABLE

                                                       STOCK      OPTION        ALL OTHER
                    YEAR    SALARY ($)   BONUS ($)   AWARDS($)   AWARDS($)   COMPENSATION ($)   TOTAL ($)
                   -------  -----------  ----------  ----------  ----------  -----------------  ----------
Steven B. Solomon  12/2006  $         0  $        0  $        0  $        0  $               0  $        0
Chief Executive    12/2005  $         0  $        0  $        0  $        0  $               0  $        0
Officer

Richard Connelly   12/2006  $         0  $        0  $        0  $        0  $               0  $        0
Chief Financial    12/2005  $         0  $        0  $        0  $        0  $               0  $        0
Officer

GRANTS OF PLAN BASED AWARDS

No awards were granted to any named executive officer during the year ended December 31, 2006.

                    OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
------------------------------------------------------------------------------------

                   Number of           Number of
                   Securities          Securities
                   Underlying          Underlying
                   Unexercised         Unexercised       Option          Option
                   Options (#)         Options (#)      Exercise       Expiration
Name               Exercisable   (1)  Unexercisable       Price           Date
-----------------  ------------  ---  --------------  -------------  ---------------
                                                       Par Value of
Steven B. Solomon       507,143  (2)             0       $0.01 per         (2)
                                                           share

Steven B. Solomon        28,572                  0    $       14.00   April 30, 2011

(1) The number of shares have been adjusted for the effect of a 1 for 70 reverse stock split approved at a meeting of shareholders on February 14, 2007.

(2) Mr. Solomon is a 50% owner of CITN Investment Inc. ("CII") which loaned money to the Company pursuant to a amended convertible note. In connection with the settlement of the note, CII obtained an option to purchase at par value, 1,014,286 shares of CT Holdings Enterprises common stock (50% or 507,143 beneficially owned by Mr. Solomon). The option expires the earlier of May 22, 2011 or 60 days after a reverse stock split is effective. The stock split was made effective February 28, 2007 on the OTCBB. At December 31, 2006 the company did not have sufficient shares of authorized common stock to issue to the option holder should the option have been exercised. On February 14, 2007 the shareholders approved a 1 for 70 reverse stock split which would provide for sufficient authorized shares to be issued should the option be exercised. The option was exercised on March 3, 2007 and otherwise would have expired on April 28, 2007, 60 days after the effectiveness of the reverse stock split.

No options were granted or exercised during the year ended December 31, 2006. All options held by the named executives were fully vested at January 1, 2006, the beginning of our fiscal year. The company did not have a defined benefit pension plan or a defined contribution plan and the named executive officers received no benefits under any retirement plan during the year ended December 31, 2006. The company also had no deferred compensation plans during the year ended December 31, 2006.

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

We may, in our discretion, grant stock options and other equity awards to our non-employee directors. No options or stock awards were granted to our directors during the year ended December 31, 2006 and our outside directors hold no options to purchase common stock of the Company at December 31, 2006. In 2007, we awarded 40,000 shares of Common Stock to Mr. Economou, 40,000 shares of Common Stock to Mr. Rogers, and 20,000 shares of Common Stock to Mr. Sawallich for their service as directors and members of committees. Options and stock awards held by our CEO, who is also a director, are disclosed above.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

There were no employment agreements in effect during the years ended December 31, 2006 and 2005.

Prior to its termination in December 2006, the transition services agreement between CDSS and CT Holdings called for the sharing of the salaries and benefits of the CEO, CFO and some administrative employees of CDSS that performed services for CT Holdings but whose payroll and benefits are assigned to CDSS. The agreement allowed for a charge to CT Holdings of $10,000 per calendar quarter, representing an allocation of the payroll, benefits and an allocation of overhead (includes rent and general office expenses applied as a percentage of payroll and benefits) associated with the shared employees. The transition service agreement was terminated on December 4, 2006. At December 31, 2006, Mr. Solomon does not have an employment agreement with CT Holdings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 29, 2007, there were issued and outstanding approximately 2,335,963 shares of Common Stock. There is no other class of voting security of CT Holdings issued or outstanding. The following table sets forth the number of shares of Common Stock beneficially owned as of March 29, 2007, by (i) each person known to the Company to own more than 5% of the Common Stock, (ii) each director, (iii) each named executive officer and (iv) all directors, named executive officers and other executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date. Shares issuable upon exercise of options that are exercisable within 60 days after March 29, 2007 are included as beneficially owned by the option holder. Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned and has an address of c/o CT Holdings, Two Lincoln Centre, 5420 LBJ Freeway, Suite 1600, Dallas, Texas 75240. The number of shares owned have been adjusted for the effect of a 1 for 70 reverse stock split approved by shareholders on February 14, 2007.

                                                      APPROXIMATE
                                         NUMBER OF      PERCENT
NAME AND ADDRESS                        SHARES OWNED    OF CLASS
--------------------------------------  ------------  ------------
Steven B. Solomon (1)                       1,033,116        43.7%

Lawrence Lacerte (2)                         582,143         24.9%
     5950 Sherry Lane
     Dallas, Texas 75225

Chris A. Economou (3)                         50,349          2.2%
     150 North Federal Highway, # 210
     Fort Lauderdale, Florida 33301

Mark Rogers (4)                               49,308          2.1%
     751 Laurel St. #19
     San Carlos, California

Dr. Axel Sawallich (5)                        25,532          1.1%
     Beatrixgasse 3
     1030 Vienna, Austria.

Richard Connelly (6)                          13,929            *

CITN Investment Inc.(7)                    1,014,286         43.4%

All officers and directors
  as a group (5 persons)(8)                1,169,689         49.5%

*    Less than 1%

(1) Includes 28,572 shares of Common Stock subject to fully vested options. Includes his pro rata share of 1,014,286 shares of Common Stock that were issued upon exercise by CII. Voting and investment power with respect to the shares are by Messrs. Steven B. Solomon and Lawrence Lacerte.

(2) Includes his pro rata share of 1,014,286 shares of Common Stock that were issued upon exercise of options issued in connection with settlement of a demand note by CII. Voting and investment power with respect to the shares are by Messrs. Steven B. Solomon and Lawrence Lacerte.

(3) Includes 40,000 shares of Common Stock awarded to Mr. Economou on March 9, 2007

(4) Includes 40,000 shares of Common Stock awarded to Mr. Rogers on March 9,
2007

(5) Includes 20,000 shares of Common Stock awarded to Mr. Sawallich on March 9, 2007

(6) Includes 10,000 shares of Common Stock awarded to Mr. Connelly on March 9, 2007

(7) Includes 1,014,286 shares of Common Stock issued upon exercise of an option. Voting and investment power with respect to the shares are by Messrs. Steven B. Solomon and Lawrence Lacerte.

(8) Includes 28,572 shares issuable pursuant to presently exercisable options and Mr. Solomon's pro rata portion of 1,014,286 shares of Common Stock that were issued upon exercise of an option by CII. Voting and investment power with respect to the shares are by Messrs. Steven B. Solomon and Lawrence Lacerte. Includes 40,000 shares of Common Stock awarded to Mr. Economou, 40,000 shares of Common Stock awarded to Mr. Rogers, 20,000 shares of Common Stock awarded to Mr. Sawallich and 10,000 shares of Common Stock awarded to Mr. Connelly on March 9, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The following is a description of the material terms of the agreements and arrangements involving the Company and its subsidiaries.

AGREEMENTS RELATING TO THE SALE OF SUBSTANTIALLY ALL OF THE ASSETS OF CDSS

In connection with the sale of substantially all of the assets of CDSS, we entered into an Agreement dated as of December 4, 2006 (the "Agreement") with CDSS. Pursuant to the Agreement with CDSS:

     1.   we and CDSS canceled and terminated the Tax Disaffiliation
          Agreement dated as of May 17, 2002, and Transition Services Agreement dated as of May 17, 2002 between us and CDSS;

     2. each party released the other from all outstanding liabilities to each other;

     3. CDSS assigned to us causes of action and rights of CDSS related to claims against CDSS's insurance carrier related to prior litigation;

     4. we waived any and all rights in and to any of the assets transferred by CDSS pursuant to the asset purchase agreement; and

     5. we waived any prohibition or restriction to the transactions contemplated by the asset purchase agreement set forth in the Agreement and Plan of Distribution dated as of May 17, 2002 between us and CDSS or otherwise.

CT HOLDINGS' RELATED PARTY TRANSACTIONS

During 2006 our CEO paid approximately $46,000 of operating expenses on behalf of the Company for which we recorded a non-interest bearing advance payable of $46,000.

During 2005, our CEO advanced the Company $38,800 and in December 2005, this amount plus a $5,000 note due to our CEO were converted to a note payable to CITN Investment, Inc., further discussed below.

At December 31, 2005, the Company had a convertible note payable due to a related party, CITN Investment, Inc., a Texas corporation ("CII") and an affiliate of the company's CEO. The convertible note was first issued on May 24, 2004, when the Company entered into a Loan and Security Agreement (the "Loan Agreement") with CII. The Loan Agreement provided for advances by CII to the Company of up to $600,000, such advances to be made in the sole discretion of CII. In the event the entire $600,000 was advanced to the Company, the loans would be convertible, at the option of CII, into 1,014,286 shares of the Company's common stock and a pro rata amount of such number of shares in the event less than the $600,000 was advanced to the Company. All advances under the Loan Agreement were secured by a pledge of all the Company's assets. On May 24, 2004, the Company was advanced $200,000 by CII pursuant to the Loan Agreement and evidenced by a Secured Convertible Promissory Note (the "Note"). The Note was amended in December 2005 and settled in May 2006 as discussed below.

In December 2005, the Company and CII entered into an Amended and Restated Secured Convertible Promissory Note (the "Amended Note"). Pursuant to the Amended Note, the principal was increased to $271,148 resulting from the combination of the principal and accrued interest from the original note with CII and additional advances of $43,800 plus accrued interest of $1,222 through the issue date of the Amended Note. The Amended Note was convertible into 240 million pre 1 for 70 reverse split shares, and if the Amended Note was repaid by the Company, CII had an option to purchase up to 71 million pre 1 for 70 reverse split shares of the Company's common stock at an exercise price equal to the par value per shares ($0.01 per share). The note accrued interest at 8% per annum and was due the earlier of May 24, 2006 or on demand by CII. This Amended Note was secured by a pledge of all of the Company's assets. The accrued interest on the Amended Note at December 31, 2005 was $772.

On May 22, 2006 the Company and CII entered into a settlement of the Amended Note, pursuant to which CII agreed to release the Company from indebtedness and accrued interest under the Amended Note of $271,148 plus accrued interest of $9,211 through May 22, 2006, in exchange for the delivery to CII of the shares of Parago and River Logic owned by the Company. The Company recorded a debt forgiveness gain related to this transaction in the amount of $280,359 in the second quarter of 2006. CII has agreed to return to the Company the excess, if any, of the proceeds realized from a future sale of the shares over the amounts owed at May 22, 2006 under the Amended Note plus any costs related to the sale of the shares or collection of the proceeds. While CII has agreed to return the excess, if any, of the proceeds realized from a future sale of the shares over amounts owed under the Amended Note plus any costs of sale of the shares or collection of the proceeds, there can be no assurance that a future sale will occur, nor that the Company will receive any proceeds following the sale of the shares. CII retained its option to purchase 51% of the Company's common stock, 1,014,286 shares of Common Stock of the Company's, at an exercise price equal to the par value per shares ($0.01 per share). The CII option to acquire 1,014,286 shares of Common Stock was exercised on March 2, 2007 and otherwise would have expired on April 28, 2007, sixty (60) days following the effectiveness of the 1 for 70 reverse stock split.

Pursuant to the terms of the transition services agreement with CDSS until its termination in December 2006, the Company agreed to pay CDSS $10,000 per quarter (reduced in July 2005 from $7,500 per month) for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. The Company had a liability recorded for $650,000 for amounts payable to CDSS under this agreement at December 31, 2005. No amount was owed at December 31, 2006 because all amounts owed under the transition services agreement were released on December 4, 2006 pursuant to the Agreement discussed above.

The Company has an accrued liability to a law firm in which an attorney who is a partner and who was a former CT Holdings' employee and is a relative of our CEO of approximately $97,000 and $100,000 at December 31, 2006 and 2005, respectively.

CII is owned 50% by Steven B. Solomon, the Company's Chief Executive Officer and Chairman of the Board, and 50% by Lawrence Lacerte, a shareholder and former director of the Company. At December 31, 2006, Mr. Solomon beneficially owned 783,114 shares of the Company's common stock including, an unexercised stock option for 28,572 shares of common stock, 85,714 unissued shares of common stock from a prior exercise of an option, and as a result of his stock ownership in CII, Mr. Solomon is deemed the beneficial owner of 507,143 shares of common stock underlying an option owned by CII, more than 50% of our common stock outstanding on that date, giving him potential control of the Company through the voting power over a majority of the shares of our outstanding common stock. Due to an insufficient number of authorized shares at December 31, 2006 (discussed below), approximately 621,430 shares were not issuable to Mr. Solomon. Following the 1 for 70 reverse stock split in February 2007, Mr. Solomon was issued 85,714 the unissued shares of common stock from his prior exercise of an option, and CII exercised its option to acquire 1,014,286 shares.

On March 2, 2007, Mr Solomon exercised a right to acquire 250,000 shares of common stock for providing up to $100,000 of cash for working capital purposes. On March 9, 2007, in recognition of their service to the Company, Mr. Economou a director, was awarded 40,000 shares of common stock, Mr. Rogers, a director, was awarded 40,000 shares of common stock, Mr. Sawallich, a director, was awarded 20,000 shares of common stock, and Mr. Connelly, Chief Financial Officer, was awarded 10,000 shares of common stock.


ITEM 13.  EXHIBITS

(A)  EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees:

Fees for audit services provided by KBA Group LLP total approximately $41,000 for 2006 and approximately $36,000 for 2005, including fees associated with the annual audit and the reviews of the Company's quarterly reports on Form 10-QSB.

(2)  Audit Related Fees:

KBA Group LLP did not bill the Company any audit related fees during 2006 or 2005.

(3)  Tax Fees:

KBA Group LLP did not bill the Company any tax fees during 2006 or 2005.

(4)  All Other Fees:

KBA Group LLP did not bill the Company any other fees during 2006 or 2005.

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

Date: March 31, 2007                    CT HOLDINGS ENTERPRISES, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                        TITLE                       DATE
------------------------  -----------------------------------  --------------

 /s/  STEVEN B. SOLOMON   President, Chief Executive Officer   March 31, 2007
------------------------   and Director
      Steven B. Solomon   (Principal Executive Officer)

 /s/  RICHARD CONNELLY    Chief Financial Officer              March 31, 2007
------------------------  (Principal Accounting Officer)
      Richard Connelly

 /s/  CHRIS A. ECONOMOU   Director                             March 31, 2007
------------------------
      Chris A. Economou

 /s/  MARK ROGERS         Director                             March 31, 2007
------------------------
      Mark Rogers

 /s/  DR. AXEL SAWALLICH  Director                             March 31, 2007
------------------------
      Dr. Axel Sawallich

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

3.15 Certificate for Renewal and Revival of Charter filed with the Delaware Secretary of State on March 10, 2005 (incorporated by reference to
          Exhibit 3.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

*3.16      Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 21, 2006.

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

10.30 Release dated May 22, 2006 between the Company and CITN Investments, Inc. (Filed as Exhibit 10.1 to the Form 10-QSB filed with the Commission on May 22, 2006 and incorporated herein by reference).

10.31 Release and Settlement Agreement, dated August 23, 2006, by and among Plaintiff Meyers Associates, L.P. f/k/a Roan-Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. and their related parties on the one hand, and CT Holdings Enterprises Inc., f/k/a CT Holdings, Inc. f/k/a Citadel Technology, Inc. and f/k/a Citadel Computer Systems,

          Inc., Citadel Security Software Inc., Steven B. Solomon, Chris A. Economou, Lawrence Lacerte, Mark Rogers, Phillip J. Romano, Axel Sawallich, George Sharp and Gilbert Gertner on the other hand (Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on August 29, 2006 and incorporated herein by reference).

10.32 Agreement between the Registrant and Citadel Security Software Inc., dated as of December 4, 2006 (Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on December 8, 2006 and incorporated herein by reference).

*21.      Subsidiaries.

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

*    Filed Herewith

CT HOLDINGS ENTERPRISES, INC.
formerly CT Holdings, Inc.)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm. . . . . . . . . .  F-2

Balance Sheets as of December 31, 2006 and 2005. . . . . . . . . . . . . .  F-3

Statements of Operations for the years ended December 31, 2006 and 2005. .  F-4

Statements of Changes in Stockholders' Deficit for
    the years ended December 31, 2006 and 2005 . . . . . . . . . . . . . .  F-5

Statements of Cash Flows for the years ended
    December 31, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .  F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CT Holdings Enterprises, Inc.

We have audited the accompanying balance sheets of CT Holdings Enterprises, Inc., formerly CT Holdings, Inc., (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CT Holdings Enterprises, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, although the Company has a significant gain for the year ended December 31, 2006, historically the Company has incurred recurring operating losses and has a significant working capital deficiency at December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/KBA Group LLP
Dallas, Texas
March 30, 2007

                          CT HOLDINGS ENTERPRISES, INC.
                           (formerly CT Holdings, Inc.)
                                 BALANCE SHEETS

                                                           DECEMBER 31,
                                                        2006           2005
                                                    -------------  -------------
                                   ASSETS
                                   ------

CURRENT ASSETS
  Cash                                              $        197   $        197
                                                    -------------  -------------

  TOTAL ASSETS                                      $        197   $        197
                                                    =============  =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses             $    392,681   $    387,654
  Convertible secured note payable to
    related party, including accrued interest of
    $772 and net of deferred debt discount
    of $250,290 at December 31, 2005                           -         21,630
  Demand note payable to CDSS Wind Down Inc.
    including accrued interest payable
    of $76,784 at December 31, 2005                            -        301,784
  Payable to CDSS Wind Down Inc.                               -        650,000
  Advance payable to officer                              46,288              -
  Note payable to shareholder including accrued
    interest of $7,801 and $6,128                         16,801         15,128
  Accrual for litigation including accrued
    interest of $1,404,590 at December 31, 2005                -      4,404,590
                                                    -------------  -------------
Total current liabilities                                455,770      5,780,786

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value per share;
    1,000,000 shares authorized; no shares issued
    or outstanding                                             -              -
  Common stock, $.01 par value per share;
    60,000,000 shares authorized; 836,370
    shares issued and outstanding                          8,364          8,364
  Common stock pending issuance(38,572 shares)           600,000        600,000
  Additional paid-in capital                          58,238,845     58,238,845
  Accumulated deficit                                (59,302,782)   (64,627,798)
                                                    -------------  -------------
Total stockholders' deficit                             (455,573)    (5,780,589)
                                                    -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $        197   $        197
                                                    =============  =============

The accompanying notes are an integral part of these financial statements.

                          CT HOLDINGS ENTERPRISES, INC.
                          (formerly CT Holdings, Inc.)
                            STATEMENTS OF OPERATIONS

                                                 Years  Ended
                                                  December 31,
                                              2006            2005
                                         --------------  --------------
Revenue                                  $           -   $           -
General and administrative expense              99,185         177,631
Settlement of litigation                    (4,583,852)              -
Gain on extinguishment of debt
  from related parties                      (1,294,330)              -
Related party interest expense                 285,922         215,489
Interest expense related to litigation         179,262         278,852
Other income                                   (11,203)              -
                                         --------------  --------------
Net income (loss)                            5,325,016        (671,972)
                                         ==============  ==============

Net income (loss) per share
  - basic and diluted                    $        5.54   $       (0.70)

Weighted average shares outstanding -
  - basic and diluted                          960,656         960,656

The accompanying notes are an integral part of these financial statements.

                                        CT HOLDINGS ENTERPRISES, INC.
                                        (formerly CT Holdings, Inc.)
                               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                              Common Stock
                            ----------------   Common
                                               Stock    Additional
                                              Pending      Paid       Accumulated
                            Shares   Amount    Issue      Capital       Deficit        Total
                            -------  -------  --------  -----------  -------------  ------------
Balances at
  December 31, 2004         836,370  $ 8,364  $600,000  $57,967,697  $(63,955,826)  $(5,379,765)

Beneficial conversion
  feature of note
  payable to related party        -        -         -      271,148             -       271,148

Net loss                          -        -         -            -      (671,972)     (671,972)
                            --------------------------------------------------------------------
Balances at
  December 31, 2005         836,370    8,364   600,000   58,238,845   (64,627,798)   (5,780,589)

Net income                        -        -         -            -     5,325,016     5,325,016
                            --------------------------------------------------------------------
Balances at
  December 31, 2006         836,370  $ 8,364  $600,000  $58,238,845  $(59,302,782)  $  (455,573)
                            =======  =======  ========  ===========  =============  ============

The accompanying notes are an integral part of these financial statements.

                          CT HOLDINGS ENTERPRISES, INC.
                          (formerly CT Holdings, Inc.)
                            STATEMENTS OF CASH FLOWS

                                                            Years Ended
                                                             December 31,
                                                         2006            2005
                                                    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $   5,325,016   $    (671,972)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Amortization of beneficial conversion feature
     on debt recorded as interest expense                 250,290         160,858
    Accrual for litigation and
     related interest expense                             179,262         278,852
    Settlement of litigation                           (4,583,852)              -
    Gain on extinguishment of debt
     from related parties                              (1,294,330)              -
Changes in operating assets and liabilities:
  Accounts payable and accrued expenses                     5,027         124,491
  Interest payable                                         35,632               -
  Payable to CDSS Wind Down Inc.                           36,667          65,000
                                                    --------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                     (46,288)        (42,771)

CASH FLOWS FROM INVESTING ACTIVITIES                            -               -

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments made by officer to vendors
   on Company's behalf                                     46,288          38,800
                                                    --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  46,288          38,800
                                                    --------------  --------------
Net change in cash and cash equivalents                         -          (3,971)
Cash and cash equivalents at the beginning
  of the year                                                 197           4,168
                                                    --------------  --------------
Cash and cash equivalents at the end of the year    $         197   $         197
                                                    ==============  ==============

SUPPLEMENTAL CASH FLOW ITEMS
  Interest paid                                     $           -   $           -
                                                    ==============  ==============
  Income taxes paid                                 $           -   $           -
                                                    ==============  ==============
Beneficial conversion feature of note payable
    to related party recorded as deferred
    debt discount                                   $           -   $     271,148
                                                    ==============  ==============

Conversion of advances and accrued interest
    into new note payable                           $           -   $      71,148
                                                    ==============  ==============

The accompanying notes are an integral part of these financial statements.

CT HOLDINGS ENTERPRISES, INC.
(FORMERLY CT HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

CT Holdings Enterprises, Inc. (the "Company" or "CT Holdings") provides management expertise including consulting on operations, marketing and strategic planning and a single source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. On March 13, 2006 the Company changed its name to CT Holdings Enterprises, Inc. The business model is designed to enable the companies with whom the Company acquires or invests to become successful in their industries. The strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies. At December 31, 2006 the Company does not hold any investments and does not have any products or services, customers or revenue, and the Company has no other lines of business.

LIQUIDITY

The Company has incurred recurring operating losses and has a significant stockholders' deficit at December 31, 2006 of approximately $456,000. At December 31, 2006 the cash balance was $197 and current liabilities total approximately $456,000. We have limited access to capital, no plans to raise capital and management has not identified sources of capital from unrelated third parties. Past funding needs of the business have been provided by financings through notes payable, cash advances and additional investments from related parties, including the Company's CEO and CITN Investment Inc. ("CII"), an affiliate of the Company's CEO, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations. The Company will continue to require working capital to fund operating expenses. The Company has explored investment and funding alternatives but at December 31, 2006 the Company had not identified any investments that would provide the ability to raise capital, nor did the Company have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

On February 14, 2007 the Company's shareholders approved a proposal to amend the Company's Certificate of Incorporation to combine shares of the Company's common stock to effect a one for 70 reverse stock split. A 1 for 70 reverse stock split would make available sufficient authorized shares of common stock to settle commitments to issue shares and to potentially facilitate a corporate transaction such as a merger or financing. Corporate transactions of this nature could improve liquidity, however there can be no assurance that the Company will enter into any corporate transaction to improve liquidity.

BASIS OF PRESENTATION

The accompanying financial statements of CT Holdings have been prepared in accordance with accounting principles generally accepted in the United States. All share and per share information contained in this report has been adjusted to give effect to the 1 for 70 reverse stock split effective February 28, 2007.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. A valuation allowance is recorded to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

INVESTMENT IN UNCONSOLIDATED AFFILIATES

At December 31, 2006 the Company held no investments in unconsolidated affiliates. At December 31, 2005 the Company held less than 20% ownership in two unconsolidated affiliates, Parago, Inc. and River Logic, Inc. Both investments were accounted for under the cost method of accounting and had no carrying value at December 31, 2005.

INCOME TAXES

Deferred income taxes are recognized using the asset and liability method. Deferred income taxes are provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted laws.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No.
123. All awards outstanding at December 31, 2006 had been fully vested in periods prior to January 1, 2006 and therefore, the financial statements do not reflect any compensation expense related to stock-based compensation.

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

Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option. All awards outstanding at December 31, 2005 had been fully vested in periods prior to January 1, 2005 and therefore, no pro forma footnote disclosure is provided in the financial statements.

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

NET INCOME OR LOSS PER COMMON SHARE

On February 14, 2007 the Company's shareholders approved a 1 for 70 reverse stock split and as a result, the number of shares of common stock used in the computation of net income of loss per share was adjusted to reflect this reverse stock split for all periods presented. Basic and diluted net income per common share for the year ended December 31, 2006 was computed by dividing net income by 960,656 weighted average shares of common stock outstanding during the year. Included in the weighted average number of common shares outstanding for the year ended December 31, 2006 are 38,572 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock (as discussed in Note D) and 85,715 shares that would have been issued to the CEO when he exercised his right to exchange Parago shares for CT Holdings shares if the Company had the available authorized shares (as discussed in Note E). The weighted average shares outstanding used in the computation of diluted net income per share excludes stock options to purchase 39,285 shares of common stock at December 31, 2006 and the effect of an option to acquire 51% of the outstanding shares of the Company, approximately 1,014,286 shares at December 31, 2006, held by CITN Investment Inc. ("CII"), an affiliate of the Company's CEO, because the option exercise prices exceeded the average market price of the common stock for the year ended December 31, 2006 resulting in an anti-dilutive effect to the per share amounts.

Basic and diluted net loss per common share for the year ended December 31, 2005, adjusted for the 1 for 70 reverse stock split, was computed by dividing net loss by 960,656 weighted average shares of common stock outstanding during the year. Included in the weighted average number of common shares outstanding for the year ended December 31, 2006 are 38,572 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock (as discussed in Note D) and 85,715 shares that would have been issued to the CEO when he exercised his right to exchange Parago shares for CT Holdings shares if the Company had the available authorized shares (as discussed in Note E). Stock options to purchase 41,250 shares of common stock at December 31, 2005 were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive. In addition, diluted net loss per share excludes the anti-dilutive effects of the conversion feature of the Company's convertible note due CITN Investment Inc. ("CII"), an affiliate of the Company's CEO, at December 31, 2005 and an option to acquire 51% of the outstanding shares of the Company, approximately 1,014,286 shares at December 31, 2005, held by CII.

NOTE B INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

                                                December 31,
                                            2006            2005
                                       --------------  --------------
Deferred tax assets
  Net operating loss carryforwards     $   4,578,000   $  10,948,000
  Capital loss carryforward                1,042,000               -
  Reserve on investments                           -       1,059,000
Accounts payable and accrued expenses              -       1,498,000
                                       --------------  --------------
Total deferred tax assets, net             5,620,000      13,505,000
Valuation allowance                       (5,620,000)    (13,505,000)
                                       --------------  --------------
Total deferred tax assets, net         $           -   $           -
                                       ==============  ==============

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate to loss before provision for income taxes are as follows:

                                                    December 31,
                                                 2006            2005
                                            --------------  --------------
Provision (benefit) computed at
  federal statutory rate                    $   1,811,000   $    (228,000)
Capital loss                                    1,042,000               -
Net operating loss adjustment                   4,505,000               -
Permanent differences                             158,000          79,000
Other                                             369,000               -
Increase (decrease) in valuation allowance     (7,885,000)        149,000
                                            --------------  --------------
                                            $           -   $           -
                                            ==============  ==============

For federal income tax purposes, at December 31, 2006 the Company had a net operating loss carryforward of approximately $13,500,000, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset future taxable income and expires at various dates through 2026. In 2002, the Company divested of businesses it had owned having net operating loss carryforwards through the date of divestiture of approximately $13.2 million and a related deferred tax asset and offsetting valuation allowance of approximately $4.5 million. In 2006, the Company clarified its tax position on the net operating loss carryforwards of these divested businesses and reduced the total amount of net loss carryforwards by approximately $13.2 million and also reduced the related deferred tax asset and valuation allowance by approximately $4.5 million. The reduction of the net operating loss carryforward, the deferred tax asset and the valuation allowance has no impact on the current year tax computation as the Company believes that due to a history of recurring operating losses, the net operating loss carryforwards and the related deferred tax asset were not realizable at any time since the divestiture of these businesses in 2002.

The Company also had a capital loss carryforward of approximately $3,100,000, related to the sale of its investments in Parago and River Logic, which is also subject to annual limitations prescribed by the Internal Revenue Code, and is available to offset future capital gains through expiration in 2011. A valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.

NOTE C - STOCK OPTIONS

The Company has issued stock options to purchase common stock to directors, employees and consultants. Options are granted at no less than fair value at the date of grant. Generally, the options vest over no more than three years. See NOTE E - Related Party Transactions for a discussion of an option held by CITN Investment Inc., exercisable pursuant to the settlement of a note payable, to acquire 51% of the shares outstanding following the effectiveness of a reverse stock split. There were 39,285 and 41,250 stock options outstanding, fully vested and exercisable, at December 31, 2006 and 2005, respectively. The following tables summarize information regarding stock options at December 31, 2006:

                         ===========================================  ==================
                                           2006                            2005
                         ===========================================  ==================
                                              Weighted
                                  Weighted     Average                         Weighted
                                   Average    Remaining   Aggregate             Average
                                  Exercise   Contractual  Intrinsic            Exercise
                         Shares     Price       Term        Value     Shares     Price
                         ===========================================  ==================
Outstanding at the
  beginning of the year  41,250   $  16.120                           41,682   $  16.932
Granted                       -                                            -
Modified                      -                                            -
Exercised                     -                                            -
Cancelled                (1,965)  $  13.995                             (432)  $  94.767
                         -------                                      -------
Outstanding at the
  end of the year        39,285   $  16.227   4.30 years  $     0.00  41,250   $  16.120
                         =======                                      =======
Vested and expected
  to vest at
  December 31, 2006      39,285   $  16.227   4.30 Years  $     0.00  41,250   $  16.120
                         =======
Options exercisable at
  December 31, 2006      39,285   $  16.227   4.30 years  $     0.00  41,250   $  16.120
                         =======

All awards outstanding at December 31, 2006 and 2005 had been fully vested in periods prior to January 1, 2005. Details of option exercise prices are shown below.

                                  Weighted-average   Weighted-
                    Outstanding/      remaining       average
Range of exercise   Exercisable   contractual life    exercise
     Prices            Shares        (in years)        price
------------------  ------------  -----------------  ----------
   $  14.0000            32,142               4.33   $  14.0000
   $  26.2495             7,143               4.14   $  26.2495
                    ------------
                          39,285                     $  16.2276
                    ============

The Company uses the Black-Scholes option-pricing model to value compensation expense related to its stock options. All awards outstanding at December 31, 2006 and 2005 had been fully vested in periods prior to January 1, 2005 and as a result, the Company had no unrecognized compensation expense related to stock options.

See NOTE E - Related Party Transactions for a discussion of an option held by CITN Investment Inc., exercisable at December 31, 2006 pursuant to the settlement of a note payable, to acquire 1,014,286 shares of common stock following the effectiveness of a reverse stock split.

NOTE D - NOTES PAYABLE TO SHAREHOLDERS

The Company has presented $600,000 as "Common stock pending issuance", a separate Component of Stockholders' Deficit at December 31, 2006 and 2005. This represents 38,572 shares of CT Holdings that were to be issued upon the conversion of a note payable to a shareholder in 2003. Due to the lack of available authorized shares, the shareholder has waived his right to receive these shares until such time as the shares become authorized. When these shares are issued the Company will record an increase to Common Stock of $386 (par value) and to additional paid-in capital of $599,614. See NOTE - G SUBSEQUENT EVENTS for a further discussion of the unissued shares.

The Company has a note payable which was originally due June 30, 2002 for $9,000 to a shareholder which was in default at December 31, 2006 and 2005 and because it is in default, bears interest at 18% per annum. Accrued interest on the note payable was $7,801 and $6,128 at December 31, 2006 and 2005.

NOTE E - RELATED PARTY TRANSACTIONS

At December 31, 2005, the Company had a convertible note payable due to a related party, CITN Investment, Inc., a Texas corporation ("CII") and an affiliate of the Company's CEO. The convertible note was first issued on May 24, 2004, when the Company entered into a Loan and Security Agreement (the "Loan Agreement") with CII. The Loan Agreement provided for advances by CII to the Company of up to $600,000, such advances to be made in the sole discretion of CII. In the event the entire $600,000 was advanced to the Company, the loans would be convertible, at the option of CII, into 51% of the fully diluted common stock outstanding, approximately 1,014,286 shares of the Company's common stock, and a pro rata amount of such number of shares in the event less than the $600,000 was advanced to the Company. All advances under the Loan Agreement were secured by a pledge of all the Company's assets. On May 24, 2004, the Company was advanced $200,000 by CII pursuant to the terms of the Loan Agreement and evidenced by a Secured Convertible Promissory Note (the "Note"). The Note was amended in December 2005 as discussed below.

In December 2005, the Company and CII entered into an Amended and Restated Secured Convertible Promissory Note (the "Amended Note"). Pursuant to the Amended Note, the principal was increased to $271,148 resulting from the combination of the principal and accrued interest from the original note with CII and additional advances of $43,800 plus accrued interest of $1,222 through the issue date of the Amended Note. The Amended Note was convertible into approximately 3.4 million shares of common stock. The note accrued interest at 8% per annum and was due the earlier of May 24, 2006 or on demand by CII. This Amended Note was secured by a pledge of all of the Company's assets. The accrued interest on the Amended Note at December 31, 2005 was $772.

The conversion price of the Amended Note of approximately $0.00113 per share was below the fair value per share of the common stock at the date the note was issued. In addition, the Company issued an option to CII to acquire 51% of the fully diluted shares outstanding, approximately 1,014,286 shares of common stock at an exercise price of par value per share. Accordingly, the Company recorded the fair value of the option and beneficial conversion feature of the note payable of $271,148 as debt discount. The debt discount was being amortized over the life of the Note and a $20,858 charge was recorded as interest expense during the year ended December 31, 2005. The Amended Note was recorded net of deferred debt discount of $250,290 at December 31, 2005. As a result of the amendment, the original debt discount of $140,000 related to the Note was fully amortized to interest expense during the year ended December 31, 2005.

If the Amended Note was repaid by the Company, CII had an option to purchase 51% of the Company's common stock, or 1,014,268 shares of the Company's common stock at an exercise price equal to the par value per share ($0.01 per share). The note was settled in May 2006 and the option became exercisable (see discussion of the settlement below). The option would expire on the earlier of May 22, 2011 or 60 days after the effectiveness of a reverse stock split. See NOTE - G SUBSEQUENT EVENTS for a further discussion of the unissued shares.

On May 22, 2006 the Company and CII entered into a settlement of the Amended Note, pursuant to which CII agreed to release the Company from indebtedness and accrued interest under the Amended Note of $271,148 plus accrued interest of $9,211 through May 22, 2006, in exchange for the delivery to CII of the shares of Parago and River Logic owned by the Company. The Company recorded a gain on the extinguishment of debt gain with related party for this transaction in the amount of $280,359 in the second quarter of 2006. CII has agreed to return to the Company the excess, if any, of the proceeds realized from a future sale of the shares over the amounts owed at May 22, 2006 under the Amended Note plus any costs related to the sale of the shares or collection of the proceeds. While CII has agreed to return the excess, if any, of the proceeds realized from a future sale of the shares over amounts owed under the Amended Note plus any costs of sale of the shares or collection of the proceeds, there can be no assurance that a future sale will occur, nor that the Company will receive any proceeds following the sale of the shares.

In connection with the sale of substantially all of the assets of Citadel Security Software Inc. ("CDSS"), a former affiliated investee company, the Company entered into an Agreement dated as of December 4, 2006 (the "Agreement") with CDSS. Pursuant to the Agreement with CDSS:

     1.  the Company and CDSS canceled and terminated the Tax
         Disaffiliation Agreement dated as of May 17, 2002, and Transition Services Agreement dated as of May 17, 2002 between the Company and CDSS;

     2. each party released the other from all outstanding liabilities to each other;

     3. CDSS assigned to the Company causes of action and rights of CDSS related to claims against CDSS's insurance carrier related to prior litigation;

     4. the Company waived any and all rights in and to any of the assets transferred by CDSS pursuant to the asset purchase agreement; and

     5. the Company waived any prohibition or restriction to the transactions contemplated by the asset purchase agreement set forth in the Agreement and Plan of Distribution dated as of May 17, 2002 between the Company and CDSS or otherwise.

As a result of this Agreement included in the gain on the extinguishment of debt with related parties is approximately $327,000 representing the release of principal and interest of owed to CDSS for an unsecured demand note payable and approximately $687,000 for the gain on the release of a non-interest bearing payable to CDSS.

During 2006 our CEO paid approximately $46,000 of operating expenses on behalf of the Company for which we recorded an advance payable of $46,000. This advance is non-interest bearing and is due on demand. During 2005, the Company's CEO advanced $38,800 and in December 2005, this amount plus a $5,000 note due to the Company's CEO were converted to principle in the Amended Note previously discussed.

The Company has an accrued liability to a law firm in which an attorney who is a partner and who was a former CT Holdings' employee and is a relative the Company's CEO of approximately $97,000 and $100,000 at December 31, 2006 and 2005, respectively.

Pursuant to the terms of the transition services agreement with CDSS until its termination in December 2006, the Company agreed to pay CDSS $10,000 per quarter (reduced in July 2005 from $7,500 per month) for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. The Company had a liability recorded for $650,000 for amounts payable to CDSS under this agreement at December 31, 2005. No amount was owed at December 31, 2006 because all amounts owed under the transition services agreement were released on December 4, 2006 pursuant to the Agreement discussed above.

In June 2001, the Company's CEO and a director funded and guaranteed CT Holdings' participation in a bridge loan financing to Parago. In consideration for this funding and guarantees, CT Holdings had agreed to permit the CEO to exchange up to 5,000,000 (pre 1:1000 reverse stock split) Parago shares into up to 85,715 shares of CT Holdings' common stock. The CEO exercised the exchange right in February 2004. The CEO waived his right to receive the shares of CT Holdings until the authorized shares become available. See NOTE - G SUBSEQUENT EVENTS for a further discussion of the unissued shares.

NOTE F - SETLEMENT OF LAWSUIT

Since August 1998 the Company had been engaged in litigation with Meyers Associates, L.P. f/k/a Roan/Meyers Associates, L.P. and f/k/a Janssen-Meyers Associates, L.P. (collectively "Meyers"). The original lawsuit arose out of an alleged 1995 contract with a predecessor entity of the Company. Since the original lawsuit was filed, a number of court actions, motions and judgments have been prosecuted. Two lawsuits with Meyers, further described below, were being vigorously defended during the years ended December 31, 2006 and 2005. A settlement of all litigation with Meyers was reached during 2006 and is discussed below.

In December 2001, the plaintiffs refiled a lawsuit, previously dismissed by a federal court, in state court, seeking to enforce a proposed settlement term sheet executed on July 7, 2000. The case was filed in the Supreme Court of New York, that state's trial court, in a case styled Roan Meyers v. CT Holdings. CT Holdings filed counterclaims for breach of the term sheet as well as breach of the placement agency agreement. Cross motions for partial summary judgments were argued but on June 9, 2004 the court entered judgment in favor of Roan-Meyers in the amount of $3,000,000 and granted interest at the rate of 9% from October 31, 2000 through the date of final judgment, and thereafter at the statutory rate
allowed by law.   The Company appealed the final judgment, and the appellate court affirmed the trial court's decision. The $3,000,000 judgment as well as the interest from October 2000 through December 31, 2005 of $1,404,590 was accrued at December 31, 2005. The Company continued to accrue interest on the judgment of approximately $179,000 during the year ended December 31, 2006 until ultimate settlement of the lawsuit discussed below.

On April 8, 2005, Meyers filed a lawsuit in the Court of Chancery of the State of Delaware, in New Castle County, against the Company, Citadel Security Software, Inc. (CDSS) including Steven B. Solomon, the Chief Executive and a Director of the Company, Chris A. Economou, a Director of the Company, Lawrence Lacerte, a former Director of the Company, and Phillip J. Romano, a former Director of the Company (the "Individual Defendants"). The suit alleged that in connection with an action filed in the Supreme Court of New York, New York County, to enforce a Settlement Term Sheet executed on July 7, 2000 by Meyers and CT Holdings, Meyers was awarded a judgment against CT Holdings in the amount of $3 million plus interest on the judgment at the rate of 9% from October 31, 2000 until the date of entry of that judgment and thereafter at the statutory rate (the "Judgment"). CT Holdings appealed the Judgment. The suit also alleged that CT Holdings' May 2002 spin-off of its interests in CDSS to CT Holdings' shareholders rendered CT Holdings insolvent and constituted a fraudulent conveyance to defraud CT Holdings' creditors, including Meyers. The suit asserted fraudulent conveyance claims against CDSS and CT Holdings pursuant to Delaware statutory and common law. The suit also asserted a claim against CDSS for successor liability as the alleged successor in interest or alter ego of CT Holdings. The suit alleged that the Individual Defendants who were officers and/or directors of CT Holdings at the time of the spin-off breached fiduciary duties allegedly owed to creditors of CT Holdings, including Meyers, by approving and allowing the spin-off transaction. The suit seeks to void the spin-off transaction or alternatively to hold CDSS liable for the Judgment including interest, to recover damages against the Individual Defendants in an amount not less than the Judgment including interest, plus an unspecified amount of punitive, consequential and incidental damages, as well as attorneys' fees and costs.

On August 23, 2006, CT Holdings and certain other parties entered into a Release and Settlement Agreement ("Agreement") by and among Meyers and their related parties (collectively, the "Meyers Released Parties") on the one hand and defendants CT Holdings Enterprises, Citadel Security Software Inc., Steven B. Solomon, Chris A. Economou, Lawrence Lacerte, Mark Rogers, Phillip J. Romano, Axel Sawallich, George Sharp and Gilbert Gertner (collectively "Defendants") on the other hand. The Agreement provides for the settlement of litigation filed by Meyers against defendants CDSS, CT Holdings Enterprises, certain of CDSS's current and former directors and officers, Steven B. Solomon, Chris E. Economou, Lawrence Lacerte, Mark Rodgers, Phillip J. Romano and Axel Sawallich in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Action") asserting various claims, and other litigation against CT Holdings and its former officers and directors (the "Actions"). Pursuant to the Agreement, CDSS paid the sum of $1,250,000 to Meyers in two payments, the first payment of $250,000 was made upon signing of the Agreement in August 2006 and the second payment of $1,000,000 was made on November 1, 2006 in accordance with the terms of the Agreement. The Defendants were released by the Plaintiffs from all claims in the actions 91 days after receipt of the payments, subject to the terms and conditions of the agreement. Accordingly, the Company reversed the accrued liability for Meyers legal claims during 2006 in the amount of $4,583,852 and recorded a benefit from a settlement of lawsuit in the same amount.

NOTE G - SUBEQUENT EVENTS

On February 14, 2007 the Company's shareholders approved a proposal to amend the Company's Certificate of Incorporation to combine shares of the Company's common stock to effect a one for 70 reverse stock split. A 1 for 70 reverse stock split would make available sufficient authorized shares of common stock to settle commitments to issue shares and to potentially facilitate a corporate transaction such as a merger or financing. Corporate transactions of this nature could improve liquidity, however there can be no assurance that the Company will enter into any corporate transaction to improve liquidity.

On March 2, 2007, following the effectiveness of the 1 for 70 reverse stock split, the 85,715 unissued shares related to a previously exercised option were issued to the CEO, 38,572 shares of common stock related to the conversion of a note payable to a shareholder were issued to the shareholder and the option for 1,014,286 shares held by CII exercised by CII.

On March 2, 2007, the CEO of the Company exercised his right to acquire 250,000 shares of the Company's common stock for providing up to $100,000 of cash to fund operating expenses of the Company.

On March 9, 2007 the Company awarded 110,000 shares of common stock to three directors and an officer of the Company. The Company expects to record stock based compensation expense during the first quarter of 2007 for the fair value of common shares of approximately $32,000.