Form 10QSB
period 2007-03-31
CT HOLDINGS ENTERPRISES INC
filed 2007-05-15
CIK 752789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-18718

CT HOLDINGS ENTERPRISES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	75-2242792
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

TWO LINCOLN CENTRE, SUITE 1600, 5420 LBJ FREEWAY, DALLAS, TEXAS 75240
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(214) 520-9292
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant,  (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No  ☐

Class                                                                                                                                                                             Outstanding at May 11, 2007

Common Stock, Par value $.01 per share                                                                                                                                2,397,264

Transitional Small Business Disclosure Format    Yes ☐ No ☑

CT HOLDINGS ENTERPRISES, INC.
FORM 10-QSB
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2007

CT HOLDINGS ENTERPRISES, INC.
UNAUDITED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$2,797	$197
TOTAL ASSETS	$2,797	$197

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,327	$392,681
Advance payable to officer	-	46,288
Note payable to shareholder including accrued interest of $0 and $7,801	-	16,801
Total current liabilities	65,327	455,770

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $0.01 stated value per share; 1,000,000 shares authorized;
No shares issued or outstanding	-	-
COMMON STOCK, $.01 par value per share; 60,000,000 shares authorized;
2,397,264 and 836,370 shares issued and outstanding at March 31, 2007 and December 31, 2006.	23,973	8,364
COMMON STOCK, pending issuance (38,572 shares at December 31, 2006)	-	600,000
COMMITMENT RECEIVABLE FROM OFFICER	(6,408)	-
ADDITIONAL PAID-IN CAPITAL	59,082,536	58,238,845
ACCUMULATED DEFICIT	(59,162,631)	(59,302,782)
Total stockholders’ deficit	(62,530)	(455,573)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,797	$197

The accompanying notes are an integral part of these consolidated financial statements.

CT HOLDINGS ENTERPRISES, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Revenue	$-	$-

General and administrative	61,917	73,665
Stock based compensation expense	34,800	-
Gain on settlement of liabilities	(237,281)	-
Interest expense	413	243,076
Income (loss) before income taxes	140,151	(316,741)
Provision for income taxes	-	-
Net income (loss)	$140,151	(316,741)
Net income (loss) per share - basic and diluted	$0.10	$(0.33)
Weighted average common shares outstanding - basic and diluted	1,415,009	960,656

The accompanying notes are an integral part of these consolidated financial statements.

CT HOLDINGS ENTERPRISES, INC.
 UNAUDITED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$140,151	$(316,741)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization of deferred debt discount	-	161,646
Accrual for litigation and related interest	-	68,607
Gain on settlement of accounts payable	(237,281)	-
Stock compensation expense	34,800	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	40,835	76,488
Payable to CDSS Wind Down Inc.	-	10,000
NET CASH USED IN OPERATING ACTIVITIES	(21,495)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued to officer for cash advance	24,095	-
Net increase in cash and cash equivalents	2,600	-
Cash and cash equivalents at the beginning of the period	197	197
Cash and cash equivalents at the end of the period	$2,797	$197

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Common stock issued to related party for legal services	$15,000	$-
Common stock issued to officer to settle advances and notes payable	$63,089	$-
Commitment receivable from an officer for shares of common stock	$6,408	$-
Contribution from CDSS to pay legal expenses	$109,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

CT HOLDINGS ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

These unaudited interim financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows of CT Holdings Enterprises, Inc. (“CT Holdings” or the “Company”).  On March 13, 2006 the Company changed its name from CT Holdings, Inc. to CT Holdings Enterprises, Inc.

Some information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the “Commission”).  The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.  These statements should be read together with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006 on file with the Commission.

Description of Business

CT Holdings provides management expertise including consulting on operations, marketing and strategic planning and a single source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies.  However, our business model is constrained by our lack of capital. At March 31, 2007, the Company does not hold any investments and does not have any products or services, customers or revenue,and the Company has no other lines of business.

Liquidity

The Company has incurred recurring operating losses and has a stockholders’ deficit at March 31, 2007 of $62,530. At March 31, 2007 there is a cash balance of $2,797 and current liabilities total $65,327. The Company has limited access to capital at March 31, 2007, no plans to raise capital, and management has not identified sources of capital at March 31, 2007. Past funding needs of the business have been provided by financings through notes payable, cash advances and additional investments from related parties, including the Company's CEO and CITN Investment Inc ("CII"), an affiliate of the Company’s CEO, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Reverse Stock Split

On February 14, 2007 our shareholders approved a proposal to amend the Company’s Certificate of Incorporation to combine shares of the Company’s common stock to effect a 1-for-70 reverse stock split. Share amounts have been adjusted to show the affects of the reverse stock split for all periods presented. A 1-for-70 reverse stock split would make available sufficient authorized shares of common stock to settle commitments to issue shares and to potentially facilitate a corporate transaction such as a merger or financing. Corporate transactions of this nature could improve liquidity, however there can be no assurance that the Company will enter into any corporate transaction to improve liquidity.

The Company will continue to require working capital to fund operating expenses. At March 31, 2007, the Company has not identified sources of capital nor does the Company have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Included in the weighted average number of common shares outstanding for the three months ended March 31, 2006 are 38,571 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock and 85,714 shares that would have been issued to the Company’s CEO when he exercised his right to exchange Parago shares for CT Holdings’ shares if the Company had the available authorized shares.  These shares have been included in the computation for the date that they would have been issued.  The effect of stock options for 41,679 shares of common stock outstanding at March 31, 2006 have been excluded from the weighted average shares computation as they are antidilutive. The Company had no common stock equivalents at March 31, 2007; therefore diluted earnings per share are the same as basic earnings per share.

Income Taxes

In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorieties before any part of thebenefit can be recorded in the financial statements. it also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to the financial statements as a result of implementation of FIN 48.

NOTE C – RELATED PARTY TRANSACTIONS

On March 2, 2007, the CEO exercised a right to acquire 250,000 shares of common stock for providing up to $100,000 of cash for working capital purposes. At December 31, 2006, the CEO had advanced the Company $46,288 against the $100,000 commitment and at March 31, 2007, $6,408 remained available under his commitment due to the Company. This amount were received by the Company subsequent to March 31, 2007. On March 9, 2007, in recognition of service to the Company, Mr. Economou, a director, was awarded 40,000 shares of common stock, Mr. Rogers, a director, was awarded 40,000 shares of common stock, Mr. Sawallich, a director, was awarded 20,000 shares of common stock, and Mr. Connelly, former Chief Financial Officer, was awarded 10,000 shares of common stock. During the first quarter of 2007, the Company issued 50,000 shares to a law firm in which the CEO’s brother-in-law is a partner, in exchange for a reduction in accrued legal expenses of $15,000. The Company also issued 5,000 shares each to two consultants. The Company recorded stock based compensation expense in the amount of $34,800 related to these issuances.

Also on March 2, 2007, following the effectiveness of the 1 for 70 reverse stock split, the 85,715 unissued shares related to a previously exercised option were issued to the CEO, 38,572 shares of common stock related to the conversion of a note payable to a shareholder were issued to the shareholder and 1,014,286 shares were issued to CII for an option exercised by CII.

Pursuant to the terms of the transition services agreement with CDSS Wind Down Inc. ("CDSS") until its termination in December 2006, the Company agreed to pay CDSS $10,000 per quarter (reduced in July 2005 from $7,500 per month) for the services of its CEO, CFO and accounting and information management staff, as well as office rent and indirect overhead expenses. No amount was owed at March 31, 2007 because all amounts owed under the transition services agreement were released on December 4, 2006 pursuant to an agreement between the Company and CDSS.

During the three months ended March 31, 2007, CDSS paid $109,500 in legal expenses on behalf of the Company. The $109,500 has been recorded as a contribution from CDSS.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussions should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.  Our year ends on December 31, and each of our quarters end on the final day of a calendar quarter (March 31, June 30, and September 30).  The following discussions contain forward-looking statements.  Please see Cautionary Statement Regarding Forward-Looking Statements and Risk Factors for a discussion of uncertainties, risks and assumptions associated with these statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. CT Holdings Enterprises, Inc. (“CT Holdings” or the “Company”) bases these forward-looking statements on its expectations and projections about future events, which CT Holdings has derived from the information currently available to it. In addition, from time to time, CT Holdings or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in CT Holdings’ filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of CT Holdings’ executive officers. For each of these forward-looking statements, CT Holdings’ claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or CT Holdings’ future performance, including but not limited to:

•           possible or assumed future results of operations;
•           future revenue and earnings; and
•           business and growth strategies.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to CT Holdings:

•	the uncertainty of general business and economic conditions;
•	the financial performance of our investments;
•	adverse developments, outcomes and expenses in legal proceedings; and
•	those described under Risk Factors included in this document.

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

We have received a report from our independent registered public accounting firm for our year ended December 31, 2006 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern. Although we had a significant gain for the year ended December 31, 2006, we have a history of recurring operating losses and have a significant working capital deficiency at March 31, 2007 of approximately $62,530. We had a cash balance of $2,797 at March 31, 2007 and current liabilities total approximately $65,327. We have limited access to capital, no plans to raise capital, and we have not identified sources of capital at March 31, 2007. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO and CII, an entity of which our CEO is an officer, director and 50% shareholder, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

OUR CEO AND HIS AFFILIATES CONTROL A MAJORITY OF OUR VOTING SHARES.

On February 14, 2007 our shareholders approved a proposal to amend the Company's Certificate of Incorporation to combine shares of the Company's common stock to effect a one for 70 reverse stock split. A 1 for 70 reverse stock split would make available sufficient authorized shares of common stock to settle commitments to issue shares and to potentially facilitate a corporate transaction such as a merger or financing. Following the reverse stock split and the issuance of shares that we were previously unable to issue due to the limited number of authorized shares, our CEO and his affiliates control a majority of the voting power of our common stock and may effect corporate transactions even if our other shareholders are opposed to such transactions. Corporate transactions of this nature could improve liquidity, however there can be no assurance that the Company will enter into any corporate transaction to improve liquidity.

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

     -    We face competition from other incubators, some of which are publicly- traded companies, venture capital companies and large corporations; many of these competitors have greater financial resources and brand  name recognition than we do, which may make it difficult for us to effectively compete.

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

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER, OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

We are dependent on our key officers, including Steven B. Solomon, our Chairman and Chief Executive Officer, and acting Chief Financial Officer, and our directors. Our business could be negatively impacted if we were to lose the services of one or more of these persons.

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

At March 31, 2007  our lack of available capital has limited our ability to raise sufficient capital to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. We expect that if and when capital becomes available to us, we may continue our business development and investment activities, however there can be no assurance that any capital will be available to us. Until such time as capital becomes available the Company's business activities will be limited to reviewing investment opportunities and filing of compliance documents.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED WITH THE YEAR ENDED MARCH 31, 2006

Our operations consist of costs and expenses for the activities to identify additional technologies companies in which we might invest, as well as costs associated with SEC reporting. We do not generate any revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended March 31, 2007 general and administrative expenses were $61,917. The Company also had $34,800 of stock compensation expense. General and administrative expenses declined $11,748 or 16% versus the $73,665 of total general and administrative expenses recorded for the three months ended March 31, 2006. The decrease is primarily due to lower legal and other professional fees. The Company also realized a $237,281 gain on settlement of accounts payable.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2007 and 2006 was $413 and $243,076, respectively. Interest expense during the first quarter of 2007 was not significant because the litigation accrual, advances and notes payable to officers and shareholders, the demand note payable to CDSS and the convertible note payable to CITN Investment Inc. ("CII") which, collectively, generated interest expense in the first quarter of 2006 were no longer outstanding during the three months ending March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent registered public accounting firm for our year ended December 31, 2006 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a significant stockholders' deficit at March 31, 2007 of approximately $62,530. We had a cash balance of $2,797 at March 31, 2007 and current liabilities total approximately $65,327. We have limited access to capital, no plans to raise capital and we have not identified sources of capital at March 31, 2007. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO, and CII however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. Achieving positive cash flow is currently highly dependent upon obtaining liquidity from our investments in unconsolidated affiliates. We have no plans at March 31, 2007 to raise additional capital to invest in new business opportunities.

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

Cash Used in Operating Activities

The net cash used in operating activities was approximately $21,000 for the three months ended March 31, 2007 resulting from a net profit of approximately $140,000 offset by non-cash charges of approximately $202,000, plus a net change in operating liabilities of approximately $41,000.

Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $24,000 consisting primarily of shares issued to the CEO for an advance made to the Company.

CONTRACTUAL OBLIGATIONS

There are no notes payable, other long-term debt obligations, capital lease obligations, operating lease obligations or long-term capital purchase commitments at March 31, 2007.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the three months ended March 31, 2007, the period covered by the Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following approval by our stockholders of the reverse split referred to in Item 4 below, we had sufficient authorized shares of our common stock to permit us to issue shares in fulfillment of prior obligations, including the following:

Steven B. Solomon, our CEO, had the right to receive 6,000,000 shares of our common stock that were issuable in February 2004 when Mr. Solomon exercised his right to exchange 5,000,000 (pre 1:1,000 reverse stock split) shares of Parago common stock. Prior to the reverse split, the issuance of all 6,000,000 shares would have caused the number of shares outstanding to exceed our authorized shares of 60,000,000, and Mr. Solomon had previously waived his right to receive these shares until such time as the shares were available. Following the reverse split, Mr. Solomon received 85,714 shares of our common stock as a result of this transaction.

CITN Investment Inc. (which is owned 50% by each of Mr. Solomon, our CEO, and Lawrence Lacerte, a 5% stockholder) owned fully vested options to purchase 51% of the shares of our common stock (approximately 71,000,000 pre-reverse split shares) at an exercise price equal to the par value of the shares. This option was granted in connection with the settlement of a demand note that was in default, and the option would expire on the earlier of (a) 60 days after the approval of the reverse split or an increase in our authorized capital that would permit the exercise of the option or (b) May 18, 2011. Following the reverse split, CII would own an option to purchase 51% of the fully diluted shares of our common stock (approximately 1,014,285 shares) at an exercise price equal to the par value per share.  Following the reverse split, this option was exercised.

We had agreed to issue 2,700,000 shares of common stock to Mr. Thomas Oxley, a 5% stockholder, at such time as they became authorized or additional capital stock was available, whether by means of an increase to our authorized common stock or by the reverse stock split. During the first quarter of 2003, Mr. Oxley converted a $600,000 note convertible note payable into 2,700,000 shares of our common stock. Since the issuance of all 2,700,000 shares would have caused the number of shares outstanding to exceed our authorized number of shares (60,000,000), Mr. Oxley had waived his right to these shares until such time as the shares were available. Following the reverse split, Mr. Oxley received 38,571 shares of our Common Stock as a result of this transaction.

On March 2, 2007, Mr. Solomon exercised a right to acquire 250,000 shares of common stock for providing up to $100,000 of cash for working capital purposes.

On March 9, 2007, in recognition of their service to the Company, Mr. Economou, a director, was awarded 40,000 shares of common stock, Mr. Rogers, a director, was awarded 40,000 shares of common stock, Mr. Sawallich, a director, was awarded 20,000 shares of common stock, Mr. Connelly, former Chief Financial Officer, was awarded 10,000 shares of common stock, and an employee was awarded 5,000 shares of common stock.

The shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”) by virtue of the exemption provided in Section 4(2) of the Securities Act or Rule 701 under the Securities Act for the issuance to the employee. The issuances did not involve a public offering and the purchasers were accredited investors (other than the issuance to the employee).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of shareholders was held on February 14, 2007 to vote on a proposal to effect a reverse stock split on a one for seventy basis.  The following table presents the results of the shareholder vote

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non-Votes
PROPOSAL 1 - Authorization of an amendment of the company's certificate of incorporation to combine shares of the company's common stock to effect a one-for-seventy reverse stock split, which is to be effected if finally approved by the board.	49,784,721	1,137,079	125,115	None

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007	CT HOLDINGS ENTERPRISES, INC.
By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer (Duly Authorized Signatory and Principal Executive Officer)

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, Acting Chief Financial Officer (Duly Authorized Signatory and Principal Accounting and Financial Officer)