Form 10QSB
period 2007-06-30
CT HOLDINGS ENTERPRISES INC
filed 2007-08-10
CIK 752789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-18718

CT HOLDINGS ENTERPRISES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	75-2242792
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

2100 MCKINNEY AVE., SUITE 1500, DALLAS, TEXAS 75201
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(214) 750-2452
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

TWO LINCOLN CENTER, SUITE 1600, DALLAS, TEXAS 75240
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant,  (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

Class	Outstanding at August 10, 2007

Common Stock, Par value $.01 per share	2,894,675

Transitional Small Business Disclosure Format  Yes  ☐  No  ☒

CT HOLDINGS ENTERPRISES, INC.
FORM 10-QSB
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2007

CT HOLDINGS ENTERPRISES, INC.
UNAUDITED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$271	$197

TOTAL ASSETS	$271	$197

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$57,418	$392,681
Advance payable to officer	6,092	46,288
Note payable to shareholder including accrued interest of
$0 and $7,801	-	16,801

Total current liabilities	63,510	455,770

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $0.01 stated value per share; 1,000,000 shares authorized;
No shares issued or outstanding	-	-
COMMON STOCK, $.01 par value per share; 60,000,000 shares authorized;
2,397,264 and 836,370 shares issued and outstanding at June 30, 2007 and
December 31, 2006.	23,973	8,364
COMMON STOCK, pending issuance (38,572 shares at December 31, 2006)	-	600,000
ADDITIONAL PAID-IN CAPITAL	59,082,536	58,238,845
ACCUMULATED DEFICIT	(59,169,748)	(59,302,782)

Total stockholders’ deficit	(63,2389)	(455,573)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$271	$197

The accompanying notes are an integral part of these financial statements.

CT HOLDINGS ENTERPRISES, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED,		SIX MONTHS ENDED
	JUNE 30		JUNE 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-

General and administrative expense	7,117	48,895	69,034	122,560
Stock based compensation expense	-	-	34,800	-
Gain on settlement of liabilities		-	-	- -
Debt settlement gain	-	(280,359)	(237,281)	(280,359)
Interest expense	-	168,266	413	411,342

Income (loss) before income taxes	(7,117)	63,198	133,034	(253,543)
Provision for income taxes	-	-	-	-

Net income (loss)	$(7,117)	$63,198	$133,034	$(253,543)

Net income (loss) per share - basic and diluted	$0.00	$0.00	$0.07	$0.00

Weighted average common shares outstanding
- basic and diluted	2,397,264	67,245,928	1,920,839	67,245,928

The accompanying notes are an integral part of these financial statements.

CT HOLDINGS ENTERPRISES, INC.
 UNAUDITED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDE
	JUNE 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$133,034	$(253,543)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization of deferred debt discount	-	250,290
Accrual for litigation and related interest	-	137,951
Gain on settlement of accounts payable	(237,281)	(280,359)
Stock compensation expense	34,800	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	26,518	125,661
Payable to CDSS Wind Down Inc.	-	20,000

NET CASH USED IN OPERATING ACTIVITIES	(42,929)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued to officer for cash advance	36,911	-
Cash advance from officer	6,092	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	43,003	-
Net increase in cash and cash equivalents	74	-

Cash and cash equivalents at the beginning of the period	197	197

Cash and cash equivalents at the end of the period	$271	$197

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Common stock issued to related party for legal services	$15,000	$-

Common stock issued to officer to settle advances and notes payable	$63,089	$-

Contribution from CDSS to pay legal expenses	$109,500	$-

Payment of liability by officer recorded as an advance	$-	$20,000

The accompanying notes are an integral part of these financial statements.

CT HOLDINGS ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows of CT Holdings Enterprises, Inc. (“CT Holdings” or the “Company”).  On March 13, 2006 the Company changed its name from CT Holdings, Inc. to CT Holdings Enterprises, Inc.

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

Description of Business

CT Holdings provides management expertise including consulting on operations, marketing and strategic planning and a single source of capital to early stage technology companies. The Company was incorporated in Delaware in 1992. The business model is designed to enable the companies with whom the Company acquires or invests to become market leaders in their industries. The strategy over the years has led to the development, acquisition and operation of technology based businesses with compelling valuations and strong business models. The goal is to realize the value of these investments for the Company's shareholders through a subsequent liquidity event such as a sale, merger or initial public offering of the investee companies.  However, our business model is constrained by our lack of capital. At June 30, 2007, the Company does not hold any investments and does not have any products or services, customers or revenue, and the Company has no other lines of business.

Liquidity

The Company has incurred recurring operating losses and has a stockholders' deficit at June 30, 2007 of $63,239. At June 30, 2007 there is a cash balance of $271 and current liabilities total $63,510. The Company has limited access to capital at June 30, 2007, no plans to raise capital, and management has not identified sources of capital at June 30, 2007. Past funding needs of the business have been provided by financings through notes payable, cash advances and additional investments from related parties, including the Company's CEO and CITN Investment Inc ("CII"), an affiliate of the Company’s CEO, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Reverse Stock Split

On February 14, 2007 our shareholders approved a proposal to amend the Company’s Certificate of Incorporation to combine shares of the Comany’s common stock to effect a one for 70 reverse stock split. A 1 for 70 reverse stock split would make available sufficient authorized shares of common stock to settle commitments to issue shares and to potentially facilitate a corporate transaction such as a merger or financing. Corporate transactions of this nature could improve liquidity, however there can be no assurance that the Company will enter into any corporate transaction to improve liquidity. The effect of this reverse split has been reflected in all share data for all periods presented.

The Company will continue to require working capital to fund operating expenses. At June 30, 2007, the Company has not identified sources of capital nor does the Company have any plans to raise sufficient amounts of capital to settle liabilities or to fund business development activities.

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

Included in the weighted average number of common shares outstanding for the three and six months ended June 30, 2006 are 38,571 shares that would have been issued when a shareholder exercised his right to convert a note payable to common stock and 85,714 shares that would have been issued to the Company’s CEO when he exercised his right to exchange Parago shares for CT Holdings’ shares if the Company had the available authorized shares.  These shares have been included in the computation for the date that they would have been issued.  The effect of stock options for 41,679 shares of common stock outstanding at June 30, 2006 have been excluded from the weighted average shares computation as they are antidilutive. The Company had no common stock equivalents at June 30, 2007; therefore, for the three and six month periods ended June 30, 2007, diluted earnings per share are the same as basic earnings per share.

Income Taxes

In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorieties before any part of thebenefit can be recorded in the financial statements. it also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48.

NOTE B – RELATED PARTY TRANSACTIONS

On March 2, 2007, the CEO exercised a right to acquire 250,000 shares of common stock for providing up to $100,000 of cash for working capital purposes. At December 31, 2006, the CEO had advanced the Company $46,288 against the $100,000 commitment and at March 31, 2007, $6,408 remained available under his commitment due to the Company. This amount was received by the Company subsequent to March 31, 2007. On March 9, 2007, in recognition of service to the Company, Mr. Economou, a director, was awarded 40,000 shares of common stock, Mr. Rogers, a director, was awarded 40,000 shares of common stock, Mr. Sawallich, a director, was awarded 20,000 shares of common stock, and Mr. Connelly, former Chief Financial Officer, was awarded 10,000 shares of common stock. During the first quarter of 2007, the Company issued 50,000 shares to a law firm in which the CEO’s brother-in-law is a partner, in exchange for a reduction in accrued legal expenses of $15,000. The Company also issued 5,000 shares each to two consultants. The Company recorded stock based compensation expense in the amount of $34,800 related to these issuances.

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

On June 30, 2007, the Company received a cash advance from its CEO of approximately $6,000 for the purpose of paying various vendors.

On August 7, 2007, the Company issued 500,000 shares of restricted common stock to Steven B. Solomon, the Company’s Chief Executive Officer, in connection with his services to the Company and further advances of funds. The Company issued the restricted common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, pursuant to a transaction to one accredited investor not involving any public offering.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE C – SUBSEQUENT EVENT
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. CT Holdings Enterprises, Inc. (“CT Holdings” or the “Company”) bases these forward-looking statements on its expectations and projections about future events, which CT Holdings has derived from the information currently available to it. In addition, from time to time, CT Holdings or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in T Holdings’ filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of CT Holdings’ executive officers. For each of these forward-looking statements, CT Holdings’ claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or CT Holdings’ future performance, including but not limited to:

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

We have received a report from our independent registered public accounting firm for our year ended December 31, 2006 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern. Although we had a significant gain for the year ended December 31, 2006, we have a history of recurring operating losses and have a significant working capital deficiency at June 30, 2007 of $63,239. We had a cash balance of $271 at June 30, 2007 and current liabilities total approximately $63,510. We have limited access to capital, no plans to raise capital, and we have not identified sources of capital at June 30, 2007. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO and CII, an entity of which our CEO is an officer, director and 50% shareholder, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

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

MEMBERS OF OUR BOARD OF DIRECTORS MAY HAVE INTERCOMPANY CONFLICTS OF INTEREST AFTER OUR SPIN-OFF.

Members of the board of directors and management of CT Holdings own shares of both CDSS Wind Down Inc. ("CDSS"), formerly known as Citadel Security Software Inc., and CT Holdings common stock. Following the spin-off, three of the four directors of CT Holdings became directors of CDSS, and the Chief Executive Officer of CT Holdings also serves as Chief Executive Officer of CDSS.  The assets of CDSS were sold in December 2006 and since the sale CDSS has been in the process of settling liabilities and winding down its remaining operations prior to its liquidation. These relationships could create, or appear to create, potential conflicts of interest when our directors and executives are faced with decisions that could have different implications for CDSS and CT Holdings. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of CT Holdings.

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

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER / CHIEF FINANCIAL OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

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

At June 30, 2007 our lack of available capital has limited our ability to raise sufficient capital to invest in additional companies and technologies that could offer us and our shareholders a reasonable rate of return on their investment in the foreseeable future. We expect that if and when capital becomes available to us, we may continue our business development and investment activities, however there can be no assurance that any capital will be available to us. Until such time as capital becomes available the Company's business activities will be limited to reviewing investment opportunities and filing of compliance documents.

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED WITH THE YEAR ENDED JUNE 30, 2006

Our operations consist of costs and expenses for the activities to identify additional technologies and companies in which we might invest, as well as legal defense costs and costs associated with SEC reporting.  We do not generate any revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

During the three and six months ended June 30, 2007 general and administrative expenses were $7,117 and $69,034, respectively. This compares to $48,895 and $122,560, respectively, for the three and six month periods ending June 30, 2006. General and administrative expenses declined $41,778, or 85%, and $53,526, or 44%, for the three and six month periods, respectively, primarily due to lower legal and other professional fees. The Company had $34,800 of stock compensation expense for the six month period ending June 30, 2007 versus none in the comparable period in 2006. The Company also realized a $237,281 gain on settlement of accounts payable in the first six months of 2007.

INTEREST EXPENSE

We had no interest expense during the three month period ended June 30, 2007 and $413 during the six month period ended June 30, 2007 compared to $168,266 and $411,342, respectively, in 2006. Interest expense during the first two quarters of 2007 was not significant because the litigation accrual, advances and notes payable to officers and shareholders, the demand note payable to Citadel and the convertible note payable to CITN Investment Inc. ("CII") which, collectively, generated interest expense in the first two quarters of 2006 were no longer outstanding during the three and six month periods ending June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent registered public accounting firm for our year ended December 31, 2006 containing an explanatory paragraph that describes the uncertainty regarding our ability to continue as a going concern due to our recurring operating losses and our significant working capital deficiency. Historically, we have incurred recurring operating losses and have a stockholders' deficit at June 30, 2007 of approximately $63,239. We had a cash balance of $271 at June 30, 2007 and current liabilities total approximately $63,510. We have limited access to capital, no plans to raise capital and we have not identified sources of capital at June 30, 2007. Our past funding needs of the business have been provided by financings through short-term notes payable and additional investments from related parties, including our CEO and CII, however there can be no assurance that such funds will be available from these related parties in the future. The Company has been and continues to be dependent upon outside financing to perform its business development activities, make investments in new technology companies and to fund operations.

Our plans to continue to support and expand our business development activities are limited due to a lack of identification and availability of near term capital. As a result, it is unlikely that the implementation of the Company's business strategy will generate positive cash flow in the foreseeable future. We have no plans at June 30, 2007 to raise additional capital to invest in new business opportunities.

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

Cash Used in Operating Activities

The net cash used in operating activities was approximately $43,000 for the six months ended June 30, 2007 resulting from a net profit of approximately $133,000 offset by non-cash charges of approximately $202,000, plus a net change in operating liabilities of approximately $27,000.

Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $43,000 consisting primarily of shares issued to the CEO for an advance made to the Company.

CONTRACTUAL OBLIGATIONS

There are no notes payable, other long-term debt obligations, capital lease obligations, operating lease obligations or long-term capital purchase commitments at June 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the six months ended June 30, 2007, the period covered by the Form 10-QSB. Based upon that evaluation, the Company's principal executive and financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed on the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission’s rules and forms and that information required to be disclosed in the reports the Company files or submits is accumulated and communicated to management including the CEO / CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 10, 2007	CT HOLDINGS ENTERPRISES, INC.

By:/s/ STEVEN B. SOLOMON
Steven B. Solomon, President and Chief Executive Officer
(Duly Authorized Signatory and Principal Executive
Officer and Acting Principal Accounting and Financial
Officer)