Form 10KSB
period 2007-12-31
Xcorporeal, Inc.
filed 2008-03-25
CIK 752789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 001-31608

XCORPOREAL, INC.
(Name of small business issuer in its charter)

Delaware	75-2242792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12121 Wilshire Blvd., Suite 350	Los Angeles, California 90025
(Address of principal executive offices)	(City, State and Zip Code)

Issuer’s telephone number (310) 923-9990

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.0001 par value per share
(Title of class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the past 60 days: $14,188,320 as of March 18, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,372,472 shares of common stock as of March 18, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Xcorporeal and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Xcorporeal, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Xcorporeal on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•  our capital needs and ability to obtain financing

•  our ability to successfully research and develop marketable products

•  our ability to obtain regulatory approval to market and distribute our products

•  anticipated trends and conditions in the industry in which we operate, including regulatory changes

•  general economic conditions

•  other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

PART I

Item 1. Description of Business

Business

Overview

We are a medical device company developing an innovative extra-corporeal platform technology to be used in devices to replace the function of various human organs. These devices will seek to provide patients with improved, efficient and cost effective therapy. The platform leads to three initial products:

•  A Portable Artificial Kidney (PAK) for hospital Renal Replacement Therapy (RRT)

•  A PAK for home hemodialysis

•  A Wearable Artificial Kidney (WAK) for continuous ambulatory hemodialysis

For the hospital market, we are developing a portable, multifunctional renal replacement device that will offer cost-effective therapy for those patients suffering from Acute Renal Failure (ARF) causing a rapid decline in kidney function. In the U.S., the disease affects more than 200,000 patients annually with a mortality rate approaching 50%, according to a study published in the Clinical Journal of American Society of Nephrology in 2006. The Xcorporeal platform technology is designed for the hospital market since the technology is designed to provide cost-effective, continuous therapy. We have completed our functional prototype of the product, which is currently undergoing bench testing, and will submit a 510(k) filing with the Food and Drug Administration (FDA) during the fourth quarter of 2008.

We also plan to commercialize a home hemodialysis device for the End Stage Renal Disease (ESRD) market, comprised of patients in whom the kidneys have ceased to function. Our devices are intended to combine the best attributes of currently marketed home hemodialysis machines to create hemodialysis devices that offer patients convenient, durable and truly portable treatments at home. We believe our devices will provide a cost-effective alternative to current home treatment modalities, due to their ability to offer hemodialysis without the need for large quantities of dialysate fluid or purified water. We have also completed our functional prototype of the product, which is currently undergoing bench testing, and we will submit a 510(k) with the FDA during the second half of 2009.

Our WAK is a device for the chronic treatment of ESRD. We have successfully demonstrated a prototype system that weighs less than 6 kg., is battery operated, and can be worn by an ambulatory patient. Our miniature, wearable device will enable continuous (up to 24 hours × 7 days per week) renal replacement therapy on a chronic basis at home. Increasing dialysis time has previously been shown to reduce morbidity and improve quality of life in ESRD patients. The WAK has recently been featured in articles written by the Los Angeles Times, The Lancet, Kidney International, and various other medical periodicals.

We are a development stage company, have been unprofitable since our inception, and will incur substantial additional operating losses for at least the next twelve months as we continue to implement commercial operations and allocate significant and increasing resources to research, development, clinical trials, and other activities. Accordingly, our historical operations and financial information are not indicative of our future operating results, financial condition, or ability to operate profitably as a commercial enterprise.

Since we began implementing our current business model on August 31, 2006, we have accomplished the following milestones:

•	Raised over $29 million in equity financing

•	Recruited experienced independent board members

•	Recruited top industry management team and scientific staff

•	Advanced the clinical studies for our technology

•	Advanced the development of our technology.

For the coming year, we plan to test and develop the technology for our extra-corporeal platform. We will also implement our validation and verification strategy including bench testing, clinical testing and regulatory strategy in the U.S. and abroad. Some of our products may qualify for the 510(k) regulatory process in the U.S. based on the existence of predicate devices. Other products, for example our WAK, are likely to require a full PMA review which will be longer and more expensive.

While we may eventually exploit our technology’s potential Congestive Heart Failure (CHF) applications through licensing or strategic arrangements, we will focus initially on the renal replacement applications described above.

Research and Development

R&D Team

We haves recruited and currently employ a talented interdisciplinary team of scientists and engineers who are developing our products. The team includes engineering leaders from within the dialysis field who provide state of the art as well as historical insights into dialysis equipment. The team also includes seasoned engineers from related medical fields providing us with cutting edge technology in the areas of fluidics, sensors and electronics. In addition, we have retained a medical device consulting firm, The Aubrey Group, Inc., an FDA-registered third-party contract developer and manufacturer of medical devices, to provide engineering support in the development of the PAK.

We incurred $7.1 million and $1.3 million in research and development costs in 2007 and 2006, respectively.

Portable Artificial Kidney

The PAK is a multifunctional device that will perform hemodialysis, hemofiltration, and ultrafiltration under direct medical supervision. A variation of this device will be developed for chronic home hemodialysis. An initial prototype of the PAK, capable of performing the basic functions of a hemodialysis machine, and demonstrating our unique new fluidics circuit, was completed at the end of 2007. Further refinements of this prototype including the addition of safety sensors and electronic controls is now in progress. The final product design of the PAK will be completed by mid 2008 and units will undergo final verification and validation prior to a 510(k) submission for clinical use under direct medical supervision. A clinical study will not be required for this submission.

Wearable Artificial Kidney

A clinical feasibility study with a research prototype of the WAK was conducted in London in March 2007. In that study, the WAK was successfully tested in eight patients with end-stage renal disease. Patients were treated for up to 8 hours with adequate clearances of urea and creatinine. The device was well tolerated and patients were able to conduct activities of normal daily living including walking and sleeping. There were no serious adverse events although clotting of the dialyzer occurred in two patients. To our knowledge, this is the first successful demonstration of a Wearable Artificial Kidney in man.

This year we are making substantial improvements to the WAK design intended to move it from a feasibility prototype to a product prototype. These include improvement of the heparin pumping system intended to address the dialyzer clotting problem, the addition of safety sensors required for commercial dialysis equipment, the addition of electrical controls to provide a convenient user interface, improvements to the blood flow circuit and further miniaturization of the device to improve fit to the human body. Additional clinical studies will be conducted upon completion of the prototype.

Third-party Arrangements

In July 2007, we entered into an agreement with Aubrey for the design and development of subsystems of the PAK. The PAK will be designed for intermittent hemodialysis or Continuous Renal Replacement Therapy (CRRT) in a clinical setting as well as for treatments in a home setting. The development is expected to be complete by the end of 2008. Total labor and material costs over the term of the Aubrey agreement are budgeted at approximately $5.1 million, though we can terminate the agreement at any time with 30 business days notice.

We also contract with other third parties to assist in our research and development efforts and to supplement our internal resources while we continue to grow our organization.

Government Regulation

US Regulation

We are subject to extensive government regulation relating to the development and marketing of our products. Due to the relatively early nature of our development efforts, we have not yet confirmed with the FDA its view of the regulatory status of any of our products.

To support a regulatory submission, the FDA may require clinical studies to show safety and effectiveness. While we cannot currently state the nature of the studies the FDA may require due to our early stage of product development, it is likely that some products we attempt to develop will require time-consuming clinical studies in order to secure approval.

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

In the US, medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls, including labelling, pre-market notification and adherence to the FDA’s Good Manufacturing Practices (GMP), Class II devices are subject to general and special controls, including performance standards, post-market surveillance, patient registries and FDA guidelines, and Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, that is, life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices. Because of their breakthrough nature, some of our devices may be considered Class III.

Before new class II medical devices, such as most of our products, can be marketed, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the Federal Food, Drug and Cosmetic (FDC) Act. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow us to enter into supply contracts and criminal prosecution. A 510(k) clearance will typically be granted by the FDA, if it can be established that the device is substantially equivalent to a “predicate device,” which is a legally marketed Class I or II device or a pre-amendment Class III device (that is, one that has been marketed since a date prior to May 28, 1976), for which the FDA has not called for pre-market approval (PMA). The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence, which may include a requirement to submit human clinical trial data. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer.

If clearance or approval is obtained, any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. We will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labelling regulations, GMP requirements, Medical Device Reporting (MDR) regulation which requires a manufacturer to report to the FDA certain types of adverse events involving its products, and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses.

European Community

International Organization for Standards (ISO) standards were developed by the European Community (EC) as a tool for companies interested in increasing productivity, decreasing cost and increasing quality. The EC uses ISO standards to provide a universal framework for quality assurance and to ensure the good quality of products and services across borders. The ISO standards (it is now ISO13485) have facilitated trade throughout the EC, and businesses and governments throughout the world are recognizing the benefit of the globally accepted uniform standards. Any manufacturer we utilize for purposes of producing our products (including us, if we manufacture any of our own products) will be required to obtain ISO certification to facilitate the highest quality products and the easiest market entry in cross-border marketing. This will enable us to market our products in all of the member countries of the EC. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the European Economic Area.

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

Competition

We compete directly and indirectly with other biotechnology and healthcare equipment businesses, including those in the dialysis industry. The major competitors for our platform technology are those companies manufacturing and selling dialysis equipment and supplies. We anticipate that some of our primary competitors will be companies such as Baxter, Fresenius, Gambro, NxStage and B Braun. We will compete with these companies in the critical care markets as well as dialysis clinics, and the home and wearable application markets. In many cases, these competitors are larger and more firmly established than we are. In addition, our competitors have greater marketing and development budgets and greater capital resources than our company. Others are working on portable and wearable peritoneal dialysis machines and competitors are working on portable hemodialysis machines, but we are not aware of any other wearable hemodialysis machines currently under development.

License Agreement

On September 1, 2006, we entered into the License Agreement with National Quality Care, Inc. (NQCI) pursuant to which we obtained exclusive rights to our technology relating to the treatment of kidney failure and other applications, with no geographic restrictions, that will last for a period of ninety-nine years or until the expiration of NQCI’s proprietary rights in each item of intellectual property, if earlier. As consideration for granting the license, we agreed to reimburse designated costs and expenses of our licensor, and pay a minimum royalty of 7% of net sales, with an annual minimum royalty of $250,000.

Patents and Trademarks

We have exclusive licenses to three issued US patents, U.S. Patent No. 7,309,323 entitled “Wearable continuous renal replacement therapy device,” No. 7,276,042 entitled “Low hydraulic resistance cartridge,” and No. 6,960,179 entitled “Wearable continuous renal replacement therapy device.” We also have exclusive licenses to several pending U.S. patent applications, including U.S. Patent Application No. 11/500,572 entitled “Dual-ventricle pump cartridge, pump, and method of use in a wearable continuous renal replacement therapy device.”

In addition to our exclusive licenses, we are actively protecting inventions that are commercially important to our business by developing our own intellectual property and filing and prosecuting our own patents. We currently have 14 pending U.S. patent applications.

We also have pending applications to register our trademarks, “Xcorporeal” and “Xcorporeal WAK.”

Business Development

Formation, Merger and Name Change

We were incorporated in the State of Delaware in 1992. Prior to March 13, 2006, when we changed our name to CT Holdings Enterprises, Inc., we were engaged in an unrelated business. As of June 30, 2007, we did not conduct any active business and were considered a “shell” company under applicable federal securities laws. On August 10, 2007, we entered into a merger agreement with Xcorporeal, Inc. (“pre-merger Xcorporeal”), which conducted the business described in this report. The merger became effective on October 12, 2007. Pre-merger Xcorporeal became our wholly-owned subsidiary and changed its name to Xcorporeal Operations, Inc. We changed our name from CT Holdings Enterprises, Inc. to Xcorporeal, Inc. All of our former officers and directors resigned, and all of the officers and directors of pre-merger Xcorporeal became our officers and directors effective as of October 12, 2007. As used in this report, the terms “Xcorporeal”, “Company”, “we”, “our” and like references mean Xcorporeal, Inc., a Delaware corporation, and prior to October 12, 2007, our subsidiary now known as Xcorporeal Operations, Inc.

On August 31, 2006, we entered into a Contribution Agreement with Consolidated National, LLC (CNL), which is owned and controlled by our current Executive Chairman, giving us the right to enter into a License Agreement with NQCI. We issued 9,600,000 shares of common stock, a 96% voting interest in our company, to CNL in exchange for all of its right, title, and interest to the name “Xcorporeal” and related trademark applications and domain names, and the right to enter into the License Agreement. Prior to the August 31, 2006 transaction, Xcorporeal Operations, Inc. was a shell corporation.

On September 1, 2006, we entered into a License Agreement with NQCI, pursuant to which it obtained the exclusive rights to the technology relating to our congestive heart failure treatment, kidney failure treatment, and other medical devices. As a result, we became a developmental stage company focused on researching, developing, and commercializing technology and products related to the treatment of kidney failure and congestive heart failure.

On December 1, 2006, we initiated arbitration proceedings against NQCI for its breach of the License Agreement, which remains pending. On December 29, 2006, NQCI served us with a written notice purporting to terminate the License Agreement for unspecified alleged breaches. On January 2, 2007, we advised NQCI that we did not consent to termination of the License Agreement, that we have not breached the License Agreement, and that NQCI has no right to unilaterally terminate the License Agreement in any event. Accordingly, the License Agreement cannot be terminated.

Delaware Amended and Restated Certificate of Incorporation

Effective October 12, 2007 and pursuant to the August 10, 2007 merger agreement, we changed our name to “Xcorporeal, Inc.” and amended and restated our certificate of incorporation and bylaws to read as the certificate of incorporation and bylaws of pre-merger Xcorporeal. Pre-merger Xcorporeal amended its certificate of incorporation to change its name to “Xcorporeal Operations, Inc.” As a result, our authorized common stock changed from 60,000,000 shares to 40,000,000 common shares, and our authorized preferred stock changed from 1,000,000 shares to 10,000,000 shares resulting in total authorized capital stock of 50,000,000 shares with a par value of $0.0001

Terminated Merger Agreement

On September 1, 2006, we entered into a Merger Agreement with NQCI which contemplated that we would acquire NQCI as a wholly owned subsidiary pursuant to a triangular merger, or we would issue to NQCI shares of our common stock in consideration of the assignment of the technology relating to our WAK and other medical devices.

The merger was not consummated, and the Merger Agreement expired by its own terms on December 31, 2006. In addition, on December 29, 2006, NQCI served written notice that it was terminating the Merger Agreement, and on January 2, 2007, we consented to the termination. Accordingly, the Merger Agreement is now terminated. We will not be proceeding with any merger with NQCI.

Employees

At December 31, 2007, we had approximately 20 full-time employees. During 2008, we plan to add additional employees, particularly in the areas of product development, regulatory affairs, and quality assurance. We expect our headcount to reach approximately 30 employees by the end of the year. We also utilize, whenever appropriate, contract and part-time professionals in order to conserve cash and resources.

Reports to Security Holders

We will send an annual report including audited financial statements to all of our stockholders of record. Anyone may obtain a copy of our annual report without charge by writing us at: Investor Relations, Xcorporeal, Inc, 12121 Wilshire Blvd. Suite 350, Los Angeles, California 90025.

We file reports with the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934, as amended, including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy statements and other information.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Risk Factors

You should carefully consider and evaluate all of the information in this report, including the risk factors listed below. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report.

Risks Related to Our Business

Our limited operating history may make it difficult to evaluate our business to date and our future viability.

We are in the early stage of operations and development, and have only a limited operating history on which to base an evaluation of our business and prospects, having commenced operations in August 2006 in accordance with our new business plan and entry into the medical devices industry. In addition, our operations and developments are subject to all of the risks inherent in the growth of an early stage company. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as regulatory setbacks and delays, fluctuations in expenses, competition, the general strength of regional and national economies, and governmental regulation. Any failure to successfully address these risks and uncertainties would seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future. We have generated no revenues to date, and there can be no assurance that we will be able to successfully develop our products and penetrate our target markets.

We expect to continue to incur operating losses, and if we are not able to raise necessary additional funds we may have to reduce or stop operations.

We have not generated revenues or become profitable, may never do so, and may not generate sufficient working capital to cover the cost of operations. Our existing cash, cash equivalents and marketable securities may not be sufficient to fund our business until we can become cash flow positive and we may never become cash flow positive. No party has guaranteed to advance additional funds to us to provide for any operating deficits. Until we begin generating revenue, we may seek funding through the sale of equity, or securities convertible into equity, which could result in further dilution to our then existing stockholders. If we raise additional capital through the incurrence of debt, our business may be affected by the amount of leverage we incur, and our borrowings may subject us to restrictive covenants. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce or stop operations, any of which would have a material adverse effect on our business.

Our success will depend on our ability to retain our managerial personnel and to attract additional personnel.

Competition for desirable personnel is intense, and we cannot guarantee that we will be able to attract and retain the necessary staff. The loss of members of managerial, sales or scientific staff could have a material adverse effect on our future operations and on successful development of products for our target markets. The failure to maintain our management, particularly our Executive Chairman, Chief Financial Officer and Chief Medical and Scientific Officer, and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations. Although we will provide incentive compensation to attract and retain our key personnel, we cannot guarantee that these efforts will be successful.

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

We have begun investing in our financial and reporting systems. To comply with our public reporting requirements, and manage the anticipated growth of our operations and personnel, we will be required to continue to improve existing or implement new operational and financial systems, processes and procedures, and to expand, train and manage our employee base. Our current and planned systems, procedures and controls may not be adequate to support our future operations.

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, the need to comply with any new rules and regulations will continue to place significant demands on our financial and accounting staff, financial, accounting and information systems, and our internal controls and procedures, any of which may not be adequate to support our anticipated growth. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations, or if compliance can be achieved.

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

Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third parties. We will fully comply with the law in avoiding such infringements. However, within the medical devices industry, established companies have actively pursued such infringements, and have initiated such claims and litigation, which has made the entry of competitive products more difficult. We may experience such claims or litigation initiated by existing, better-funded competitors. Court-ordered injunctions may prevent us from bringing new products to market, and the outcome of litigation and any resulting loss of revenues and expenses of litigation may substantially affect our ability to meet our expenses and continue operations.

Confidentiality agreements with employees, licensees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, licensees, and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We compete against other dialysis equipment manufacturers with much greater financial resources and better established products and customer relationships, which may make it difficult for us to penetrate the market and achieve significant sales of our products.

Our proposed products will compete directly against equipment produced by Fresenius Medical Care AG, Baxter Healthcare Corporation, Gambro AB, NxStage Medical, Inc., B Braun, and others, each of which markets one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure.

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

The healthcare business in general, and the market for our products in particular, is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our proposed products. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better safety, convenience or effectiveness or are offered at lower prices. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.

We have not commissioned or obtained marketing studies which support the likelihood of success of our business plan.

No independent studies with regard to the feasibility of our proposed business plan have been conducted by any independent third parties with respect to our present and future business prospects and our capital requirements. In addition, there can be no assurances that our products or our treatment modality for ESRD will find sufficient acceptance in the marketplace to enable us to fulfil our long and short term goals, even if adequate financing is available and our products are approved to come to market, of which there can be no assurance.

An unfavorable result in the pending arbitration could have a material adverse effect on our business.

We consider the protection of our proprietary technology for treatment of kidney failure, which we have licensed and are developing, to be critical to our business prospects. We obtained the rights to some of our most significant patented and patent-pending technologies through a License Agreement with National Quality Care, Inc. (NQCI). On December 1, 2006 we initiated arbitration against NQCI for failure to fully perform its obligations under our License Agreement. NQCI has filed counterclaims seeking to invalidate the License Agreement and claiming monetary damages against us. If NQCI were to prevail on some or all of its claims, we could be prevented from using some or all of the patented technology we licensed from it. That could significantly impact our ability to use and develop our technologies, which would have a material adverse effect on our business and results of operations.

Our ability to utilize net operating loss carry forwards may be limited.

At December 31, 2007, we had net operating loss carry forwards (NOLs) for federal and state income tax purposes of approximately $12.2 million and of $12.0 million, respectively. The NOLs for federal and state income tax purposes begin to expire in 2021. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future Federal and California income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change” as defined in Section 382.  In general terms, an ownership change may result from transactions that have the effect of increasing the percentage ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, a corporation’s utilization of NOLs generated prior to the ownership change is subject to an annual limitation determined by multiplying the value of the corporation at the time of the ownership change by the “applicable long-term tax-exempt rate,” as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.

Risks Related to Our Industry

Our business will always be strictly regulated by the federal and other governments, and we cannot assure you that we will remain in compliance with all applicable regulation.

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payers, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payers increase efforts to control cost, utilization and delivery of healthcare services. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. In addition, clinical testing, manufacture, promotion and sale of our proposed products are subject to extensive regulation by numerous governmental authorities in the U.S., principally the FDA, and corresponding foreign regulatory agencies. Compliance with laws and regulations enforced by regulatory agencies that have broad discretion in applying them may be required for our medical products developed or used by us. Many healthcare laws and regulations applicable to our business are complex, applied broadly and subject to interpretation by courts and government agencies. Regulatory, political and legal action and pricing pressures could prevent us from marketing some or all of our products and services for a period of time or permanently. Moreover, changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We cannot assure you that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that we will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Any enforcement action by regulatory authorities with respect to past or future regulatory non-compliance could have a material adverse effect on our business, financial condition and results of operations. Non-compliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow us to enter into supply contracts and criminal prosecution.

Even if our proposed products are approved for market, we will be subject to continuing regulation. We will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labelling regulations, Quality System requirements, MDR regulations (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the criteria of foreign laws, regulations and requirements are often vague and subject to change and interpretation. Failure to comply with applicable international regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that we will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Any enforcement action by regulatory authorities with respect to past or future regulatory non-compliance could have a material adverse effect on our business, financial condition and results of operations.

Our failure to respond to rapid changes in technology and its applications and intense competition in the medical devices industry could make our treatment system obsolete.

The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be stymied if we require, but cannot secure, rights to essential third-party intellectual property. We may compete against companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our medical device products fail to compete favourably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, treatments or price strategies.

Product liability claims could adversely affect our results of operations.

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. In an effort to minimize our liability we purchase product liability insurance coverage. In the future, we may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for mandatory damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

Risks Related to Our Common Stock

Our stock price is volatile, and the value of your investment may decline.

Our common stock is traded on the American Stock Exchange, and trading volume is often limited and sporadic. As a result, the trading price of our common stock on AMEX is not necessarily a reliable indicator of our fair market value. The price at which our common stock trades is highly volatile, and may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new data, studies, products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.

Over 65% of our stock is controlled by a single stockholder who has the ability to substantially influence the election of directors and the outcome of matters submitted to stockholders.

As of December 31, 2007, Consolidated National, LLC (CNL), a limited liability company whose managing member is our Executive Chairman, directly owned 9,400,000 shares, which represent approximately 65.4% of our 14,372,472 shares of outstanding common stock. As a result, CNL presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders. The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial stockholder’s interest is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

We will need additional financing.

We will need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all. We may finance our business through the private placement or public offering of equity or debt securities. If we raise additional funds by issuing equity securities, such financing may result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technology or products, or to grant licenses on terms that are not favorable to us. Additional financing may not be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to execute or business plan and our shareholders may lose substantially all of their investment.

We became a publicly traded company through a merger with a public shell company, and we could be liable for unanticipated liabilities of our predecessor entity.

We became a publicly traded company through a merger effective October 12, 2007 between Xcorporeal, Inc. and CT Holdings Enterprises, Inc., a publicly traded shell company that had previously provided management expertise including consulting on operations, marketing and strategic planning and a single source of capital to early stage technology companies. Although we believe the shell company had substantially no assets and liabilities as of the merger, we may be subject to claims related to the historical business of the shell, as well as costs and expenses related to the merger.

Item 2: Description of Property

Description of Real Estate

We currently lease 4,352 square feet of corporate office space located at 12121 Wilshire Blvd., Suite 350, Los Angeles, California 90025, for monthly rent of $17,408 for the first year under a lease expiring February 28, 2013. We also lease 1,068 square feet of office and warehouse space for our product development located at Aubrey Group, Inc, 6 Cromwell, Suite 100, Irvine, California 92618 for monthly rent of $2,863 under a lease expiring December 31, 2008. Additionally, we lease two corporate apartments, approximately 550 and 800 square feet respectively, located in Irvine, for combined monthly rent of $3,760. All of the space is in good condition and we expect it to remain suitable to meet our needs for the foreseeable future.

Investment Policies

We invest available cash in short-term commercial paper, certificates of deposit, money market funds, and high grade marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. Investments, including certificates of deposit with maturity dates greater than three months when purchased and which have readily determined fair values are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At December 31, 2007, all of our cash was held in high grade money market funds and marketable securities.

Our investments consisted of the following:

	Years Ended December 31,
	2007	2006
Commercial Paper	$10,283,818	$-
Corporate Obligation	2,245,770	-
Money Market Fund	3,872,310	-
	$16,401,898	$-

Item 3: Legal Proceedings

On December 1, 2006, we initiated arbitration against National Quality Care, Inc. (NQCI) for its failure to fully perform its obligations under our License Agreement. On December 29, 2006, NQCI filed suit against us in Los Angeles County Superior Court entitled National Quality Care, Inc. v. Victor Gura, M.D., et al., Case No. BC364140. On January 5, 2007, we filed a petition to compel arbitration, and NQCI subsequently stipulated to resolve all claims in the pending arbitration. On March 20, 2007, the lawsuit was dismissed without prejudice. The arbitration hearing was completed on February 29, 2008, briefing should be completed by late April, and the arbitrator is expected to render an award next quarter. Based on the evidence presented at the hearing, we do not believe there is any reasonable likelihood that NQCI will prevail on its claims.

Item 4: Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on November 26, 2007. Two proposals were submitted to stockholders for approval, each of which passed with voting results as follows:

1. Election of Directors:

	For	Withhold
Terren S. Peizer	9,850,654	38
Daniel S. Goldberger	9,848,655	2,037
Victor Gura, M.D.	9,850,651	41
Jay A. Wolf	9,850,667	25
Kelly McCrann	9,850,664	28
Marc G. Cummins	9,850,666	26
Dr. Hans-Dietrich Polaschegg	9,850,647	45

2. Ratify our 2007 Incentive Compensation Plan:

For	Against	Abstain	Broker Non-Vote
9,848,106	2,546	40	0

PART II

Item 5: Market for Common Equity and Related Stockholder Maters

Market Information

Our common stock is traded on the American Stock Exchange under the symbol “XCR.” Our stock was previously quoted on the Over-The-Counter Bulletin Board under the symbol “XCPL” prior to December 7, 2007, “CTHE” prior to February 2006, and “CITN” before that time. Immediately prior to our merger on October 12, 2007, a one-for-8.27 reverse split of our common stock was executed. Historical stock prices prior to October 12, 2007 have been adjusted for the stock split.

As of March 13, 2008, there were approximately 770 record holders of our common stock, representing approximately 2,500 beneficial owners. Following is a list by fiscal quarters of the split-adjusted closing sales prices of our stock:

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2007
4th Quarter	$14.06	$4.27
3rd Quarter	17.45	3.39
2nd Quarter	6.62	4.30
1ST Quarter	13.89	2.40

YEAR ENDED DECEMBER 31, 2006
4th Quarter	$6.95	$4.05
3rd Quarter	8.68	2.89
2nd Quarter	4.56	3.55
1ST Quarter	5.21	2.89

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of equity instruments under all of our existing equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	3,797,500	$6.26	3,712,500
Equity compensation plans not approved by security holders	-	-	-
Totals	3,797,500	$6.26	3,712,500

In connection with our October 12, 2007 merger, options to purchase 3,880,000 shares of common stock that had been granted under pre-merger Xcorporeal’s 2006 Incentive Compensation Plan were assumed by us under the merger agreement. Any options or warrants of ours outstanding prior to the merger were cancelled upon effectiveness of the merger. In addition, our 2007 Incentive Compensation Plan was approved by our board and a majority of our shareholders at the same time and in the same manner that the merger agreement was approved, and was ratified by our stockholders on November 26, 2007. There are 3,900,000 shares of common stock reserved for issuance under our 2007 Incentive Compensation Plan, in addition to the options to purchase 3,880,000 shares of common stock assumed by us in the merger.

Item 6: Management’s Discussion and Analysis or Plan of Operation

Results of Operations for the years ended December 31, 2007 and 2006

We have not generated any revenues since inception. We incurred a net loss of $17,074,051 for the year ended December 31, 2007, compared to net loss of $4,380,212 for the year ended December 31, 2006. The increase in net loss was primarily due to (i) research, development and other expenses related to advancing our proprietary and licensed kidney failure treatment technologies, the company incurred research and development costs totaling $7,141,170 in 2007, $2,870,081 was related to research and development on the wearable artificial kidney and $4,271,089 related to the portable artificial kidney device (ii) stock compensation expense related to options and warrants granted to directors, officers, employees and consultants totaled $6,638,794 in 2007 and $1,651,524 was directly related to R&D and $4,987,270 stock based compensation was related to general operations, and (iii) $2,687,573 legal and audit fees were incurred during 2007. At December 31, 2007, we had positive working capital of $14,958,099 compared to positive working capital of $25,397,733 at the beginning of the year. At December 31, 2007, our total assets were $17,252,546, compared to $27,535,543 at the beginning of the year, which consisted primarily of cash from the sale of our common stock sold in December 2006.

Interest Income

Interest income of $1,179,443 and $82,200 was reported for the years ended December 31, 2007 and 2006, respectively.

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

As of December 31, 2007, we had cash, cash equivalents and marketable securities of approximately $16.6 million. We are currently expending cash at a rate of approximately $1.2 million per month. At present rates, we will not have to raise additional funds during the next twelve months.

Upon receipt of the approximate $27.3 million raised through private placement, we strategically began our operating activities and research and development efforts which resulted in a net loss of $17.1 million in 2007. In addition, we invested $25.0 million in high grade money market funds and marketable securities of which we sold $8.6 million of the investments, leaving a balance of $16.4 million as of December 31, 2007. From the sale of our common stock in 2006, we received additional proceeds of $0.2 million in 2007 and was used for operating as well as investing activities.

As mentioned above, the final product design of the PAK will be completed by mid 2008 and units will undergo final verification and validation prior to a 510(k) submission to the FDA for clinical use under direct medical supervision. We intend to submit this 510(k) filing during the fourth quarter of 2008. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We expect that our monthly expenditures will decrease as we reduce our spending on research and development costs as well as labor and material costs relating to the Aubrey agreement, and shift resources towards developing a marketing plan for the PAK.

Research and Development

We employ an interdisciplinary team of scientists and engineers who are developing the Portable Artificial Kidney (PAK) and the Wearable Artificial Kidney (WAK). In addition, we have retained Aubrey to assist with the engineering of the PAK. The PAK will be engineered to perform both hemodialysis, hemofiltration and ultrafiltration under direct medical supervision. A variation of this device will be developed for chronic home hemodialysis. An initial prototype of the PAK, capable of performing the basic functions of a hemodialysis machine, and demonstrating our unique new fluidics circuit, was completed at the end of 2007. Further refinements to this prototype including the addition of safety sensors and electronic controls is now in progress. The final product design of the PAK will be completed by mid 2008 and units will undergo final verification and validation prior to a 510(k) submission for clinical use under direct medical supervision. A clinical study is not required for this submission.

We have completed a clinical study with the WAK since the acquisition of the technology from NQCI in September of 2006. In a clinical feasibility study conducted in London in March 2007, a research prototype of the WAK was successfully tested in eight patients with end-stage renal disease. Patients were successfully treated for up to 8 hours with adequate clearances of urea and creatinine. The device was well tolerated and patients were able to conduct activities of normal daily living including walking and sleeping. There were no serious adverse events although clotting of the dialyzer occurred in two patients. To our knowledge, this is the first successful demonstration of a Wearable Artificial Kidney in man. This year we are making substantial improvements to the WAK design intended to move it from a feasibility prototype to a product prototype. These include improvement of the heparin pumping system intended to address the dialyzer clotting problem, the addition of safety sensors required for commercial dialysis equipment, the addition of electrical controls to provide a convenient user interface, improvements to the blood flow circuit and further miniaturization of the device to improve fit to the human body. Additional clinical studies will be conducted upon completion of the prototype

We incurred $7.1 million and $1.3 million in research and development costs in 2007 and 2006, respectively.

Contractual Obligations and Commercial Commitments

Contractual Obligations:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations (1)	234,575	58,774	163,814	11,987	-
Research & Development Contractual Commitments	187,200	187,200	-	-	-
Other Liabilities	225,806	225,806	-	-	-
	$647,581	$471,780	$163,814	$11,987	$-

(1) Operating lease commitments for our corporate office facility, product development facility, Dr. Gura’s office which is a related party transaction, and two corporate apartments.

The table excludes the following subsequent contractual obligations:

•	New equipment leases entered into in 2008 with total lease payments of $62,208 over a 3 year period

•	New lease entered into in 2008 for the Company’s new corporate office space. The total lease payments are $1,096,878 over a 5 year period

•	New research and development agreements entered into in 2008 with total payments of $214,935 over a period of no greater than 1 year

The table also excludes the agreement with Aubrey in relation to the PAK development which can be terminated at any time with 30 business days notice. Due to the successful rate of the development, we anticipate coming under the agreement’s approximate budget of $5.1 million. With the expected completion by end of 2008, we estimate we will incur cost of $2.4 million for 2008 under this agreement.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

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

Marketable Securities

We classify investments with maturity dates greater than three months when purchased as marketable securities. Investments, including certificates of deposit with maturity dates greater than three months when purchased and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.

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

In determining stock based compensation, we consider various factors in our calculation of fair value using a Black-Scholes pricing model. These factors include volatility, expected term of the options and forfeiture rates. A change in these factors could result in differences in the stock based compensation expense.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB staff issued a staff position that delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed annually. The FASB also issued FAS-157-1, “application of FASB Statement No. 157 to FASB Statement No. 13 and other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classifications or Measurements under SFAS Statement No. 13”. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. We are currently in the process of evaluating the expected effect of SFAS 157 on our results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7: Financial Statements

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	23

FINANCIAL STATEMENTS

BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006	24

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND THE PERIOD FROM INCEPTION (MAY 4, 2001) TO DECEMBER 31, 2007	25

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND THE PERIOD FROM INCEPTION (MAY 4, 2001) TO DECEMBER 31, 2007	26

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND THE PERIOD FROM INCEPTION (MAY 4, 2001) TO DECEMBER 31, 2007	27

NOTES TO FINANCIAL STATEMENTS	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Xcorporeal, Inc.
(a development stage company)
(formerly CT Holdings Enterprises, Inc.)
Los Angeles, California

We have audited the accompanying balance sheets of Xcorporeal, Inc., a development stage company, as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (May 4, 2001) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xcorporeal, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception (May 4, 2001) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Los Angeles. California

March 24, 2008

XCORPOREAL, INC.
(a Development Stage Company)
BALANCE SHEETS

	Years ended
	December 31,
	2007	2006

ASSETS
Current
Cash and cash equivalents	$106,495	$27,440,987
Marketable securities, at fair value	16,401,898	-
Restricted cash	68,016	-
Prepaid Expenses & Other Current Assets	408,303	90,228
Total current assets	16,984,712	27,531,215

Property and equipment, net	266,912	3,328

Other assets	922	1,000

Total Assets	$17,252,546	$27,535,543

LIABILITIES
Current
Accounts payable	$1,125,239	$143,606
Accrued compensation	196,541	105,969
Accrued placement agent fees	-	1,348,470
Accrued professional fees	425,228	312,208
Accrued royalties	83,333	83,333
Accrued other liabilities	68,946	15,221
Payroll liabilities	11,926	9,275
Other current liabilities	115,400	115,400
Total Current Liabilities	2,026,613	2,133,482

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common Stock, $0.0001 par value, 40,000,000 shares authorized, 14,372,472 and 14,200,050 outstanding on December 31, 2007 and December 31, 2006, respectively	1,437	1,420
Additional paid-in capital	36,822,316	29,924,410
Deficit accumulated during the development stage	(21,597,820)	(4,523,769)
Total Stockholders' Equity	15,225,933	25,402,061
Total Liabilities & Stockholders' Equity	$17,252,546	$27,535,543

See accompanying notes to these financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS

			May 4, 2001 (Date
	Years ended		of Inception) to
	December 31,		December 31,
	2007	2006	2007

Operating Expenses:
Selling, general and administrative	$11,084,040	$3,174,995	$14,402,692
Research and development	7,141,170	1,287,322	8,428,492
Depreciation and amortization	32,171	95	32,266
Loss before other income and income taxes	(18,257,381)	(4,462,412)	(22,863,450)

Interest and other income	1,184,930	82,200	1,267,230

Loss before income taxes	(17,072,451)	(4,380,212)	(21,596,220)

Income taxes	1,600	-	1,600

Net Loss	$(17,074,051)	$(4,380,212)	$(21,597,820)

Basic and diluted loss per share	$(1.20)	$(0.67)

Weighted average number of shares outstanding	14,206,489	6,542,312

See accompanying notes to these financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Period May 4, 2001 (Inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Common stock issued for cash at $0.01 per share	2,500,000	$250	$24,750		$25,000

Net Loss for the year ended December 31, 2001				$(40,255)	(40,255)

Balance as of December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)

Common stock issued for cash at $0.05 per share	1,320,000	132	65,868		66,000

Net Loss for the year ended December 31, 2002				(31,249)	(31,249)

Balance as of December 31, 2002	3,820,000	382	90,618	(71,504)	19,496

Net Loss for the year ended December 31, 2003				(12,962)	(12,962)

Balance as of December 31, 2003	3,820,000	382	90,618	(84,466)	6,534

Net Loss for the year ended December 31, 2004				(23,338)	(23,338)

Balance as of December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)

Net Loss for the year ended December 31, 2005				(35,753)	(35,753)

Balance as of December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)

Common stock issued for a licence rights at $0.0001 per share	9,600,000	960	40		1,000

Capital stock cancelled	(3,420,000)	(342)	342		-

Warrants granted for consulting fees			2,162,611		2,162,611

Forgiveness of related party debt			64,620		64,620

Common stock issued for cash at $7.00, net of placement fees of $2,058,024	4,200,050	420	27,341,928		27,342,348

Stock-based compensation expense			264,251		264,251

Net loss for the period				(4,380,212)	(4,380,212)

Balance as of December 31, 2006	14,200,050	1,420	29,924,410	(4,523,769)	25,402,061

Capital stock cancelled	(200,000)	(20)	20		-

Common stock issued pursuant to consulting agreement at $4.90 per share	20,000	2	97,998		98,000

Recapitalization pursuant to merger	352,422	35	(37,406)		(37,371)

Warrants granted for consulting services			2,917,309		2,917,309

Stock-based compensation expense			3,721,485		3,721,485

Additional Proceeds from the Sale of Common Stock in 2006			198,500		198,500

Net loss for the period				(17,074,051)	(17,074,051)

Balance as of December 31, 2007	14,372,472	$1,437	$36,822,316	$(21,597,820)	$15,225,933

See accompanying notes to these financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS

			May 4, 2001 (Date
	Years ended		of Inception) to
	December 31,		December 31,
	2007	2006	2007
Cash flows used in operating activities
Net Loss for the Period	$(17,074,051)	$(4,380,212)	$(21,597,820)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Non-employee Stock Based Compensation	2,917,309	2,162,611	5,079,920
Stock Based Compensation	3,721,485	264,251	3,985,736
Common Stock Issuance pursuant to consulting agreement	98,000	-	98,000
Depreciation and amortization	32,093	95	32,188
Net Change in assets and liabilities:
Prepaid Expenses & Other Current Assets	(318,075)	(90,228)	(408,303)
Other Assets	78	(1,000)	(922)
Accounts Payable and Accrued Liabilities	(144,241)	1,999,750	1,873,840
Other Current Liabilities	-	115,401	115,401
Net Cash (Used in)/Provided By Operating Activities	(10,767,402)	70,668	(10,821,960)

Cash Flows from Investing Activities
Capital Expenditures	(295,676)	(3,423)	(299,100)
Restricted Cash	(68,016)	-	(68,016)
Purchase of marketable securities	(25,000,000)	-	(25,000,000)
Sale of marketable securities	8,598,102	-	8,598,102
Net Cash (Used in) Investing Activities	(16,765,590)	(3,423)	(16,769,014)

Cash Flows from Financing Activities
Capital Stock issued	-	27,343,349	27,434,349
Advances from related party	-	30,393	64,620
Additional Proceeds from the Sale of Common Stock in 2006	198,500	-	198,500
Net Cash Provided by Financing Activities	198,500	27,373,742	27,697,469

Increase/(decrease) in cash during the period	(27,334,492)	27,440,987	106,495
Cash, beginning of the period	27,440,987	-	-
Cash, end of the period	$106,495	$27,440,987	$106,495

Supplemental disclosure of cash flow information; cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to these financial statements.

XCORPOREAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

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

In this merger, CTHE is considered to be the legal acquirer and Xcorporeal to be the accounting acquirer. As the former shareholders of pre-merger Xcorporeal own over 97% of the outstanding voting common stock of CTHE after the merger and CTHE is a public shell company, pre-merger Xcorporeal is considered the accounting acquirer and the transaction is considered to be a recapitalization of pre-merger Xcorporeal.

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

2. DEVELOPMENT STAGE COMPANY

We are a development stage company, devoting substantially all of our efforts to the research, development and commercialization of kidney failure treatment technologies.

As mentioned above, the final product design of the PAK is scheduled to be completed by mid 2008 and units will undergo final verification and validation prior to a 510(k) submission to the FDA for clinical use under direct medical supervision. We intend to submit this 510(k) filing during the fourth quarter of 2008. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We expect that our monthly expenditures will decrease as we reduce our spending on research and development costs as well as labor and material costs relating to the Aubrey agreement, and shift resources towards developing a marketing plan for the PAK.

Risks and Uncertainties— We operate in an industry that is subject to intense competition, government regulation and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

We will need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all. We may finance our business through the private placement or public offering of equity or debt securities. If we raise additional funds by issuing equity securities, such financing may result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technology or products, or to grant licenses on terms that are not favorable to us. Additional financing may not be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to execute or business plan and our shareholders may lose substantially all of their investment.

3. SUMMARY OF ACCOUNTING POLICIES

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months.

Marketable Securities — We classify investments with maturity dates greater than three months when purchased as marketable securities. Investments, including certificates of deposit with maturity dates greater than three months when purchased and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization, which are calculated using the straight-line method over the shorter of the estimated useful lives of the related assets (generally ranging from three to five years), or the remaining lease term when applicable. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the book value of the disposed assets and the proceeds received upon disposal. There were no gains or losses on disposals from inception through the end of 2007. Expenditures for replacements and leasehold improvements are capitalized, while expenditures for maintenance and repairs are expensed as incurred.

Research and Development — Research and development is expensed as incurred. Upfront and milestone payments made to third parties in connection with research and development collaborations prior to regulatory approval are expensed as incurred. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the shorter of the remaining license or product patent life. At December 31, 2007, we had no such capitalized research and development costs.

Income Taxes — Under SFAS 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carry-forwards. We record a valuation allowance for deferred tax assets when, based on management’s best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

Earnings per Share — Under SFAS 128, “Earnings per Share,” basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As we had net losses for all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be anti-dilutive.

Share-Based Compensation — Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment (“FAS 123R”) (see Note 14). FAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under FASB Statement No. 123, Accounting for Stock-Based Compensation. We continue to use the Black-Scholes valuation method and applied the requirements of FAS 123R using the modified prospective method. Prior to January 1, 2006, there was no share-based compensation expense.

Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and, accordingly, include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories produced in preparation for product launches, amounts recorded for contingencies, environmental liabilities and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation, acquisitions and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassifications — Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB staff issued a staff position that delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed annually. The FASB also issued FAS-157-1, “application of FASB Statement No. 157 to FASB Statement No. 13 and other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classifications or Measurements under SFAS Statement No. 13”. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. We are currently in the process of evaluating the expected effect of SFAS 157 on our results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2007:

Property and equipment	$299,100
Accumulated depreciation	(32,188)
Property and equipment, net	$266,912

Depreciation expense for the years ended December 31, 2007 and 2006 was $32,093 and $95, respectively.

5. LEASES

As of December 31, 2007, our corporate office was located in Los Angeles with a monthly rent of $10,969. For this facility, we paid total rent of $114,783 in 2007 and none in 2006.

Subsequently, as of February 22, 2008, we moved the corporate office to Los Angeles. The total lease payments will be $1,096,878 over a 5 year period.

On September 7, 2007, we subleased office and warehouse space from Aubrey Group, Inc. for our product development team with a monthly rent of $2,863. In 2007, we paid total rent of $11,071.

Subsequently, on January 14, 2008, we extended the sublease through December 31, 2008 and acquired additional office and warehouse space. $82,129 will be the total lease payments over the 1 year period.

Our Chief Medical and Scientific Officer maintains an office, a related party transaction, located in Beverly Hills, CA where he performs his duties as our Chief Medical and Scientific Officer. Pursuant to the reimbursement agreement effective January 29, 2008, we will reimburse 50% of the rental and 50% of his monthly parking. The term of the agreement shall commence on April 23, 2007, date of the office lease agreement, and continue until the date on which our Chief Medical and Scientific Officer ceases to use the remote office. The 50% rent reimbursement in 2007 totaled $10,648.

In addition to our operating facilities, we leased, commencing in 2007, two corporate apartments, located in Irvine, CA for combined monthly rent of $3,760. The cumulative rent expenditure for the corporate apartments as of December 31, 2007 was $13,619.

6. LICENSE EXPENSES

As part of our License Agreement with National Quality Care, Inc. (NQCI) dated September 1, 2006, we agreed to pay reasonable and necessary expenses incurred in the ordinary course of business consistent with past practices, during the period September 1, 2006 until the date of closing or termination of the Merger Agreement, which occurred on December 31, 2006.

As of December 31, 2007, we paid $1,182,359 on four invoices totaling $1,494,567 and the disputed balance is included under the caption ‘Accrued professional fees’ in the accompanying balance sheet as of December 31, 2006.

7. NON-CASH TRANSACTIONS

Investing and financing activities during the year ended December 31, 2007 that do not have a direct impact on current cash flows has been excluded from the statements of cash flows as follows:

a) Pre-merger Xcorporeal cancelled 200,000 shares of common stock pursuant to a settlement agreement with one of our stockholders

b) Immediately prior to the effectiveness of the merger, we caused a reverse split of our common stock, whereby each 8.27 issued and outstanding shares of our common stock were converted into one share of common stock.

Investing and financing activities during the year ended December 31, 2006 that do not have a direct impact on current cash flows have been excluded from the statements of cash flows as follows:

a) Pre-merger Xcorporeal cancelled 3,420,000 shares of common stock.

b) Pre-merger Xcorporeal issued 9,600,000 shares of common stock to acquire the right, title and interest to the name “Xcorporeal,” related trademarks and domain names, and the right to enter into the License Agreement to obtain the rights to technology relating to congestive heart and kidney failure treatment and other devices. The value of the stock was recorded at $1,000, the carryover basis of pre-merger Xcorporeal’s 96% stockholder immediately following the transaction.

c) A former director of pre-merger Xcorporeal forgave $64,620 of unpaid advances and management fees.

d) The Company assumed $37,372 of unpaid liabilities pursuant to the merger.

e) The Company issued common stock for consulting service totaling $98,000 in 2007.

8. LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share:

	Years ended
	December 31,
	2007	2006
Numerator:
Net Loss	$(17,074,051)	$(4,380,212)
Denominator:
Weighted average outstanding shares of common stock	14,206,489	6,542,312
Loss per common share:
Basic	(1.20)	(0.67)
Diluted	$(1.20)	$(0.67)

Diluted loss per common share for the years ended December 31, 2007 and 2006 does not include the effect of stock options and warrants (see Note 15. Stock Options and Warrants to Non-Employees) since their effect would be anti-dilutive. Options and warrants outstanding at December 31, 2007 and 2006 were approximately 4.7 million and 1.9 million, respectively.

9. INCOME TAXES

The provision for income taxes for the years ending December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Current:
Federal	$-	$-
State	2	-
	2	-
Deferred:
Federal	-	-
State	-	-
	-	-
Total income tax provision	$2	$-

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	2007	2006
Deferred tax assets:
Stock based compensation	$3,611	$967
Accrued liability	124	-
Total deferred tax assets	3,735	967

Deferred tax liabilities:
Fixed assets	6	-
Prepaid expenses	155	-
Total deferred tax liabilities	161	-

	3,574	967

Net operating loss	4,834	778
Research & development credits	599	172

	9,007	1,917
Valuation allowance	(9,007)	(1,917)
Net deferred tax assets or (liabilities)	$-	$-

	Valuation Allowance on Deferred Taxes

	2007	2006
Beginning balance	$1,917	$-
Additions	7,090	1,917
Ending balance	$9,007	$1,917

Rate Reconciliation for the U.S. federal statuary rate and the effective tax rate:

	Years ended
	12/31/07 (%)	12/31/06 (%)
Federal statutory rate	(34.00)	(34.00)
State and local income taxes, net of federal tax benefits	(5.83)	(5.83)
Permanent differences	0.68	0.00
Research & development credits	(2.72)	(3.92)
Effective tax benefit	(41.87)	(43.75)
Valuation allowance	41.87	43.75
	0.00	0.00

Based upon the Company's development stage status and history of operating losses, realization of its deferred tax assets does not meet the criteria under SFAS 109, and accordingly a valuation allowance for the entire deferred tax asset amount has been recorded at December 31, 2007 and 2006.

The valuation allowance had an increase of $7.1 million and $1.9 million in 2007 and 2006 respectively.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). In 2007 the Company determined that an ownership change occurred under Section 382 of the Internal Revenue Code. The utilization of the Company’s federal net operating loss carryforwards, capital loss carryforwards and other tax attributes related to CTHE will be limited to zero. Accordingly, the Company has reduced its net operating loss, capital loss and minimum tax credit carryforwards to the amount that the Company estimates that it would be able to utilize in the future, if profitable, considering the above limitations.

At December 31, 2007, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $12.2 million and $12.0 million, respectively. The NOLs for federal and state income tax purposes begin to expire in 2021.

In addition. the Company has research and development tax credits for Federal and state income tax purposes of approximately $342,402 end $256,802 respectively. The federal credits begin to expire in 2026 and state credits do not expire for California purposes.

During the year ended December 31, 2007, the Company adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have an effect on the Company’s financial condition or results of operations and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007.

10. LICENSE AGREEMENT

On August 31, 2006, we entered into a Contribution Agreement with a company whose sole managing member is our current Chairman. We issued 9,600,000 shares of common stock in exchange for (a) the right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into a License Agreement with National Quality Care, Inc. (NQCI) dated September 1, 2006 pursuant to which we obtained the exclusive rights to the technology relating to our kidney failure treatment and other medical devices. Pre-merger Xcorporeal was a shell corporation prior to the transaction. We valued the License Agreement at the carry-over basis of $1,000. As consideration for being granted the License, we agreed to pay a minimum annual royalty of $250,000, or 7% of net sales. We recorded $333,333 in royalty expenses covering the minimum royalties from commencement of the License Agreement through December 31, 2007. The License Agreement expires in 2105.

11. TERMINATED MERGER AGREEMENT

On September 1, 2006, Pre-merger Xcorporeal entered into a Merger Agreement with our licensor, NQCI, which contemplated that we would either (i) acquire it as a wholly owned subsidiary pursuant to a triangular merger, or (ii) issue shares of our common stock in consideration of the assignment of the licensed technology. The Merger Agreement expired by its own terms on December 31, 2006. In addition, on December 29, 2006, NQCI served written notice that it was terminating the Merger Agreement, and on January 2, 2007, we consented to the termination. Accordingly, the Merger Agreement is now terminated. We will not be proceeding with any merger with NQCI. The termination of the Merger Agreement had no effect on the License Agreement, the Contribution Agreement, or the shares we issued to CNL.

12. COMMITMENTS AND CONTINGENCIES

On December 1, 2006, we initiated arbitration against National Quality Care, Inc. (NQCI) for its failure to fully perform its obligations under our License Agreement. On December 29, 2006, NQCI filed suit against us in Los Angeles County Superior Court entitled National Quality Care, Inc. v. Victor Gura, M.D., et al., Case No. BC364140. On January 5, 2007, we filed a petition to compel arbitration, and NQCI subsequently stipulated to resolve all claims in the pending arbitration. On March 20, 2007, the lawsuit was dismissed without prejudice. The arbitration hearing was completed on February 29, 2008, briefing should be completed by late April, and the arbitrator is expected to render an award next quarter. Based on the evidence presented at the hearing, we do not believe there is any reasonable likelihood that NQCI will prevail on its claims.

13. STOCKHOLDERS’ EQUITY

During the fourth quarter of 2006, we completed a private placement of an aggregate of 4,200,050 unregistered shares of our common stock. Our shares were issued to approximately 100 institutional and accredited investors, priced at $7.00 per share, for net proceeds of approximately $27.3 million, net of placement agent fees of $2.1 million. Purchasers included affiliates of our board members Marc Cummins and Jay Wolf. We accounted for the placement agent fees as a reduction in the gross proceeds of the private placement and a credit to additional paid-in capital. In addition, we issued 3-year warrants to purchase 100,000 and 29,221 shares of our common stock to two placement agents at $7.00 and $7.25 per share (“Placement Agent Warrants”), respectively. The fair value of the Placement Agent Warrants issued is $615,810 and was determined using the Black-Scholes option-pricing model.

On August 31, 2006, we issued immediately-exercisable, five-year warrants to purchase an aggregate of 325,000 shares of common stock (see Note 15. Stock Options and Warrants). The fair value for the consulting services provided of approximately $2,162,611 was recorded as a credit to additional paid-in capital and a debit to selling, general and administrative expenses. The fair value of these Warrants was determined using the Black-Scholes option-pricing model.

The private placement was exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended, as a transaction not involving a public offering. We entered into registration rights agreements with each of the purchasers, obligating us to use best efforts to file a registration statement covering the purchased shares. The shares were registered in a Form S-4 registration statement which became effective on October 12th, 2007 in conjunction with the merger between Xcorporeal, Inc. and CT Holdings Enterprises, Inc.

On August 10, 2007, pre-merger Xcorporeal cancelled 200,000 shares of common stock pursuant to a settlement agreement with one of our stockholders.

Immediately prior to the effectiveness of the merger, we caused a reverse split of our common stock, whereby each 8.27 issued and outstanding shares of our common stock were converted into one share of common stock.

14. STOCK OPTIONS AND WARRANTS

Incentive Compensation Plan

On October 12, 2007, we adopted the Xcorporeal, Inc. 2007 Incentive Compensation Plan and the related form of option agreement that are substantially identical to the 2006 Incentive Compensation Plan in effect at pre-merger Xcorporeal immediately prior to the merger.

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

On November 26, 2007, Nicholas Lewin was not reelected to the Board of Directors. Pursuant to the Resolution on Consent of the Compensation Committee, Mr. Lewin will provide on-going consulting services to us. In exchange for his services, the Compensation Committed amended his Grant to allow Mr. Lewin to continue to vest and exercise his options. The amendment causes a modification in his options which changes the vesting provisions from improbable to probable as well as the fair value.

We reported $3,721,485 and $264,251 in stock-based compensation expense for employees, officers and directors for the years ended December 31, 2007 and 2006, respectively.

All compensation expense for stock options granted has been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the years ended December 31,
	2007	2006
Expected dividend yields	zero	zero
Expected volatility	110-136%	110-135%
Risk-free interest rate	4.18-4.68%	4.57-4.60%
Expected terms in years	6.25-10 years	5-10 years

Warrants

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

We reported $2,917,309 and $2,162,611 in stock-based compensation expense for consultants for the years ended December 31, 2007 and 2006, respectively.

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

All charges for warrants granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the years ended December 31,
	2007		2006
Expected dividend yields	zero		zero
Expected volatility	117-136%		110-120%
Risk-free interest rate	3.45-4.65%		4.60-4.70%
Expected terms in years	4.80-9.62	years	3-5	years

The following tables summarize information concerning outstanding options at December 31, 2007 and 2006:

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2004	-	$-
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Outstanding at December 31, 2005	-	-
Granted	1,600,000	5.00
Exercised	-	-
Cancelled or forfeited	-	-
Outstanding at December 31, 2006	1,600,000	5.00
Granted	2,872,500	7.00
Exercised	-	-
Cancelled or forfeited	(675,000)	6.41
Outstanding at December 31, 2007	3,797,500	6.26
Exercisable at December 31, 2006	-	-
Exercisable at December 31, 2007	440,000	$5.61

The following tables summarize information concerning outstanding warrants at December 31, 2007 and 2006:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding at December 31, 2004	-	$-
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Outstanding at December 31, 2005	-	-
Granted	454,221	2.72
Exercised	-	-
Cancelled or forfeited	-	-
Outstanding at December 31, 2006	454,221	2.72
Granted	422,500	7.29

Exercised	-	-
Cancelled or forfeited	-	-

Outstanding at December 31, 2007	876,721	4.92
Exercisable at December 31, 2006	454,221	2.72
Exercisable at December 31, 2007	754,221	$4.42

The weighted average grant-date estimated fair value of stock options granted in 2006 and 2007 approximated $10.3 million and 12.7 million or $6.42 and $5.79 per share, respectively. The weighted average grant-date estimated fair value of warrants granted in 2006 and 2007 approximated $2.8 million and $2.4 million or $6.11 and $5.63 per share, respectively. At December 31, 2007, the unamortized compensation charges related to outstanding stock options and warrants were $17,818,693 and $410,049, respectively. No stock options or warrants were exercised during the two years ended December 31, 2007.

	Stock Options and	Unamortized
	Warrants	Compensation
	Outstanding	Expense

January 1, 2007	2,054,221	$10,002,154
Granted in the period	3,295,000	19,433,213
Forfeited in the period	(675,000)	(3,884,935)
Expensed in the period	-	(7,321,700)
December 31, 2007	4,674,221	$18,228,732

		Weighted
	Number of	Average
	Options and	Exercise
	Warrants	Price
Stock Options and Warrants
Balance at January 1, 2007	2,054,221	$4.50
Granted	3,295,000	7.04
Exercised	-	-
Forfeited	(675,000)	6.41
Balance at December 31, 2007	4,674,221	6.01
Options and warrants exercisable at December 31, 2007	4,674,221	$6.01

The weighted average remaining contractual life of the stock options that are exercisable as of December 31, 2007 are approximately 7.04 years. The weighted average remaining contractual life of the warrants that are exercisable as of December 31, 2007 approximates 3.80 years.

15. RELATED PARTY TRANSACTIONS

We were charged the following by a former director:

	Year ended December 31, 2007	2006	May 2, 2001 (Date of Inception) to December 31, 2007
Administrative services	$-	$3,000	$12,000

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

Pursuant to a consulting agreement effective December 1, 2007, Daniel S. Goldberger, director, will provide consulting services as a management consultant to us with a devotion of at least 80 hours per month of services. In consideration of the services, we shall pay Mr. Goldberger $15,000 per month during the first two months and $12,500 per month thereafter. The term of the services is effective December 1, 2007 and will continue on a month to month basis.

Our Chief Medical and Scientific Officer maintains an office located in Beverly Hills, CA. Pursuant to the reimbursement agreement effective January 29, 2008, we will reimburse 50% of the rental and 50% of his monthly parking. The term of the agreement shall commence on April 23, 2007, date of the office lease agreement, and continue until the date on which he ceases to use the remote office to perform his duties as our Chief Medical and Scientific Officer. The 50% rent reimbursement in 2007 totaled $10,648

16. SUBSEQUENT EVENTS

Lease for Corporate Headquarters

Effective February 22, 2008, we entered into a five year lease for our corporate office of 4,352 square feet for a total of monthly rent of $17,408 per month for the first year, $18,104, $18,844, $19,584, and $20,367 per month for 2009, 2010, 2011, and 2012, respectively. The total lease payments will be $1,096,878 over a 5 year period.

Item 8. Changes In and Disagreements With Accountant on Accounting and Financial Disclosure

Change in the Company’s Certifying Accountant

Effective February 13, 2007, we dismissed Amisano Hanson, Chartered Accountants, and appointed BDO Seidman, LLP as our independent registered public accounting firm. Amisano Hanson’s reports on our consolidated financial statements for each of the fiscal years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that they expressed substantial doubt about our ability to continue as a going concern. In connection with the audits of the fiscal years ended December 31, 2005 and 2004 and the interim period through February 13, 2007, there have been no disagreements between us and Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, would have caused it to make reference in connection with their opinion to the subject matter of the disagreements.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2007), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Executive Chairman and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There have been no changes in our external controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2007, we made the following changes in our internal control over financial reporting:

•
In August 2007, we appointed a Chief Financial Officer with education and background in accounting and finance, substantial experience as CFO of publicly traded companies, and adequate knowledge of financial accounting, internal control, and generally accepted accounting principles.

•
Effective February 2007, our board of directors formed an Audit Committee composed of three independent directors, including a chairman who meets the requirements as an audit committee financial expert based on his experience and abilities.

•	A thorough review of our financial reporting structures, internal control structures, and regulatory filings was conducted by our CFO to ensure our controls and procedures are adequate and effective.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Our current officers and directors are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the board of directors.

Name	Age	Position	Director Since
Terren S. Peizer	48	Executive Chairman of the Board	2007
Daniel S. Goldberger	49	Chief Executive Officer, Director	2007
Victor Gura, MD	65	Chief Medical & Scientific Officer, Director	2007
Winson W. Tang, MD, FACP	51	Chief Operating Officer
Robert Weinstein	47	Chief Financial Officer
Marc G. Cummins	48	Director	2007
Kelly J. McCrann	52	Director	2007
Hans-Dietrich Polaschegg, PhD	65	Director	2007
Jay A. Wolf	35	Director	2007

Terren S. Peizer became the Chairman of our Board of Directors in August 2006 and Executive Chairman in August 2007. From April 1999 to October 2003, Mr. Peizer served as Chief Executive Officer of Clearant, Inc., which he founded to develop and commercialize a universal pathogen inactivation technology. He served as Chairman of its board of directors from April 1999 to October 2004 and a Director until February 2005. From February 1997 to February 1999, Mr. Peizer served as President and Vice Chairman of Hollis-Eden Pharmaceuticals, Inc. In addition, from June 1999 through May 2003 he was a Director, and from June 1999 through December 2000 he was Chairman of the Board, of supercomputer designer and builder Cray Inc., and remains its largest beneficial stockholder. Mr. Peizer has been the largest beneficial stockholder and held various senior executive positions with several technology and biotech companies. In these capacities he has assisted the companies with assembling management teams, boards of directors and scientific advisory boards, formulating business and financial strategies, investor and public relations, and capital formation. Mr. Peizer has been a Director, Chairman of the Board and Chief Executive Officer of Hythiam, Inc., a healthcare services management company focused on delivering solutions for those suffering from alcoholism and other substance dependencies, since September 2003. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

Daniel S. Goldberger has served as our acting Chief Executive Officer since February 2008. He served as our President and Chief Operating Officer from October 2006 to August 2007. Mr. Goldberger is the Chief Executive Officer of Sound Surgical Technologies, a privately held company developing ultrasonic technologies for aesthetic surgery. He has been the Chief Executive Officer of Glucon Inc., a privately held glucose monitoring business from 2004 to 2006. From 2001 to 2004, Mr. Goldberger served as President and as a Director of the Medical Group of OSI Systems, Inc. (NASDAQ: OSIS), which included the Spacelabs, Dolphin, Osteometer product lines with combined revenue approaching $250 million. Mr. Goldberger was also the co-founder of Optiscan Biomedical Corporation, where he served as Director from 1994 to 2001 and also served as its Vice President from 1994 to 1998 and then as its President from 1998 to 2001. Mr. Goldberger has over 25 years of management experience with large and small medical device companies, including Nellcor and Square One Technology. He received his B.S.M.E. from Massachusetts Institute of Technology and his M.S.M.E. from Stanford University.

Victor Gura, M.D. became our Chief Medical and Scientific Officer in December 2006, and became a member of our Board of Directors in October, 2006. He served as Chief Scientific Officer of National Quality Care, Inc. from 2005 to November 2006. He was formerly its Chairman of the Board, President and Chief Executive Officer. Dr. Gura is board certified in internal medicine/nephrology. He has been a director and principal shareholder of Medipace Medical Group, Inc. in Los Angeles, California, since 1980. Dr. Gura has been an attending physician at Cedars-Sinai Medical Center since 1984 and the medical director of Los Angeles Community Dialysis since 1985. He also serves as a Clinical Assistant Professor at UCLA School of Medicine. He was a fellow at the nephrology departments at Tel Aviv University Medical School and USC Medical Center. Dr. Gura received his M.D. from School of Medicine, Buenos Aires University.

Winson W. Tang, M.D., FACP was appointed as our Chief Operating Officer in August, 2007. Dr. Tang is an executive with over 20 years of experience in academic medicine, biomedical research and the biopharmaceutical industry. Dr. Tang has held drug development positions of increasing responsibility at Amgen, Vertex, Tularik, and Isis Pharmaceuticals. During his biopharmaceutical career, he has successfully filed four Investigational New Drug Applications and Clinical Trial Applications, two Biologic License Applications, in-licensed a preclinical drug candidate that is now marketed (Sensipar®) and commercialized two drugs (Infergen® and Aranesp®). Both Sensipar® and Aranesp® are important therapies for patients with end stage renal disease. He was most recently the Director of Research for the Pacific Capital Group, a private equity group where he managed the biotech investment portfolio. Dr. Tang is a Diplomate of the American Board of Internal Medicine and a fellow of the American College of Physicians. He has published more than 30 original research articles and book chapters. Dr. Tang is a graduate of The Albert Einstein College of Medicine and completed a Residency in Internal Medicine at the University of Southern California, a Clinical Fellowship in Nephrology at the University of California San Diego and a Research Fellowship in Immunology at The Scripps Research Institute.

Robert Weinstein was appointed as our Chief Financial Officer in August 2007. Prior to joining us, Mr. Weinstein served as Vice President, Director of Quality Control & Compliance of Citi Private Equity Services (formerly BISYS Private Equity Services), New York, a worldwide private equity fund administrator and accounting service provider. In 2005, Mr. Weinstein was the Founder, Finance & Accounting Consultant for EB Associates, LLC, Irvington, NY, an entrepreneurial service organization. From 2003 to 2004, Mr. Weinstein served as the Chief Financial Officer for Able Laboratories, Inc., Cranbury, NJ, which filed for Chapter 11 bankruptcy protection in July 2005. In 2002, he served as Acting Chief Financial Officer for Eurotech, Ltd., Fairfax, VA, a distressed, publicly traded early-stage technology transfer and development company. Mr. Weinstein received as M.B.A, Finance & International Business from the University of Chicago, Graduate School of Business and a B.S. in Accounting from the State University of New York at Albany. Mr. Weinstein is a Certified Public Accountant (inactive) in the State of New York.

Marc G. Cummins became a member of our Board of Directors in November 2006. He is a Managing Partner of Prime Capital, LLC, a private investment firm focused on consumer companies. Prior to founding Prime Capital, Mr. Cummins was managing partner of Catterton Partners, a private equity investor in consumer products and service companies with over $1 billion of assets under management. He has served as a director of Hythiam, Inc. since 2004. Prior to joining Catterton in 1998, Mr. Cummins spent fourteen years at Donaldson, Lufkin & Jenrette Securities Corporation where he was Managing Director of the Consumer Products and Specialty Distribution Group, and was also involved in leveraged buyouts, private equity and high yield financings. Mr. Cummins received a B.A. in Economics, magna cum laude, from Middlebury College, where he was honored as a Middlebury College Scholar and is a member of Phi Beta Kappa. He also received an M.B.A. in Finance with honors from The Wharton School at University of Pennsylvania.

Kelly J. McCrann was appointed as a member of our Board of Directors in August 2007. Mr. McCrann is a senior healthcare executive with extensive experience in board governance, strategic leadership, profit and loss management and strategic transactions. He was most recently Senior Vice President of DaVita Inc., where he was responsible for all home based renal replacement therapies for the United States’ second largest kidney dialysis provider. Prior to that, Mr. McCrann was the Chief Executive Officer and President of PacifiCare Dental and Vision, Inc. Mr. McCrann has held positions of increasing responsibility at Professional Dental Associates, Inc., Coram Healthcare Corporation, HMSS, Inc. and American Medical International. He is a graduate of the Harvard Business School and began his career as a consultant for KPMG and McKinsey & Company.

Hans-Dietrich Polaschegg, PhD. serves as a consultant to the medical device industry. From 1979 to 1994, Dr. Polaschegg held positions of increasing responsibility at Fresenius AG, a global leader in the manufacture of dialysis products. As Head of Research and Development of the medical systems division of Fresenius, he designed three hemodialysis machines. Dr. Polaschegg holds 88 medical technology patents and is credited with inventing electrolyte balancing, thermal energy balancing, safe dialysate filtering, blood volume monitoring by ultrasound density, and safe on-line hemodiafiltration. He is a member of several international American and European standard committees including Chairman of the Extracorporeal Circulation and Infusion and Technology Committee. Dr. Polaschegg received his PhD in Nuclear Physics from Technical University of Vienna in Austria.

Jay A. Wolf became a member of our Board of Directors in November 2006. He has over a decade of investment and operations experience in a broad range of industries. His investment experience includes: senior and subordinated debt, private equity (including leveraged transactions), mergers & acquisitions and public equity investments. Since 2003, Mr. Wolf has served as a Managing Director of Trinad Capital. From 1999 to 2003, he served as the Executive Vice President of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for our acquisition program. From 1996 to 1999, Mr. Wolf worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank in the senior debt department and subsequently for Trillium Growth, the firm’s venture capital Fund. He sits on the boards of Shells Seafood Restaurants, Prolink Holdings Corporation, Optio Software, Inc. and Starvox Communications, Inc. Mr. Wolf received a Bachelor of Arts from Dalhousie University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our company during the past five years other than as noted above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. Based solely upon our review of copies of such forms we have received, and other information available to us, to the best of our knowledge, except for a Form 3 describing ownership of our securities by Mr. Goldberger and a Schedule 13D statement of acquisition of beneficial ownership by Consolidated National, LLC, all required forms have been filed on a timely basis.

Code of Ethics

We have a Code of Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and others performing similar functions.

Corporate Governance

Nominating Committee

Prior to October 12, 2007, we did not have a nominating committee, as nominations were made by independent members of the board as a whole. Effective October 12, 2007, our board of directors authorized the formation of a Nominating Committee to consist entirely of independent directors. The committee’s primary function is to review and recommend potential director candidates.

The Nominating Committee will consider director candidates that are suggested by members of the board, as well as by management and stockholders. The committee may also retain a third-party executive search firm to identify candidates. The process for identifying and evaluating nominees for director involves reviewing potentially eligible candidates, conducting background and reference checks, interviewing the candidate and others (as schedules permit), meeting to consider and approve the candidate and, as appropriate, preparing and presenting to the full board an analysis with regard to particular recommended candidates. The Nominating Committee considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of the board. The committee endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long term interest of our stockholders and contribute to our overall corporate goals. Messrs. Cummins (Chairman) and Polaschegg are members of the Nominating Committee.

Audit Committee

Effective October 12, 2007, our board of directors established a separately-designated standing Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Wolf (Chairman), Cummins and McCrann are members of the Audit Committee. All members of the Audit Committee are independent directors as defined by NASD Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(i) under the Exchange Act.

Audit Committee Financial Expert

The board of directors has determined that Mr. Wolf meets the applicable requirements for audit committee financial experts as defined by Item 401(e)(2) of Regulation S-B.

Compensation Committee

Prior to October 12, 2007, we did not have a compensation committee, but the entire board reviewed the compensation and employee benefits of our officers. As of October 12, 2007, our board of directors authorized the formation of a Compensation Committee to consist entirely of independent directors. The committee consists of Messrs. McCrann (Chairman) and Wolf. The Compensation Committee reviews and recommends to the board of directors for approval the compensation of our executive officers.

Item 10. Executive Compensation

The following table sets forth the total compensation received by the named executive officer during the fiscal years ended December 31, 2007 and 2006:

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Daniel S. Goldberger, Former President & COO (1)
	2007	$219,898	$-	$-	$238,457	$-	$-	$-	$458,355
	2006	$35,170	$-	$-	$70,497	$-	$-	$-	$105,667

Victor Gura, Chief Medical and Scientific Officer (2)
	2007	$455,000	$-	$-	$855,901	$-	$-	$19,500	$1,330,401
	2006	$35,000	$-	$-	$88,121	$-	$-	$-	$123,121

Peter Sotola, Former President (3)
	2007	$-	$-	$-	$-	$-	$-	$-	$-
	2006	$3,000	$-	$-	$-	$-	$-	$-	$3,000

Robert Stefanovich, Former Interim Chief Financial Officer (4)
	2007	$-	$-	$-	$-	$-	$-	$305,217	$305,217
	2006	$-	$-	$-	$-	$-	$-	$-	$-

Winson Tang, Chief Operating Officer
	2007	$156,250	$-	$-	$287,161	$-	$-	$-	$443,411
	2006	$-	$-	$-	$-	$-	$-	$-	$-

Robert Weinstein, Chief Financial Officer
	2007	$100,128	$21,400	$-	$175,564	$-	$-	$-	$297,092
	2006	$-	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Goldberger resigned as President & COO on August 10, 2007

(2) Dr. Gura receives an auto allowance pursuant to his employment agreement

(3) Mr. Sotola resigned as president on October 13, 2006

(4) Mr. Stefanovich served as an interim CFO with his services terminated as of December 27, 2007. He was paid as an independent consultant.

Compensation Agreements

Executive Chairman of the Board

On August 10, 2007, we entered into an Executive Chairman Agreement with Terren S. Peizer for an initial term of three years with automatic one-year renewals, which Executive Chairman Agreement has been assumed by us. His base compensation is $450,000 per annum as of July 1, 2007, with a signing bonus of $225,000. Mr. Peizer will be entitled to receive an annual bonus at the discretion of the Board based on performance goals and targeted at 100% of his base compensation. He is also eligible to participate in any equity incentive plans adopted by us. In the event Mr. Peizer’s position is terminated without good cause or he resigns for good reason, we will be obligated to pay Mr. Peizer in a lump sum an amount equal to three years’ base compensation bonus plus 100% of the targeted bonus.

Chief Medical and Scientific Officer

On November 30, 2006, we entered into an Employment Agreement with Victor Gura, M.D. for a term of four years, which Employment Agreement has been assumed by us. In October 2007, Dr. Gura became our Chief Medical and Scientific Officer, which position he has held with us since December 2006. Dr. Gura has been a member of our board of directors since October 2007, and was appointed as a member of our Board of Directors in October 2006. His initial annual base salary is $420,000. Dr. Gura is eligible to receive discretionary bonuses on an annual basis targeted at 50% of his annual salary. Additionally, Dr. Gura was granted 500,000 stock options at an exercise price of $5 per share under the our 2006 Incentive Compensation Plan. These options will vest 20% on each of the first, second, third, fourth and fifth anniversaries of the original grant date and expire November 14, 2011. He will also be granted options to purchase an additional 500,000 shares of our common stock upon FDA approval of our first product. Dr. Gura is eligible to receive reimbursement of reasonable and customary relocation expenses as well as health, medical, dental insurance coverage and insurance for accidental death and disability. In the event he is terminated by us without good cause or if he resigns for good reason, as such terms as are defined in the Employment Agreement, we will be obligated to pay Dr. Gura in a lump sum an amount equal to two year’s salary plus 200% of the targeted bonus. In addition all stock options granted to Dr. Gura will vest immediately.

Chief Financial Officer

On August 10, 2007, we entered into an Employment Agreement with Robert Weinstein with an initial term of three years, with automatic one year renewals, which Employment Agreement has been assumed by us. His base salary is $275,000 per annum. Mr. Weinstein will be entitled to receive an annual bonus at the discretion of the Board based on performance goals and targeted at 50% of his annual salary. In addition to any perquisites and other fringe benefits provided to other executives, Mr. Weinstein received options to purchase 300,000 shares of common stock under our 2006 Incentive Compensation Plan at an exercise price of $7.00 per share and vesting at a rate of 25% per year. In the event Mr. Weinstein is terminated by us without good cause or he resigns for good reason, as such terms are defined in the Employment Agreement, we will be obligated to pay Mr. Weinstein in a lump sum an amount equal to 12 months salary and benefits.

Both Mr. Weinstein’s and Dr. Gura’s agreements provide for medical insurance and disability benefits, severance pay if their employment is terminated by us without cause or due to change in our control before the expiration of their agreements, and allow for bonus compensation and stock option grants as determined by our Board of Directors. Both agreements also contain restrictive covenants preventing competition with us and the use of confidential business information, except in connection with the performance of their duties for us, for a period of one year for Mr. Weinstein and two years for Dr. Gura following the termination of their employment with us.

Consultants

Hans-Dietrich Polaschegg, Ph.D a director nominee has entered into a consulting agreement with us under which he will provide up to 24 hours per month of consulting services in return for a monthly retainer of $5,000. Any consulting services in excess of 24 hours in a single month will be paid at a rate of €200 (approx. $275) per hour. Dr. Polaschegg has entered into our standard form of Director Indemnification Agreement and Confidentiality Agreement. There are no family relationships between Dr. Polaschegg and any of our other directors or executive officers. Except as described above, Dr. Polaschegg has not had a material interest in any of our transactions.

On January 24, 2008, we entered into a Services Agreement with Daniel Goldberger, a member of our Board of Directors and formerly our President and Chief Operating Officer. Under the agreement Mr. Goldberger will provide such consulting services as we may request from time to time. The agreement requires Mr. Goldberger to devote at least 80 hours per month to providing consulting services. The Services Agreement has a term which commenced December 1, 2007, and continues on a month-to-month basis until the earlier of (i) our employment of a Chief Executive Officer or (ii) termination by either party on five business days prior written notice. As compensation for providing consulting services, Mr. Goldberger will receive $15,000 per month for the first two months of the term and $12,500 per month for each month thereafter until termination of the Service Agreement. During the term of the Service Agreement, Mr. Goldberger will not be entitled to any additional compensation for his services as a member of our Board of Directors. He will be entitled to reimbursement for reasonable and necessary business and travel expenses. Mr. Goldberger will be included as a named insured under our existing officers and directors insurance and will be subject to the standard indemnification given to all of our officers and directors.

Incentive Compensation Plan

On October 12, 2007, we adopted the Xcorporeal, Inc. 2007 Incentive Compensation Plan and the related form of option agreement that are substantially identical to the 2006 Incentive Compensation Plan in effect at pre-merger Xcorporeal immediately prior to the merger.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Daniel S. Goldberger, Former President & COO *	40,000	160,000	200,000	$5.00	November 14, 2016	-	-	-	-

Victor Gura, Chief Medical and Scientific Officer	125,000	375,000	500,000	$5.00	November 14, 2016	-	-	-	-

Terren S. Peizer, Chairman of the Board	140,000	560,000	700,000	$5.00	November 14, 2011	-	-	-	-

Peter Sotola, Former President **	-	-	-	$-	-	-	-	-	-

Winson Tang, Chief Operating Officer	-	300,000	300,000	$7.00	May 11, 2017	-	-	-	-

Robert Weinstein, Chief Financial Officer	-	300,000	300,000	$7.00	August 10, 2017	-	-	-	-

* Mr. Goldberger resigned as President & COO on August 10, 2007.

** Mr. Sotola resigned as president on October 13, 2006.

Compensation Of Directors

The following table reflects the compensation of directors for our fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid in			Incentive Plan	Compensation	All Other
Name	Cash ($)	Stock Awards ($)	Option Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Terren S. Peizer	$450,000	$-	$820,335	$-	$-	$-	$1,270,335
Marc G. Cummins	$-	$-	$-	$-	$-	$-	$-
Kelly J. McCrann	$-	$-	$47,260	$-	$-	$-	$47,260
Hans-Dietrich Polaschegg	$57,390	$-	$-	$-	$-	$-	$57,390
Jay A. Wolf	$-	$-	$101,342	$-	$-	$-	$101,342

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth information with respect to compensation plans as of December 31, 2007:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
	( a )	( b )	( c )
Equity compensation plans approved by security holders	2,200,000	$5.73	3,712,500
Equity compensation plans not approved by security holders	-	-	-
Totals	2,200,000	$5.73	3,712,500

Security Ownership of Certain Beneficial Owners

The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our common stock as of December 31, 2007:

	Amount and
	nature of
	beneficial	Percent of
Name and address of beneficial owner (1)	ownership	class
Terren S. Peizer (2)	9,540,000	65.7%
Marc G. Cummins (3)	930,051	6.5%
Jay A. Wolf (4)	377,143	2.6%
Victor Gura (5)	125,000	0.9%
Daniel S. Goldberger (6)	40,000	0.3%
Kelly J. McCrann	-	0.0%
Hans-Dietrich Polaschegg	-	0.0%
Winson Tang	-	0.0%
Robert Weinstein	-	0.0%
All directors and executive officers as a group (9 persons)	11,012,194	74.9%

(1)	Unless otherwise indicated, the address of all of the above named persons is c/o Xcorporeal, Inc., 12121 Wilshire Blvd., Suite 350, Los Angeles, California 90025.

(2)
Includes 9,400,000 shares held of record by Consolidated National, LLC, of which Mr. Peizer is the sole managing member and beneficial owner. As of December 31, 2007, 140,000 shares of Mr. Peizer’s stock options were vested and exercisable within 60 days..

(3)
Includes 930,051shares held of record by Prime Logic Capital, LLC, CPS Opportunities, and GPC LXI, LLC. Mr. Cummins is a Managing Partner of Prime Capital, LLC. He disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Excludes warrants to purchase 150,000 shares held by OGT, LLC, an affiliate of Prime Logic which Mr. Cummins disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(4)
Includes 357,143 shares held of record by Trinad Capital Master Fund Ltd. (the "Master Fund"), that may be deemed to be beneficially owned by Trinad Management, LLC, the investment manager of the Master Fund and Trinad Capital LP; a controlling stockholder of the Master Fund; Trinad Advisors GP, LLC, the general partner of Trinad Capital LP; and Jay Wolf a director of the issuer and a managing director of Trinad Management, LLC and a managing director of Trinad Advisors GP, LLC. Mr. Wolf disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. As of December 31, 2007, 20,000 shares of Mr. Wolf’s stock options were vested and exercisable within 60 days.

(5)	As of December 31, 2007, 125,000 shares of Dr. Gura’s stock options were vested and exercisable within 60 days.

(6)	As of December 31, 2007, 40,000 shares of Mr. Goldberger’s stock options were vested and exercisable within 60 days.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable, convertible or exchangeable within such 60 day period, have been so exercised, converted or exchanged.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

In connection with the contribution of the assets to our company, we issued to Consolidated National, LLC (CNL), of which our Chairman is the sole managing member and beneficial owner, an aggregate of 9,600,000 shares of common stock of which 9,400,000 shares are still held by CNL.

We owed $64,620 to Peter Sotola at August 31, 2006, a director of ours as of that date, consisting of unpaid advances and management fees. This amount was forgiven by the former director, who was no longer a shareholder as of the sale of his common stock on August 31, 2006. The debt forgiveness was accounted for as an addition to Paid in Capital.

Our Chief Medical and Scientific Officer and director of our Company, Dr. Victor Gura, owns 13,453,250 shares of common stock of NQCI (or approximately 24.8% of NQCI's common stock outstanding as of October 31, 2007) with whom we entered into a license agreement. In addition, Medipace Medical Group, Inc., an affiliate of Dr. Gura, owns 800,000 shares of common stock of NQCI (or approximately 1.5% of NQCI's common stock outstanding as of October 31, 2007).

Pursuant to a consulting agreement effective December 1, 2007, Daniel S. Goldberger, director, will provide consulting services as a management consultant to us with a devotion of at least 80 hours per month of services. In consideration of the services, we shall pay Mr. Goldberger $15,000 per month during the first two months and $12,500 per month thereafter. The term of the services is effective December 1, 2007 and will continue on a month to month basis.

Our Chief Medical and Scientific Officer maintains an office located at 9100 Wilshire Blvd., Suite 360W, Beverly Hills, CA 91202. Pursuant to the reimbursement agreement effective January 29, 2008, we will reimburse 50% of the rental and 50% of his monthly parking. The term of the agreement shall commence on April 23, 2007, date of the office lease agreement, and continue until the date on which he ceases to use the remote office to perform his duties as our Chief Medical and Scientific Officer.

Director Independence

Messrs. Cummins, McCrann, Polaschegg, and Wolf are independent directors under Section 803(a) of the American Stock Exchange Listing Requirements.

Item 13: Exhibits

No.	Description
2.1	Merger Agreement (1)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen of Common Stock certificate (1)
10.1*	Form of Indemnification Agreement for directors (1)
10.2*	Xcorporeal, Inc. 2007 Incentive Compensation Plan (1)
10.3	License Agreement (1)
10.4*	Contribution Agreement (1)
10.5*	Employment Agreement of Victor Gura, M.D. (1)
10.6	Form of Innovation, Proprietary Information and Confidentiality Agreement (1)
10.7*	Executive Chairman Agreement of Terren S. Peizer (1)
10.8*	Employment Agreement of Robert Weinstein (1)
10.9*	Consulting Agreement of Hans-Dietrich Polaschegg (1)
10.10	Services Agreement with Aubrey Group, Inc. (1)
10.11*	Services Agreement with Daniel S. Goldberger (2)
14.1	Code of Ethics (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contracts, compensatory plans or arrangements.

(1) Incorporated by reference to exhibit of the same number to quarterly report on Form 10-QSB filed November 13, 2007.

(2) Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed January 25, 2008.

Item 14: Principal Accountant Fees and Services

Audit Fees

 Total fees for professional services rendered by our principal accountant for the audit and review of our financial statements included in our Form 10-QSBs and Form 10-KSBs, and services provided in connection with our other SEC filings for the year ended December 31, 2006 was $143,000. Total fees for professional services rendered by our principal accountant for the audit and review of our financial statements included in our Form 10-QSBs and Form 10-KSBs, and services provided in connection with our other SEC filings for the year ended December 31, 2007 was $318,000.

Audit-Related Fees

Audit-related fees are for accounting technical consultations and totaled $24,000 in 2007 and none in 2006.

Tax Fees

We paid no fees for professional services with respect to tax compliance, tax advice, or tax planning to our auditor in 2006 or 2007.

Pre-Approval Policy for Audit Services

Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by BDO Seidman, LLP are pre-approved by the Audit Committee before the engagement of the auditors for such services. Our pre-approval policy expressly provides for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by its duly authorized representatives.

XCORPOREAL, INC.

By:	/s/ TERREN S. PEIZER
Terren S. Peizer Executive Chairman
Title

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ TERREN S. PEIZER Terren S. Peizer	Executive Chairman of the Board of Directors (Principal Executive Officer)	March 24, 2008

/s/ DANIEL S. GOLDBERGER Daniel S. Goldberger	Chief Executive Officer and Director	March 24, 2008

/s/ ROBERT WEINSTEIN Robert Weinstein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2008

/s/ MARC G. CUMMINS Marc G. Cummins	Director	March 24, 2008

/s/ VICTOR GURA, M.D. Victor Gura, M.D.	Chief Medical & Scientific Officer and Director	March 24, 2008

/s/ KELLY MCCRANN Kelly McCrann	Director	March 24, 2008
/s/ HANS POLASCHEGG, PH.D. Hans Polaschegg, Ph.D.	Director	March 24, 2008

/s/ JAY A. WOLF Jay A. Wolf	Director	March 24, 2008