Form 10-Q
period 2008-03-31
Xcorporeal, Inc.
filed 2008-05-14
CIK 752789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number 001-31608

XCORPOREAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2242792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

12121 Wilshire Blvd., Suite 350, Los Angeles, California 90025
(Address of principal executive offices)

(310) 923-9990
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 5, 2008
Common Stock, $0.0001 par value	14,592,472 shares

INDEX

PART I — FINANCIAL INFORMATION	3

Item 1. Interim Financial Statements	3

Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007	3

Statements of Operations (unaudited) for the three months ended March 31, 2008 and March 31, 2007 and the period from inception (May 4, 2001) to March 31, 2008	4

Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and March 31, 2007 and the period from inception (May 4, 2001) to March 31, 2008	5

Statement of Stockholders Equity (Deficit) for the three months ended March 31, 2008 and the period from inception (May 4, 2001) to March 31, 2008 (unaudited)	6

Notes to the Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION	17

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities ; Use of Proceeds from Registered Securities	17

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

XCORPOREAL, INC.
(a Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$19,935	$106,495
Marketable securities, at fair value	12,952,140	16,401,898
Restricted cash	67,943	68,016
Prepaid Expenses & Other Current Assets	480,432	408,303
Total current assets	13,520,450	16,984,712
Property and equipment, net	309,393	266,912
Other assets	907	922
Total Assets	$13,830,750	$17,252,546

LIABILITIES
Current
Accounts payable	$1,907,106	$1,125,239
Accrued compensation	115,594	196,541
Accrued professional fees	623,141	425,228
Accrued royalties	145,833	83,333
Accrued other liabilities	114,214	68,946
Payroll liabilities	15,287	11,926
Other current liabilities	115,400	115,400
Total Current Liabilities	3,036,575	2,026,613

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares
authorized, none outstanding	-	-

Common Stock, $0.0001 par value, 40,000,000 shares
authorized, 14,572,472 and 14,372,472 outstanding on
March 31, 2008 and December 31, 2007, respectively	1,457	1,437
Additional paid-in capital	38,740,903	36,822,316
Deficit accumulated during the development stage	(27,948,185)	(21,597,820)
Total Stockholders' Equity	10,794,175	15,225,933
Total Liabilities & Stockholders' Equity	$13,830,750	$17,252,546

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			May 4, 2001 (Date
	Three Months Ended		of Inception) to
	March 31,		March 31,
	2008	2007	2008
Operating Expenses:
Selling,general and administrative	$3,749,639	$4,041,634	$18,152,331
Research and development	2,732,492	1,143,563	11,160,984
Depreciation and amortization	22,508	1,521	54,774

Loss before other income and income taxes	(6,504,639)	(5,186,718)	(29,368,089)

Interest and other income	155,874	311,866	1,423,104

Loss before income taxes	(6,348,765)	(4,874,852)	(27,944,985)

Income taxes	1,600	-	3,200

Net Loss	$(6,350,365)	$(4,874,852)	$(27,948,185)

Basic and diluted loss per share	$(0.44)	$(0.34)

Weighted average number of shares outstanding	14,383,461	14,200,050

See accompanying notes to interim financial statements.

 XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			May 4, 2001 (Date
	Three Months Ended		of Inception) to
	March 31,		March 31,
	2008	2007	2008
Cash flows used in operating activities
Net Loss for the Period	$(6,350,365)	$(4,874,852)	$(27,948,185)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee Stock Based Compensation	75,489	2,657,635	5,155,409
Stock Based Compensation	1,121,118	639,064	5,106,854
Common Stock Issuance for consulting services rendered	722,000	-	820,000
Depreciation and amortization	22,493	1,521	54,681
Net Change in assets and liabilities:
Increase in Prepaid Expenses & Other Current Assets	(72,129)	(44,239)	(480,432)
(Increase) decrease in Other Assets	15	(12,031)	(907)
Increase (decrease) in Accounts Payable and Accrued Liabilities	1,009,962	(629,658)	2,883,802
Increase in Other Current Liabilities	-	-	115,401
Net Cash Used in Operating Activities	(3,471,417)	(2,262,560)	(14,293,377)

Cash Flows from Investing Activities
Capital Expenditures	(64,974)	(36,062)	(364,074)
Restricted Cash	73	(75,000)	(67,943)
Purchase of marketable securities	(8,598,102)	(24,623,290)	(33,598,102)
Sale of marketable securities	12,047,860	-	20,645,962
Net Cash Provided by (Used in) Investing Activities	3,384,857	(24,734,352)	(13,384,157)

Cash Flows from Financing Activities
Capital Stock issued	-	-	27,434,349
Advances from related party	-	-	64,620
Additional Proceeds from the Sale of Common Stock in 2006	-	-	198,500
Net Cash Provided by Financing Activities	-	-	27,697,469

Increase/(decrease) in cash during the period	(86,560)	(26,996,912)	19,935
Cash, beginning of the period	106,495	27,440,987	-
Cash, end of the period	$19,935	$444,075	$19,935

Supplemental disclosure of cash flow information; cash paid for:
Interest	$-	$-	$-
Income taxes	$1,600	$-	$3,200

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period May 4, 2001 (Inception) to March 31, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Common stock issued for cash at $0.01 per share	2,500,000	$250	$24,750		$25,000
Net Loss for the year ended December 31, 2001				$(40,255)	(40,255)
Balance as of December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)
Common stock issued for cash at $0.05 per share	1,320,000	132	65,868		66,000
Net Loss for the year ended December 31, 2002				(31,249)	(31,249)
Balance as of December 31, 2002	3,820,000	382	90,618	(71,504)	19,496
Net Loss for the year ended December 31, 2003				(12,962)	(12,962)
Balance as of December 31, 2003	3,820,000	382	90,618	(84,466)	6,534
Net Loss for the year ended December 31, 2004				(23,338)	(23,338)
Balance as of December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)
Net Loss for the year ended December 31, 2005				(35,753)	(35,753)
Balance as of December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)
Common stock issued for a licence rights at $0.0001 per
share	9,600,000	960	40		1,000
Capital stock cancelled	(3,420,000)	(342)	342		-
Warrants granted for consulting fees			2,162,611		2,162,611
Forgiveness of related party debt			64,620		64,620
Common stock issued for cash at $7.00, net of placement
fees of $2,058,024	4,200,050	420	27,341,928		27,342,348
Stock-based compensation expense			264,251		264,251
Net loss for the period				(4,380,212)	(4,380,212)
Balance as of December 31, 2006	14,200,050	1,420	29,924,410	(4,523,769)	25,402,061
Capital stock cancelled	(200,000)	(20)	20		-
Common stock issued pursuant to consulting agreement at $4.90 per share	20,000	2	97,998		98,000
Recapitalization pursuant to merger	352,422	35	(37,406)		(37,371)
Warrants granted for consulting services			2,917,309		2,917,309
Stock-based compensation expense			3,721,485		3,721,485
Additional Proceeds from the Sale of Common Stock in
2006			198,500		198,500
Net loss for the period				(17,074,051)	(17,074,051)
Balance as of December 31, 2007	14,372,472	1,437	36,822,316	(21,597,820)	15,225,933
Common stock issued as compensation for consulting
services at $3.61 per share	200,000	20	721,980		722,000
Warrants granted for consulting services			75,489		75,489
Stock-based compensation expense			1,121,118		1,121,118
Net loss for the period				(6,350,365)	(6,350,365)
Balance as of March 31, 2008	14,572,472	$1,457	$38,740,903	$(27,948,185)	$10,794,175

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 1 — Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2007 financial statements.

The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Note 2 — Nature and Continuance of Operations

On October 12, 2007, pursuant to a merger agreement with Xcorporeal, Inc. (referred to hereinafter as pre-merger Xcorporeal),our newly-formed wholly-owned merger subsidiary merged with and into pre-merger Xcorporeal, which became our wholly-owned subsidiary and changed its name to “Xcorporeal Operations, Inc.” We changed our name from CT Holdings Enterprises, Inc. (CTHE) to “Xcorporeal, Inc.” and amended our certificate of incorporation and bylaws to read substantially as pre-merger Xcorporeal. As a result, our authorized common stock changed from 60,000,000 shares to 40,000,000 common shares, and our authorized preferred stock changed from 1,000,000 shares to 10,000,000 shares, resulting in total authorized capital stock of 50,000,000 shares.

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

Note 4 — Cash Equivalents and Marketable Securities

We invest available cash in short-term commercial paper, certificates of deposit, money market funds, and high grade marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. Investments, including certificates of deposit with maturity dates greater than three months when purchased and which have readily determined fair values are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At March 31, 2008, all of our cash was held in high grade money market funds and marketable securities.

Restricted cash represents deposits secured as collateral for a bank credit card program.

Note 5 — Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities.

Fair value is defined under SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by SFAS 157, are as follows:

•	Level I - inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

•	Level II - inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.

•	Level III - unobservable inputs that reflect management’s best estimate of what market participants would use in pricing he asset or liability at the measurement date.

The following tables summarize fair value measurements by level at March 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$19,935	$-	$-	$19,935
Marketable securities:
Commercial paper	7,561,152	-	-	7,561,152
Corporate obligation	831,272	-	-	831,272
Money market fund	4,559,716	-	-	4,559,716
Restricted cash	67,943	-	-	67,943
Total assets	$13,040,018	$-	$-	$13,040,018

Note 6 - Property and Equipment

Property and equipment consist of the following at March 31, 2008:

Property and equipment	$364,074
Accumulated depreciation	(54,681)
Property and equipment, net	$309,393

Depreciation expense for the three months ended March 31, 2008 and 2007 was $22,493 and $1,486, respectively.

Note 7 - Leases

As of February 22, 2008, we entered into a 5 year lease agreement and relocated our corporate office to a location in Los Angeles, CA. The total lease payments will be $1,096,878 over a 5 year period.

On January 14, 2008, we extended the sublease for office and warehouse space from Aubrey Group, Inc. through December 31, 2008. Pursuant to the extension, we acquired additional office and warehouse space. $82,129 will be the total lease payments over the 1 year period.

Note 8 — Interest Income

Interest income of $152,468 and $311,866 was reported for the three months ended March 31, 2008 and 2007, respectively.

Note 9 — Related Party Transactions

Pursuant to a consulting agreement effective December 1, 2007, Daniel S. Goldberger, director, provides consulting services as interim Chief Executive Officer with a devotion of at least 80 hours per month of services. In consideration of the services, we shall pay Mr. Goldberger $15,000 per month during the first two months and $12,500 per month thereafter. The term of the services is effective December 1, 2007 and will continue on a month to month basis.

Our Chief Medical and Scientific Officer maintains an office located in Beverly Hills, California. Pursuant to a reimbursement agreement effective January 29, 2008, we reimburse 50% of the rental and 50% of his monthly parking. The term of the agreement commenced on April 23, 2007, the date of the office lease agreement, and continue until the date on which he ceases to use the remote office to perform his duties as our Chief Medical and Scientific Officer.

Note 10 — License Agreement

On August 31, 2006, we entered into a Contribution Agreement with a company whose sole managing member is our current Chairman. We issued 9,600,000 shares of common stock in exchange for (a) the right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into a License Agreement with National Quality Care, Inc. (NQCI) dated September 1, 2006 pursuant to which we obtained the exclusive rights to the technology relating to our kidney failure treatment and other medical devices. Pre-merger Xcorporeal was a shell corporation prior to the transaction. We valued the License Agreement at the carry-over basis of $1,000. As consideration for being granted the License, we agreed to pay a minimum annual royalty of $250,000, or 7% of net sales. We recorded $395,833 in royalty expenses covering the minimum royalties from commencement of the License Agreement through March 31, 2008. The License Agreement expires in 2105. As of March 31, 2008, we made one payment of the minimum annual royalty of $250,000.

Note 11 — Stock Options and Warrants

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

On October 12, 2007, we also assumed options to purchase up to 3,880,000 shares of common stock, 288,000 of which have since been canceled or expired, that were granted by pre-merger Xcorporeal under its 2006 Incentive Compensation Plan.

Stock Options to Employees, Officer and Directors

The Compensation Committee of our Board of Directors determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period. Options generally vest over five years and have a maximum life of ten years.

On January, 14, 2008, we granted options to purchase an aggregate of 20,000 shares of common stock to one employee. The options vest over 5 years, are exercisable at $7.00 per share, and expire in 2018.

We reported $1,121,118 and $639,064 in stock-based compensation expense for employees, officers, and directors for the three months ended March 31, 2008 and 2007, respectively.

All compensation expense for stock options granted has been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the three months ended
March 31, 2008
Expected dividend yields	zero
Expected volatility	136%
Risk-free interest rate	3.81%
Expected terms in years	10 years

Warrants and Stock Options to Non-Employees

In the three months ended March 31, 2008, there were no issuance of warrants.

We reported $75,489 and $2,657,635 in stock-based compensation expense for consultants for the three months ended March 31, 2008 and 2007, respectively.

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

All charges for warrants granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the three months ended
March 31, 2008
Expected dividend yields	zero
Expected volatility	136%
Risk-free interest rate	2.36-3.85%
Expected terms in years	4.58-9.37 years

The following table shows the change in unamortized compensation expense for stock options and warrants issued to employees, officers, directors and non-employees during the three months ended March 31, 2008:

	Stock Options and
	Warrants	Unamortized Compensation
	Outstanding	Expense
January 1, 2008	4,674,221	$18,228,742
Granted in the period	20,000	82,153
Forfeited in the period	(15,000)	(22,917)
Expensed in the period	-	(1,464,034)
March 31, 2008	4,679,221	$16,823,944

		Weighted
	Number of	Average
	Options and	Exercise
	Warrants	Price
Stock Options and Warrants
Balance at January 1, 2008	4,674,221	$6.01
Granted	20,000	7.00
Exercised	-	-
Forfeited	(15,000)	7.00
Balance at March 31, 2008	4,679,221	$6.01

Note 12 — Stockholders’ Equity

On March 27, 2008, 200,000 shares of common stock were granted as compensation for consulting services rendered to us.

Note 13 — Product Development Agreement

In July 2007, we entered into an agreement with Aubrey Group, Inc., an FDA-registered third-party contract developer and manufacturer of medical devices for the design and development of a Portable Artificial Kidney ("PAK"). The PAK will be designed for use as an Intermittent as well as a Continuous Renal Replacement Therapy (CRRT) in the hospital with medical supervision. The development is expected to be completed by the end of 2008 and projected labor and material costs are estimated at approximately $5.1 million over the term. The agreement can be terminated at any time with 30 business days notice.

Note 14 — Subsequent Events

On April 2, 2008, we issued 20,000 shares of our common stock for consulting services rendered to us.

On April 9, 2008, Consolidated National, LLC (CNL), a limited liability company whose managing member is our Executive Chairman, sold 3,167,404 shares of our common stock in a private placement. Approximately 270,000 shares were sold to our officers and directors. We will not receive any proceeds from this sale the account of the selling stockholder.

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

Overview

We are a medical device company developing an innovative extra-corporeal platform technology to be used in devices to replace the function of various human organs. These devices will seek to provide patients with improved, efficient and cost effective therapy. The platform leads to three initial products:

•	A PAK for hospital Renal Replacement Therapy (RRT);

•	A PAK for home hemodialysis; and

•	A Wearable Artificial Kidney (WAK) for continuous ambulatory hemodialysis.

For the hospital market, we are developing a portable, multifunctional renal replacement device that will offer cost-effective therapy for those patients suffering from Acute Renal Failure (ARF) causing a rapid decline in kidney function. We have completed our functional prototype of the product, which is currently undergoing bench testing, and will submit a 510(k) filing with the FDA during the fourth quarter of 2008. We plan to commercialize the product after receiving approval from the FDA. Timing of FDA approval is uncertain at this time.

We also plan to commercialize a home hemodialysis device for the End Stage Renal Disease (ESRD) market, comprised of patients in whom the kidneys have ceased to function. We have also completed our functional prototype of the product, which is currently undergoing bench testing, and we will submit a 510(k) with the FDA during the second half of 2009. Clinical trials are anticipated to commence within 12 months.

Our WAK is a device for the chronic treatment of ESRD. We have successfully demonstrated a prototype system that weighs less than 6 kg., is battery operated, and can be worn by an ambulatory patient. We plan to continue our development of this product over the next 12 months.

We are a development stage company, have been unprofitable since our inception, and will incur substantial additional operating losses for at least the next twelve months as we continue to implement commercial operations and allocate significant and increasing resources to research, development, clinical trials and other activities. Accordingly, our historical operations and financial information are not indicative of our future operating results, financial condition or ability to operate profitably as a commercial enterprise.

Research and Development

R&D Team

We have recruited and currently employ a talented interdisciplinary team of scientists and engineers who are developing our products. The team includes engineering leaders from within the dialysis field who provide state of the art as well as historical insights into dialysis equipment. The team also includes seasoned engineers from related medical fields providing us with cutting edge technology in the areas of fluidics, sensors and electronics. In addition, we have retained a medical device consulting firm, The Aubrey Group, Inc., an FDA-registered third-party contract developer and manufacturer of medical devices, to provide engineering support in the development of the PAK. We will continue development of our products utilizing The Aubrey Group in conjunction with our existing team.

We incurred $2.7 million and $1.1 million in research and development costs in the three months ended March 31, 2008 and 2007, respectively.

Third-party Arrangements

In July 2007, we entered into an agreement with Aubrey for the design and development of subsystems of the PAK. The PAK will be designed for intermittent hemodialysis or CRRT in a clinical setting as well as for treatments in a home setting. The development is expected to be complete by the end of 2008. Total labor and material costs over the term of the Aubrey agreement are budgeted at approximately $5.1 million, though we can terminate the agreement at any time with 30 business days notice.

We also contract with other third parties to assist in our research and development efforts and to supplement our internal resources while we continue to grow our organization.

Management’s Discussion and Analysis

Results of Operations for the three months ended March 31, 2008 and 2007.

We have not generated any revenues since inception. We incurred net loss of $6.4 million for the three months ended March 31, 2008, compared to a net loss of $4.9 million for the three months ended March 31, 2007. The increase in net loss was primarily due to (i) research, development and other expenses related to advancing our kidney failure treatment technologies, (ii) stock compensation expense related to options and warrants granted to directors, officers, employees, and consultants, and (iii) legal and audit fees. At March 31, 2008, we had positive working capital of $10.4 million compared to positive working capital of $15.0 million at the beginning of the year.

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

As of March 31, 2008, we had cash, cash equivalents and marketable securities of approximately $13.0 million. We are currently expending cash at a rate of approximately $1.2 million per month. At present rates, we will have to raise additional funds during the next twelve months. We may not be successful in doing so on terms acceptable to us, and the inability to raise capital could require us to curtail our current plans in order to decrease spending, which could have a material adverse effect on our plan of operation. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our products, and, ultimately, to generate revenue.

Upon receipt of the approximate $27.3 million raised through private placement, we strategically began our operating activities and research and development efforts which resulted in a net loss of $17.1 million in 2007 and $6.4 million in the three months ended March 31, 2008. In addition, we invested $25.0 million in high grade money market funds and marketable securities of which we sold $12.0 million of the investments, leaving a balance of $13.0 million as of March 31, 2008.

As mentioned above, the final product design of the PAK will be completed by mid 2008 and units will undergo final verification and validation prior to a 510(k) submission to the FDA for clinical use under direct medical supervision. We intend to submit this 510(k) filing during the fourth quarter of 2008. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We expect that our monthly expenditures will increase as we reduce our spending on research and development costs as well as labor and material costs relating to the Aubrey agreement, and shift resources towards developing a marketing plan for the PAK.

Research and Development

We employ an interdisciplinary team of scientists and engineers who are developing the PAK and the WAK. In addition, we have retained Aubrey to assist with the engineering of the PAK. The PAK will be engineered to perform both hemodialysis, hemofiltration and ultrafiltration under direct medical supervision. A variation of this device will be developed for chronic home hemodialysis. An initial prototype of the PAK, capable of performing the functions of a hemodialysis machine, and demonstrating our unique new fluidics circuit, was completed at the end of 2007. Further refinements to this prototype including the addition of safety sensors and electronic controls is now in progress. The final product design of the PAK will be completed shortly and units will undergo final verification and validation prior to a 510(k) submission for clinical use under direct medical supervision. A clinical study is not required for this submission.

In a clinical feasibility study conducted in London in March 2007, a research prototype of the WAK was successfully demonstrated in eight patients with end-stage renal disease. Patients were successfully treated for up to 8 hours with adequate clearances of urea and creatinine. The device was well tolerated and patients were able to conduct activities of normal daily living including walking and sleeping. There were no serious adverse events although clotting of the dialyzer occurred in two patients. To our knowledge, this is the first successful demonstration of a wearable artificial kidney in man. This year we are making substantial improvements to the WAK. These include improvement of the heparin pumping system intended to address the dialyzer clotting problem, the addition of safety sensors required for commercial dialysis equipment, the addition of electrical controls to provide a convenient user interface, improvements to the blood flow circuit and further miniaturization of the device to improve fit to the human body. Additional clinical studies will be conducted upon completion of the prototype

We incurred $2.7 million and $1.1 million in research and development costs in the three months ended March 31, 2008 and 2007, respectively.

Contractual Obligations and Commercial Commitments

		Less than 1			More than 5
Contractual Obligations:	Total	year	1 - 3 years	3 - 5 years	years
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations (1)	1,332,778	263,003	786,199	283,576	-
Research & Development Contractual Commitments	342,421	342,421	-	-	-
Other Liabilities	220,806	220,806	-	-	-
	$1,896,005	$826,231	$786,199	$283,576	$-

(1) Operating lease commitments for our corporate office facility, product development facility, Dr. Gura’s office which is a related party transaction, and two corporate apartments.

The table excludes the agreement with Aubrey in relation to the PAK development which can be terminated at any time with 30 business days notice. Due to the successful rate of the development, we anticipate coming under the agreement’s approximate budget of $5.1 million. With the expected completion by end of 2008, we estimate we will incur cost of $2.4 million for 2008 under this agreement.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Legal Proceedings

We are involved in arbitration against NQCI as described in Item 1 of Part II below. From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

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

Stock-Based Compensation

Statements of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) and Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

In determining stock based compensation, we consider various factors in our calculation of fair value using a Black-Scholes pricing model. These factors include volatility, expected term of the options and forfeiture rates. A change in these factors could result in differences in the stock based compensation expense.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in short term high grade commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values and are classified as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk arising from changes in the level or volatility of interest rates; however, interest rate movements do not materially affect the market value of our portfolio because of the short-term nature of these investments. A reduction in the overall level of interest rates may produce less interest income from our investment portfolio. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of our portfolio.

ITEM 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based upon this evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended March 31, 2008.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

On December 1, 2006, we initiated arbitration against National Quality Care, Inc. (NQCI) for its failure to fully perform its obligations under our License Agreement. On December 29, 2006, NQCI filed a suit against us in Los Angeles County Superior Court entitled National Quality Care, Inc. v. Victor Gura, M.D., et al., Case No. BC364140. On January 5, 2007, we filed a petition to compel arbitration, and NQCI subsequently stipulated to resolve all claims in the pending arbitration. On March 20, 2007, the lawsuit was dismissed without prejudice. The arbitration hearing was completed on February 29, 2008, briefing was completed in late April, and the arbitrator is expected to render an arbitration award during second quarter 2008. Based on the evidence presented at the hearing, we do not believe there is any reasonable likelihood that NQCI will prevail on its claims, and we believe the arbitrator is likely to rule in our favor.

ITEM 1A. Risk Factors.

 Investing in our common stock involves a high degree of risk. In addition to the information in this report, you should carefully consider the risks described under Risk Factors in Part I, Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007, and the revised risk factors noted below. If any of such risks actually occurs, our business, results of operations and financial condition will likely suffer. As a result the trading price of our common stock may decline, and you might lose part or all of your investment.

Approximately 43% of our stock is controlled by a single stockholder who has the ability to substantially influence the election of directors and the outcome of matters submitted to stockholders.

As of April 9, 2008, CNL, a limited liability company whose managing member is our Executive Chairman, directly owned 6,232,596 shares, which represent approximately 42.7% of our 14,592,472 shares of outstanding common stock. As a result, CNL presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders. The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial stockholder’s interest is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Sales of common stock by our existing stockholders, or the perception that such sales may occur, could depress our stock price.

 The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders, including stockholders who recently purchased their shares from CNL. Most of our outstanding shares were registered on a Form S-4 registration statement in connection with our October 2007 merger, and are eligible for public resale. Approximately half of our shares of common stock are currently held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 under the Securities Act of 1933, as amended, or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities; Use of Proceeds from Registered Securities.

In March 2008, we issued 200,000 shares of common stock to Summit Trading Limited as compensation for consulting services. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in a transaction to an accredited investor not involving any public offering.

In April 2008, we issued 20,000 shares of restricted common stock to Steven Solomon, our former Chief Executive Officer, as compensation for business advisory services. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in a transaction to an accredited investor not involving any public offering.

In April 2008, we issued 20,000 shares of restricted common stock to Rachel Glicksman as compensation for investor relations services by CEOCast, Inc. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in a transaction to an accredited investor not involving any public offering.

All of the above shares were registered for resale in a Registration Statement on Form S-3 filed under the Securities Act of 1933, which registration statement was declared effective on April 18, 2008.

ITEM 5. Other Information

Departure of Officer

Effective May 12, 2008, Winson Tang ceased to be our chief operating officer. He continues to be employed by us on an at will basis.

Unless otherwise required by law, we disclaim any obligation to release publicly any updates or any changes in its expectations or any change in events, conditions, or circumstances on which any forward-looking statements are based.

ITEM 6. Exhibits.

No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2008	By:	/s/ Robert Weinstein
Robert Weinstein Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)