Form 10KSB/A
period 2007-12-31
Xcorporeal, Inc.
filed 2008-08-01
CIK 752789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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
(Title of class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the past 60 days: $11,151,127 as of July 24, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,592,472 shares of common stock as of July 24, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

Xcorporeal, Inc.("we," "us" or "our") is filing this Amendment No. 1 on Form 10-KSB/A to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 25, 2008 (the "Original Report"). The purpose of this Amendment No. 1 is to revise our discussion of the effectiveness of our internal control over financial reporting as of the end of the period covered by the Original Report.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 8A has been set forth in this Amendment No. 1, including those portions which have not been modified from the Original Report. As a result of these modifications, the certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amendment No. 1.

Except with respect to our discussion of our conclusion as to the effectiveness of our internal control over financial reporting as set forth in Part II, Item 8A, we have not modified or updated any of our prior disclosure from the Original Report, and this Amendment No. 1 does not reflect the occurrence of any events following the date of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

PART II
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Executive Chairman and Chief Financial Officer. conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

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

•	A thorough review of our financial reporting structures, internal control structures, and regulatory filings was conducted by our CFO to ensure our controls and procedures are adequate and effective.
Item 13: Exhibits

No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its duly authorized representatives.

XCORPOREAL, INC.

By:	/s/ TERREN S. PEIZER
Terren S. Peizer Executive Chairman
Title

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ TERREN S. PEIZER Terren S. Peizer	Executive Chairman of the Board of Directors (Principal Executive Officer)	August 1, 2008

/s/ DANIEL S. GOLDBERGER Daniel S. Goldberger	Chief Executive Officer and Director	August 1, 2008

/s/ ROBERT WEINSTEIN Robert Weinstein	Chief Financial Officer (Principal Financial and Accounting Officer)	August 1, 2008

/s/ MARC G. CUMMINS Marc G. Cummins	Director	August 1, 2008

/s/ VICTOR GURA, M.D. Victor Gura, M.D.	Chief Medical & Scientific Officer and Director	August 1, 2008

/s/ KELLY MCCRANN Kelly McCrann	Director	August 1, 2008
/s/ HANS POLASCHEGG, PH.D. Hans Polaschegg, Ph.D.	Director	August 1, 2008

/s/ JAY A. WOLF Jay A. Wolf	Director	August 1, 2008