Form 10-Q/A
period 2008-03-31
Xcorporeal, Inc.
filed 2008-08-01
CIK 752789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 24, 2008
Common Stock, $0.0001 par value	14,592,472 shares

EXPLANATORY NOTE

Xcorporeal, Inc. ("we," "us" or "our") is filing this Amendment No. 1 on Form 10-Q to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange Commission (the "SEC") on May 14, 2008 (the "Original Filing"). The purpose of this Amendment No. 1 is to revise the officers' certifications attached as Exhibits 31.1 and 31.2 to comply with Item 601(b)(31) of Regulation S-K.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the officers certification attached as Exhibits 32.1 and 32.2 have been re-executed and re-filed as of the date of this Amendment No. 1, however no revisions have been made to such certifications.

Except for the revisions to the officers' certifications attached as Exhibits 31.1 and 31.2 to conform with Item 601(b)(31) of Regulation S-K, we have not undertaken in this Amendment No. 1 to modify or update any other disclosures in the Original Filing and this Amendment No. 1 does not reflect any events occurring after the date of filing of the Original Filing.
PART II - OTHER INFORMATION

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

Date: August 1, 2008	By:	/s/ Robert Weinstein
Robert Weinstein Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)