Form 10-Q
period 2008-06-30
Xcorporeal, Inc.
filed 2008-08-14
CIK 752789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 6, 2008
Common Stock, $0.0001 par value	14,704,687 shares

INDEX

PART I — FINANCIAL INFORMATION	2

Item 1. Interim Financial Statements	2

Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	2

Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and June 30, 2007 and the period from inception (May 4, 2001) to June 30, 2008	3

Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and June 30, 2007 and the period from inception (May 4, 2001) to June 30, 2008	4

Statement of Stockholders Equity (Deficit) for the six months ended June 30, 2008 and the period from inception (May 4, 2001) to June 30, 2008 (unaudited)	5

Notes to the Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION	17

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities ; Use of Proceeds from Registered Securities	18

Item 6. Exhibits	18

Signatures	19

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

XCORPOREAL, INC.
(a Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$67,987	$106,495
Marketable securities, at fair value	9,241,096	16,401,898
Restricted cash	67,873	68,016
Prepaid Expenses & Other Current Assets	361,425	408,303
Total current assets	9,738,381	16,984,712
Property and equipment, net	320,250	266,912
Other assets	892	922
Total Assets	$10,059,523	$17,252,546

LIABILITIES
Current
Accounts payable	$1,491,152	$1,125,239
Accrued professional fees	1,371,905	425,228
Accrued royalties	208,333	83,333
Accrued compensation	140,946	196,541
Accrued other liabilities	105,075	68,946
Payroll liabilities	64,505	11,926
Deferred rent	38,309	-
Other current liabilities	115,400	115,400
Total Current Liabilities	3,535,625	2,026,613

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares
authorized, none outstanding	-	-

Common Stock, $0.0001 par value, 40,000,000 shares
authorized, 14,704,687 and 14,372,472 outstanding on
June 30, 2008 and December 31, 2007, respectively	1,470	1,437
Additional paid-in capital	39,786,986	36,822,316
Deficit accumulated during the development stage	(33,264,558)	(21,597,820)
Total Stockholders' Equity	6,523,898	15,225,933
Total Liabilities & Stockholders' Equity	$10,059,523	$17,252,546

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					May 4, 2001 (Date
	Three Months Ended		Six Months Ended		of Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Operating Expenses:
Selling, general and administrative	$1,895,013	$1,611,188	$5,644,652	$5,590,288	$20,047,344
Research and development	3,473,480	1,482,037	6,205,972	2,688,134	14,634,464
Depreciation and amortization	26,076	3,862	48,584	5,383	80,850

Loss before other income and income taxes	(5,394,569)	(3,097,087)	(11,899,208)	(8,283,805)	(34,762,658)

Interest and other income	78,196	308,060	234,070	619,926	1,501,300
Loss before income taxes	(5,316,373)	(2,789,027)	(11,665,138)	(7,663,879)	(33,261,358)

Income taxes	-	-	1,600	-	3,200

Net Loss	$(5,316,373)	$(2,789,027)	$(11,666,738)	$(7,663,879)	$(33,264,558)

Basic and diluted loss per share	$(0.36)	$(0.20)	$(0.81)	$(0.54)

Weighted average number of shares outstanding	14,593,485	14,200,050	14,488,473	14,200,050

See accompanying notes to interim financial statements.

  XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			May 4, 2001 (Date
	Six Months Ended		of Inception) to
	June 30,		June 30,
	2008	2007	2008
Cash flows used in operating activities
Net Loss for the Period	$(11,666,738)	$(7,663,879)	$(33,264,558)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock Based Compensation	2,081,958	1,483,464	6,067,694
Non-employee Stock Based Compensation	84,745	2,795,124	5,164,665
Common Stock Issuance for consulting services rendered	798,000	-	896,000
Depreciation	48,554	5,383	80,742
Net Change in assets and liabilities:
Decrease (increase) in Prepaid Expenses & Other Current Assets	46,878	(80,640)	(361,425)
Decrease (increase) in Other Assets	30	-	(892)
Increase (decrease) in Accounts Payable and Accrued Liabilities	1,470,703	(815,824)	3,344,543
Increase in Deferred Rent	38,309	-	38,309
Increase in Other Current Liabilities	-	-	115,401
Net Cash Used in Operating Activities	(7,097,561)	(4,276,372)	(17,919,521)

Cash Flows from Investing Activities
Capital Expenditures	(101,892)	(58,100)	(400,992)
Restricted Cash	143	(83,050)	(67,873)
Purchase of marketable securities	(8,598,102)	(25,000,000)	(33,598,102)
Sale of marketable securities	15,758,904	2,323,422	24,357,006
Net Cash Provided by (Used in) Investing Activities	7,059,053	(22,817,728)	(9,709,961)

Cash Flows from Financing Activities
Capital Stock issued	-	-	27,434,349
Advances from related party	-	-	64,620
Additional Proceeds from the Sale of Common Stock in 2006	-	-	198,500
Net Cash Provided by Financing Activities	-	-	27,697,469

Increase/(decrease) in cash during the period	(38,508)	(27,094,100)	67,987
Cash, beginning of the period	106,495	27,440,987	-
Cash, end of the period	$67,987	$346,887	$67,987

Supplemental disclosure of cash flow information; cash paid for:
Interest	$-	$-	$-
Income taxes	$1,600	$-	$3,200

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period May 4, 2001 (Inception) to June 30, 2008
(Unaudited)

	Common Stock		AdditionalPaid-in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total
Common stock issued for cash at $0.01 per share	2,500,000	$250	$24,750		$25,000
Net Loss for the year ended December 31, 2001				$(40,255)	(40,255)
Balance as of December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)
Common stock issued for cash at $0.05 per share	1,320,000	132	65,868		66,000
Net Loss for the year ended December 31, 2002				(31,249)	(31,249)
Balance as of December 31, 2002	3,820,000	382	90,618	(71,504)	19,496
Net Loss for the year ended December 31, 2003				(12,962)	(12,962)
Balance as of December 31, 2003	3,820,000	382	90,618	(84,466)	6,534
Net Loss for the year ended December 31, 2004				(23,338)	(23,338)
Balance as of December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)
Net Loss for the year ended December 31, 2005				(35,753)	(35,753)
Balance as of December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)
Common stock issued for a licence rights at $0.0001 per
share	9,600,000	960	40		1,000
Capital stock cancelled	(3,420,000)	(342)	342		-
Warrants granted for consulting fees			2,162,611		2,162,611
Forgiveness of related party debt			64,620		64,620
Common stock issued for cash at $7.00, net of placement
fees of $2,058,024d	4,200,050	420	27,341,928		27,342,348
Stock-based compensation expense			264,251		264,251
Net loss for the period				(4,380,212)	(4,380,212)
Balance as of December 31, 2006	14,200,050	1,420	29,924,410	(4,523,769)	25,402,061
Capital stock cancelled	(200,000)	(20)	20		-
Common stock issued pursuant to consulting agreement at
$4.90 per share	20,000	2	97,998		98,000
Recapitalization pursuant to merger	352,422	35	(37,406)		(37,371)
Warrants granted for consulting services			2,917,309		2,917,309
Stock-based compensation expense			3,721,485		3,721,485
Additional Proceeds from the Sale of Common Stock in
2006			198,500		198,500
Net loss for the period				(17,074,051)	(17,074,051)
Balance as of December 31, 2007	14,372,472	1,437	36,822,316	(21,597,820)	15,225,933
Common stock issued as compensation for consulting
services at $3.61 per share	200,000	20	721,980		722,000
Warrants granted for consulting services			75,489		75,489
Stock-based compensation expense			1,121,118		1,121,118
Net loss for the period				(6,350,365)	(6,350,365)
Balance as of March 31, 2008	14,572,472	1,457	38,740,903	(27,948,185)	10,794,175
Common stock issued as compensation for consulting
services at $3.80 per share	20,000	2	75,998		76,000
Cashless exercise of warrants	112,215	11	(11)		0
Warrants granted for consulting services			9,256		9,256
Stock-based compensation expense			960,840		960,840
Net loss for the period				(5,316,373)	(5,316,373)
Balance as of June 30, 2008	14,704,687	$1,470	$39,786,986	$(33,264,558)	$6,523,898

See accompanying notes to interim financial statements.

 XCORPOREAL, INC.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 1 — Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. Except for the accrual for the Licensor Expenses discussed in Note 11-License Agreement below, all adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2007 financial statements.

The results of operations for the period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Note 2 — Nature of Operations and Going Concern Uncertainty

On October 12, 2007, pursuant to a merger agreement with Xcorporeal, Inc. (referred to hereinafter as Operations), our newly-formed wholly-owned merger subsidiary, merged with and into Operations, which became our wholly-owned subsidiary and changed its name to “Xcorporeal Operations, Inc.” We changed our name from CT Holdings Enterprises, Inc. (CTHE) to “Xcorporeal, Inc.” and amended our certificate of incorporation and bylaws to read substantially as Operations. As a result, our authorized common stock changed from 60,000,000 shares to 40,000,000 common shares, and our authorized preferred stock changed from 1,000,000 shares to 10,000,000 shares, resulting in total authorized capital stock of 50,000,000 shares.

Immediately prior to the merger, we caused a one-for-8.27 reverse split of our common stock. Each share of Operations common stock was then converted into one share of our common stock. In addition, we assumed all outstanding Operations options and warrants to purchase Operations common stock.

In this merger, CTHE is considered to be the legal acquirer and Xcorporeal to be the accounting acquirer. As the former shareholders of Operations owned over 97% of the outstanding voting common stock of CTHE immediately after the merger and CTHE was a public shell company, Operations is considered the accounting acquirer and the transaction is considered to be a recapitalization of Operations.

Historical financial statements prior to the merger were restated to be those of Operations. The merger is accounted for as if it were an issuance of the common stock of Operations to acquire our net assets, accompanied by a recapitalization. Historical stockholders’ equity of Operations is retroactively restated for the equivalent number of shares received in the merger, after giving effect to the difference in par value with an offset to paid-in capital. The assets and liabilities of Operations are carried forward at their predecessor carrying amounts. Retained deficiency of Operations is carried forward after the merger. Operations prior to the merger are those of Operations. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by Operations’s stockholders. The costs of the transaction will be expensed to the extent they exceed cash received from CTHE. References to "we," "us, "our" and the "company" after consummation of the merger include CTHE and Operations.

As a result of the merger, we transitioned to a development stage company focused on researching, developing and commercializing technology and products related to the treatment of kidney failure.

We expect to incur negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our operating expenses and capital requirements before we achieve profitability. Accordingly, we may seek to raise additional funds through public or private placement of shares of preferred or common stock or through public or private financing. Our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds, reduce operating costs or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Upon receipt of the approximate $27.3 million raised through private placement, we strategically began our operating activities and research and development efforts which resulted in a net loss of $17.1 million in 2007 and $11.7 million in the six months ended June 30, 2008. In addition, we invested $25.0 million in high grade money market funds and marketable securities of which we sold $15.8 million of the investments, leaving a balance of $9.2 million as of June 30, 2008. The final product design of the PAK will be completed shortly and units will undergo final verification and validation prior to a 510(k) submission to the FDA for clinical use under direct medical supervision. We intend to submit this 510(k) filing during the fourth quarter of 2008. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We expect that our monthly expenditures will increase as we reduce our spending on research and development costs as well as labor and material costs relating to the Aubrey agreement, and shift resources towards developing a marketing plan for the PAK.

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

Note 4 - Legal Proceedings

On December 1, 2006, Operations initiated arbitration against National Quality Care, Inc. (NQCI) for NQCI's failure to fully perform its obligations under the License Agreement dated September 1, 2006. On September 1, 2006, Operations also entered into a Merger Agreement with NQCI which contemplated that Operations would acquire NQCI as a wholly owned subsidiary pursuant to a triangular merger, or would issue to NQCI shares of common stock in consideration of the assignment of the technology relating to the WAK and other medical devices (the “Technology Transaction”). The merger was not consummated.

On June 9, 2008, the arbitrator issued an Interim Award granting specific performance of the Technology Transaction. The Interim Award stated that the total aggregate shares of stock to be received by NQCI at the Closing should equal 48% of all Operations shares outstanding as of the date of the Merger Agreement. On September 1, 2006, there were 10,000,000 shares of Operations common stock outstanding. Copies of the License Agreement and Merger Agreement are attached as exhibits to our amended current report on Form 8-K/A filed with the Securities and Exchange Commission on June 11, 2008.

On August 4, 2008, the arbitrator issued a Second Interim Award, stating that 9,230,000 shares of our common stock should be issued to NQCI to effectuate the Technology Transaction. The arbitrator found that, with the exception of shareholder approval, virtually all conditions to Closing the Technology Transaction have been waived. The award further states that, if we or our stockholders do not approve the issuance of our stock to effectuate the Technology Transaction, all of the Technology covered by the License will be declared the sole and exclusive property of NQCI, and the arbitrator will schedule additional hearings to address whether the PAK technology is included within that Technology, and whether NQCI is entitled to compensatory damages and the amount of damages, if any, under these circumstances. The arbitrator has also stated that NQCI is entitled to recover reasonable attorneys’ fees. NQCI has filed a motion seeking $3.9 million in fees, which we have opposed. Each of the Interim Awards state that it is an interim award subject to further proceedings, and is not intended to be a final award subject to a motion to confirm before a court of competent jurisdiction.

The Second Interim Award also states that—contrary to the assertion made by NQCI in its current report on Form 8-K filed on June 10, 2008—the License Agreement will remain in full force and effect until the Technology Transaction closes or the arbitrator determines that it will never close. NQCI has made a claim for reimbursement of approximately $690,000 in expenses under the License Agreement which were accrued under “Accrued Professional Fees” as of June 30, 2008.

The above interim awards are not yet binding or final. Therefore, no liability for the above awards has been accrued as no reliable estimate can currently be made.

Note 5 — Cash Equivalents and Marketable Securities

We invest available cash in short-term commercial paper, certificates of deposit, money market funds, and high grade marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. Investments, including certificates of deposit with maturity dates greater than three months when purchased and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At June 30, 2008, all of our cash was held in high grade money market funds and marketable securities.

Restricted cash represents deposits secured as collateral for a bank credit card program.

Note 6 — Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities.

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

The following tables summarize fair value measurements by level at June 30, 2008 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$67,987	$-	$-	$67,987
Marketable securities:
Commercial paper	3,787,047	-	-	3,787,047
Corporate securities fixed rate	660,336	-	-	660,336
Money market fund	4,793,713	-	-	4,793,713
Restricted cash	67,873	-	-	67,873
Total assets	$9,376,956	$-	$-	$9,376,956

Short-term investments classified as available-for-sale were as follows:

	June 30, 2008
	Aggregate FairValue	Gross Unrealized Gains / (Losses)	Estimated Fair Value
Commercial paper	3,787,047	-	3,787,047
Corporate securities fixed rate	660,336	-	660,336
Total	$4,447,383	$-	$4,447,383

Xcorporeal reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. Xcorporeal considers these investments not to be temporarily impaired as of June 30, 2008.

There were no gross unrealized gains or losses as of June 30, 2008.

Note 7 - Property and Equipment

Property and equipment consist of the following at June 30, 2008:

Property and equipment	$400,992
Accumulated depreciation	(80,742)
Property and equipment, net	$320,250

Depreciation expense for the three and six months ended June 30, 2008 and 2007 was $26,061 and $48,554, and $3,847 and $5,334, respectively.

Note 8 - Leases

As of February 22, 2008, we entered into a 5 year lease agreement and relocated our corporate office to a location in Los Angeles, CA. The total lease payments will be $1,096,878 over a 5 year period. As of June 30, 2008, our remaining total lease payments are $1,062,062.

The following is a schedule by years of future minimum lease payments required under the 5-year corporate office lease as of June 30, 2008:
Year ending December 31:
2008	$104,448	(1)
2009	215,859
2010	224,650
2011	233,528
2012	242,842
2013	40,735	(2)

Total minimum payments required	$1,062,062

(1) excludes lease payments made through June 30, 2008
(2) initial term of the lease agreement ends February 2013

On May 15, 2008, we executed the second amendment to the sublease agreement for office and warehouse space from Aubrey Group, Inc. Pursuant to the amendment, we acquired additional office and warehouse space. In addition, our monthly sublease rent increased to $8,715 through December 31, 2008. As of June 30, 2008, our remaining total sublease payments are $52,288 for this one year sublease agreement.

Note 9 — Interest Income

Interest income of $82,226 and $234,694, and $308,060 and $619,926 was reported for the three and six months ended June 30, 2008 and 2007, respectively.

Note 10 — Related Party Transactions

Pursuant to a consulting agreement effective December 1, 2007, Daniel S. Goldberger, director, provides consulting services as interim Chief Executive Officer with a devotion of at least 80 hours per month of services. In consideration of the services, we shall pay Mr. Goldberger $15,000 per month during the first two months and $12,500 per month thereafter. The term of the services is effective December 1, 2007 and will continue on a month to month basis. From execution through June 30, 2008, Mr. Goldberger was compensated $92,500 for his services.

Our Chief Medical and Scientific Officer maintains an office located in Beverly Hills, California. Pursuant to a reimbursement agreement effective January 29, 2008, we reimburse 50% of the rental and 50% of his monthly parking. The term of the agreement commenced on April 23, 2007, the date of the office lease agreement, and continue until the date on which he ceases to use the remote office to perform his duties as our Chief Medical and Scientific Officer. From commencement through June 30, 2008, we reimbursed our Chief Medical and Scientific Officer $1,239 and $24,386 for 50% of the monthly parking and rental, respectively.

Note 11 — License Agreement

On August 31, 2006, we entered into a Contribution Agreement with a company whose sole managing member is our current Chairman. We issued 9,600,000 shares of common stock in exchange for (a) the right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into a License Agreement with National Quality Care, Inc. (NQCI) dated September 1, 2006 pursuant to which we obtained the exclusive rights to the technology relating to our kidney failure treatment and other medical devices. Operations was a shell corporation prior to the transaction. We valued the License Agreement at the carry-over basis of $1,000. As consideration for being granted the License, we agreed to pay a minimum annual royalty of $250,000, or 7% of net sales. We recorded $458,333 in royalty expenses covering the minimum royalties from commencement of the License Agreement through June 30, 2008. The License Agreement expires in 2105. As of June 30, 2008, we made one payment of the minimum annual royalty of $250,000.

The License Agreement also stipulates the reimbursement of reasonable and necessary expenses incurred in the ordinary course of business consistent with past practices (“Licensor Expenses”) until the Closing or the termination of the Merger Agreement. NQCI has made a claim for reimbursement of approximately $690,000 in expenses under the License Agreement which were accrued under “Accrued Professional Fees” as of June 30, 2008. See Note 4 - Legal Proceedings for further additional information related to this License Agreement.

Note 12 — Stock Options and Warrants

Incentive Compensation Plan

On October 12, 2007, we adopted the Xcorporeal, Inc. 2007 Incentive Compensation Plan and the related form of option agreement that are substantially identical to the 2006 Incentive Compensation Plan in effect at Operations immediately prior to the merger.

 The plan authorizes the grant of stock options, restricted stock, restricted stock units and stock appreciation rights. Effective February 28, 2007, there are 3,900,000 shares of common stock reserved for issuance pursuant to the plan (subject to adjustment in accordance with the provisions of the plan). The plan will continue in effect for a term of up to ten years.

On October 12, 2007, we also assumed options to purchase up to 3,880,000 shares of common stock, net 450,000 of which have since been canceled or expired, that were granted by Operations under its 2006 Incentive Compensation Plan.

As of June 30, 2008, there were 137,500 optioned shares outstanding and 3,762,500 shares available under the 2007 Incentive Compensation Plan.

Stock Options to Employees, Officer and Directors

The Compensation Committee of our Board of Directors determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period. Options generally vest over five years and have a maximum life of ten years.

In the three months ended June 30, 2008, we granted options to purchase an aggregate of 35,000 shares of common stock to three employees. The options vest over 5 years, are exercisable at $7.00 per share, and expire in 2018.

We reported $960,840 and $2,081,958 in stock-based compensation expense for employees, officers, and directors for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, we reported $844,400 and $1,483,464 in stock-based compensation expense for employees, officers, and directors, respectively.

All compensation expense for stock options granted has been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the six months ended
June 30, 2008
Expected dividend yields	zero
Expected volatility	136%
Risk-free interest rate	3.53-3.81%
Expected terms in years	10 years

Warrants and Stock Options to Non-Employees

In the six months ended June 30, 2008, there were no issuance of warrants. However, there were cashless exercises of warrants in the three months ended June 30, 2008.

We reported $9,256 and $84,745 in stock-based compensation expense for consultants for the three and six months ended June 30, 2008, respectively. We reported $137,489 and $2,795,124 in stock-based compensation expense for consultants for the three and six months ended June 30, 2007, respectively.

Compensation for options granted to non-employees has been determined in accordance with SFAS No. 123R, EITF 96-18, and EITF 00-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accordingly, compensation is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

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

All charges for warrants granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:
For the six months ended June 30, 2008
Expected dividend yields	zero
Expected volatility	136%
Risk-free interest rate	2.36-4.69%
Expected terms in years	4.30-9.37 years

The following table shows the change in unamortized compensation expense for stock options and warrants issued to employees, officers, directors and non-employees during the six months ended June 30, 2008:

	Stock Options and Warrants		Unamortized Compensation
	Outstanding		Expense
January 1, 2008	4,674,221		$18,228,742
Granted in the period	55,000		207,447
Forfeited in the period	(285,000)		(1,355,844)
Expensed in the period	-		(3,167,215)
Exercised in the period	(325,000)	(1)	-
June 30, 2008	4,119,221		$13,913,130

(1) The cashless exercises of the granted 325,000 warrant shares resulted in the issuance of an aggregate of 112,215 shares of our common stock.

		Weighted
	Number of	Average
	Options and	Exercise
	Warrants	Price
Stock Options and Warrants
Balance at January 1, 2008	4,674,221	$6.01
Granted	55,000	7.00
Exercised	(325,000)	1.00
Forfeited	(285,000)	7.00
Balance at June 30, 2008	4,119,221	$6.35

Note 13 — Stockholders’ Equity

On April 2, 2008, 20,000, shares of our common stock were granted as compensation for consulting services rendered to us.

On April 9, 2008, Consolidated National, LLC (CNL), a limited liability company whose managing member is our Executive Chairman, sold 3,167,404 shares of our common stock in a private placement. Approximately 230,000 shares were sold to our officers and directors. We did not receive any proceeds from this sale by or for the account of the selling stockholder.

On June 30, 2008, we issued an aggregate of 112,215 shares of our common stock pursuant to cashless exercise of warrants by three warrant holders.

Note 14 — Product Development Agreement

In July 2007, we entered into an agreement with Aubrey Group, Inc., an FDA-registered third-party contract developer and manufacturer of medical devices for the design and development of a Portable Artificial Kidney ("PAK"). The PAK will be designed for use as an Intermittent as well as a Continuous Renal Replacement Therapy (CRRT) in the hospital with medical supervision. The development is expected to be completed by the end of 2008 and projected labor and material costs are estimated at approximately $5.1 million over the term. The agreement can be terminated at any time with 30 business days notice. From commencement through June 30, 2008, we incurred $2,553,387 in expense for the services rendered under this agreement.

Note 15 — Subsequent Events

On August 4, 2008, we relocated our laboratory to our Irvine subleased facility.

On August 4, 2008, the arbitrator issued a Second Interim Award, stating that 9,230,000 shares of our common stock should be issued to NQCI to effectuate the Technology Transaction. The arbitrator found that, with the exception of shareholder approval, virtually all conditions to Closing the Technology Transaction have been waived. The award further states that, if we or our stockholders do not approve the issuance of our stock to effectuate the Technology Transaction, all of the Technology covered by the License will be declared the sole and exclusive property of NQCI, and the arbitrator will schedule additional hearings to address whether the PAK technology is included within that Technology, and whether NQCI is entitled to compensatory damages and the amount of damages, if any, under these circumstances. The arbitrator has also stated that NQCI is entitled to recover reasonable attorneys’ fees.

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

We incurred $3.5 million and $6.2 million in research and development costs in the three and six months ended June 30, 2008, respectively. This compares to $1.5 million and $2.7 million incurred in the three and six months ended June 30, 2007.

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

Management’s Discussion and Analysis

Results of Operations for the three and six months ended June 30, 2008.

We have not generated any revenues since inception. We incurred a net loss of $5.3 million and $11.7 million for the three and six months ended June 30, 2008, respectively, compared to a net loss of $2.8 million and $7.7 million for the three and six months ended June 30, 2007, respectively. The increase in net loss was primarily due to (i) research, development and other expenses related to advancing our kidney failure treatment technologies, (ii) stock compensation expense related to options and warrants granted to directors, officers, employees, and consultants, (iii) legal fees, and (iv) increased company personnel. At June 30, 2008, we had positive working capital of $6.2 million compared to positive working capital of $15.0 million at the beginning of the year.

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

As of June 30, 2008, we had cash, cash equivalents and marketable securities of approximately $9.3 million. We are currently expending cash at a rate of approximately $1.2 million per month. In addition, we may become obligated to pay damages, costs or legal fees in connection with the ongoing arbitration described under Part II, Item 1. Legal Proceedings, in amounts yet to be determined. At present rates, we will have to raise additional funds during the next twelve months. We may not be successful in doing so on terms acceptable to us, and the inability to raise capital could require us to curtail our current plans in order to decrease spending, which could have a material adverse effect on our plan of operation. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our products, and, ultimately, to generate revenue.

We expect to incur negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our operating expenses and capital requirements before we achieve profitability. Accordingly, we may seek to raise additional funds through public or private placement of shares of preferred or common stock or through public or private financing. Our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds, reduce operating costs or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Upon receipt of the approximate $27.3 million raised through private placement, we strategically began our operating activities and research and development efforts which resulted in a net loss of $17.1 million in 2007 and $11.7 million in the six months ended June 30, 2008. In addition, we invested $25.0 million in high grade money market funds and marketable securities of which we sold $15.8 million of the investments, leaving a balance of $9.2 million as of June 30, 2008. The final product design of the PAK will be completed shortly and units will undergo final verification and validation prior to a 510(k) submission to the FDA for clinical use under direct medical supervision. We intend to submit this 510(k) filing during the fourth quarter of 2008. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We expect that our monthly expenditures will increase as we reduce our spending on research and development costs as well as labor and material costs relating to the Aubrey agreement, and shift resources towards developing a marketing plan for the PAK.

Research and Development

We employ an interdisciplinary team of scientists and engineers who are developing the PAK and a separate, interdisciplinary team developing the WAK. In addition, we have retained Aubrey to assist with the engineering of the PAK. The PAK will be engineered to perform both hemodialysis, hemofiltration and ultrafiltration under direct medical supervision. A variation of this device will be developed for chronic home hemodialysis. An initial prototype of the PAK, capable of performing the functions of a hemodialysis machine, and demonstrating our unique new fluidics circuit, was completed at the end of 2007. Further refinements to this prototype including the addition of safety sensors and electronic controls is now in progress. The final product design of the PAK will be completed shortly and units will undergo final verification and validation prior to a 510(k) submission for clinical use under direct medical supervision. A clinical study is not required for this submission.

In a clinical feasibility study conducted in London in March 2007, a research prototype of the WAK was successfully demonstrated in eight patients with end-stage renal disease. Patients were successfully treated for up to 8 hours with adequate clearances of urea and creatinine. The device was well tolerated and patients were able to conduct activities of normal daily living including walking and sleeping. There were no serious adverse events although clotting of the dialyzer occurred in two patients. To our knowledge, this is the first successful demonstration of a wearable artificial kidney in man. This year we are making substantial improvements to the WAK. These include improvement of the heparin pumping system intended to address the dialyzer clotting problem, the addition of safety sensors required for commercial dialysis equipment, the addition of electrical controls to provide a convenient user interface, improvements to the blood flow circuit and further miniaturization of the device to improve fit to the human body. Additional clinical studies will be conducted upon completion of the prototype

We incurred $3.5 million and $6.2 million in research and development costs in the three and six months ended June 30, 2008, respectively. This compares to $1.5 million and $2.7 million incurred in the three and six months ended June 30, 2007.

Contractual Obligations and Commercial Commitments
Contractual Obligations and Commercial Commitments
		Less than 1			More than 5
Contractual Obligations:	Total	year	1 - 3 years	3 - 5 years	years
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations (1)	1,264,424	194,649	786,199	283,576	-
Research & Development Contractual Commitments	162,148	162,148	-	-	-
Other Liabilities	97,167	97,167	-	-	-
	$1,523,737	$453,963	$786,199	$283,576	$-

(1) Operating lease commitments for our corporate office facility, product development facility, Dr. Gura’s office which is a related party transaction, and two corporate apartments.

The table excludes the agreement with Aubrey in relation to the PAK development which can be terminated at any time with 30 business days notice. Due to the successful rate of the development, we anticipate coming under the agreement’s approximate budget of $5.1 million. With the expected completion by end of 2008, we estimate we will incur cost of $3.0 million for 2008 under this agreement.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

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

Short-term investments classified as available-for-sale were as follows:

	June 30, 2008
	Aggregate Fair	Gross Unrealized	Estimated Fair
	Value	Gains / (Losses)	Value
Commercial paper	3,787,047	-	3,787,047
Corporate securities fixed rate	660,336	-	660,336
Total	$4,447,383	$-	$4,447,383

Xcorporeal reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. Xcorporeal considers these investments not to be temporarily impaired as of June 30, 2008.

There were no gross unrealized gains or losses as of June 30, 2008.

Stock-Based Compensation

Statements of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment , (SFAS 123(R)) and Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

In determining stock based compensation, we consider various factors in our calculation of fair value using a Black-Scholes pricing model. These factors include volatility, expected term of the options and forfeiture rates. A change in these factors could result in differences in the stock based compensation expense.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in short term high grade commercial paper, certificates of deposit, money market accounts, and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values and are classified as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.

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

ITEM 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Based upon this evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended June 30, 2008.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

On December 1, 2006, Operations initiated arbitration against National Quality Care, Inc. (NQCI) for NQCI's failure to fully perform its obligations under the License Agreement dated September 1, 2006. On September 1, 2006, Operations also entered into a Merger Agreement with NQCI which contemplated that Operations would acquire NQCI as a wholly owned subsidiary pursuant to a triangular merger, or would issue to NQCI shares of common stock in consideration of the assignment of the technology relating to the WAK and other medical devices (the “Technology Transaction”). The merger was not consummated.

On June 9, 2008, the arbitrator issued an Interim Award granting specific performance of the Technology Transaction. The Interim Award stated that the total aggregate shares of stock to be received by NQCI at the Closing should equal 48% of all Operations shares outstanding as of the date of the Merger Agreement. On September 1, 2006, there were 10,000,000 shares of Operations common stock outstanding. Copies of the License Agreement and Merger Agreement are attached as exhibits to our amended current report on Form 8-K/A filed with the Securities and Exchange Commission on June 11, 2008.

On August 4, 2008, the arbitrator issued a Second Interim Award, stating that 9,230,000 shares of our common stock should be issued to NQCI to effectuate the Technology Transaction. The arbitrator found that, with the exception of shareholder approval, virtually all conditions to Closing the Technology Transaction have been waived. The award further states that, if we or our stockholders do not approve the issuance of our stock to effectuate the Technology Transaction, all of the Technology covered by the License will be declared the sole and exclusive property of NQCI, and the arbitrator will schedule additional hearings to address whether the PAK technology is included within that Technology, and whether NQCI is entitled to compensatory damages and the amount of damages, if any, under these circumstances. The arbitrator has also stated that NQCI is entitled to recover reasonable attorneys’ fees. NQCI has filed a motion seeking $3.9 million in fees, which we have opposed. Each of the Interim Awards state that it is an interim award subject to further proceedings, and is not intended to be a final award subject to a motion to confirm before a court of competent jurisdiction.

The Second Interim Award also states that—contrary to the assertion made by NQCI in its current report on Form 8-K filed on June 10, 2008—the License Agreement will remain in full force and effect until the Technology Transaction closes or the arbitrator determines that it will never close. NQCI has made a claim for reimbursement of approximately $690,000 in expenses under the License Agreement which were accrued under “Accrued Professional Fees” as of June 30, 2008.

The above interim awards are not yet binding or final. Therefore, no liability for the above awards has been accrued as no reliable estimate can currently be made.

 ITEM 1A. Risk Factors.

  Investing in our common stock involves a high degree of risk. In addition to the information in this report, you should carefully consider the risks described under Risk Factors in Part I, Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007, and the revised risk factors noted below. If any of such risks actually occurs, our business, results of operations and financial condition will likely suffer. As a result the trading price of our common stock may decline, and you might lose part or all of your investment

An unfavorable result in the pending arbitration could have a material adverse effect on our capital structure, business and financial condition.

We consider the protection of our proprietary technology for treatment of kidney failure, which we have licensed and are developing, to be critical to our business prospects. We obtained the rights to the wearable artificial kidney (WAK) through a License Agreement with National Quality Care, Inc. (NQCI). On December 1, 2006 we initiated arbitration against NQCI for failure to fully perform its obligations under our License Agreement. NQCI filed counterclaims seeking to invalidate the License Agreement and claiming monetary damages against us. In interim awards, the arbitrator has found that the License Agreement will not survive if the Technology Transaction contemplated by the Merger Agreement entered into concurrently with the License Agreement fails to close. If this determination were upheld by a court of competent jurisdiction, we could be prevented from using the WAK technology we licensed from it. In addition, if it were found that our rights to the portable artificial kidney (PAK) are derived from licensed technology, that could significantly impact our ability to develop, manufacture and sell our PAK, which would have a material adverse effect on our business and results of operations.

The interim awards state that NQCI is entitled to reimbursement for reasonable attorneys’ fees. NQCI has made a claim for approximately $3.9 million in such fees, which we have opposed. NQCI has also made a claim for reimbursement of approximately $690,000 in expenses related to the License Agreement which has been accrued at June 30, 2008 If we ever become obligated to pay all or a substantial portion of such amounts, doing so could have a material adverse effect on our liquidity and financial ability to continue with ongoing operations as currently planned.

The interim awards also state that 9,230,000 shares of our common stock would have to be issued to effectuate the Technology Transaction, if Closing such a transaction were to be approved by our stockholders. The issuance of such shares would result in NQCI owning approximately 38% of our total outstanding shares, diluting current stockholders and giving it the ability to substantially influence the outcome of matters submitted to stockholders.

We expect to incur negative cash flows and net losses for the foreseeable future and may not be able to continue as a going concern.

As a result of our expectation of negative cash flows and net losses for the foreseeable future, based on our current plans, we believe our existing cash reserves will not be sufficient to meet our operating expenses and capital requirements before we achieve profitability.  Our ability to meet our cash obligations as they become due will depend on our ability to secure financing on acceptable terms.  Unless we are able to raise capital sufficient to support our operations there will be substantial doubt of our ability to continue as a going concern.

Approximately 42% of our stock is controlled by a single stockholder who has the ability to substantially influence the election of directors and the outcome of matters submitted to stockholders.

As of April 9, 2008, CNL, a limited liability company whose managing member is our Executive Chairman, directly owned 6,232,596 shares, which represent approximately 42.4% of our 14,704,687 shares of outstanding common stock. As a result, CNL presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders. The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial stockholder’s interest is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

ITEM 2. Unregistered Sales of Equity Securities; Use of Proceeds from Registered Securities.

In April 2008, we issued 20,000 shares of restricted common stock to Steven Solomon, our former Chief Executive Officer, as compensation for pre and post merger consulting services. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in a transaction not involving any public offering.

 In April 2008, we re-issued 20,000 shares of restricted common stock to Rachel Glicksman pursuant to the request of CEOCast, Inc. and our Board approval. The initial authorization was for the issuance of the 20,000 shares directly to CEOCast, Inc. as compensation for investor relations services. We issued the shares in reliance upon the exemption from registration provided by Section 4(2), in a transaction not involving any public offering.

The above shares were registered for resale in a registration statement on Form S-3 filed under the Securities Act of 1933, which was declared effective on April 18, 2008.

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

Date: August 14, 2008	By:	/s/ Robert Weinstein
Robert Weinstein Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)