Form 10KSB/A
period 2007-12-31
Xcorporeal, Inc.
filed 2008-09-19
CIK 752789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 2

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the past 60 days: $3,232,273 as of September 16, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,704,687 shares of common stock as of September 16, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

Xcorporeal, Inc.("we," "us" or "our") is filing this Amendment No. 2 on Form 10-KSB/A to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 25, 2008 (the "Original Report"). The purpose of this Amendment No. 2 is to revise our discussion of the effectiveness of our internal control over financial reporting as of the end of the period covered by the Original Report. This Amendment is being filed for the purpose of responding to comments received by us from the staff of the Securities and Exchange Commission with respect to Amendment No. 1 to Form 10-KSB filed on August 1, 2008.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 8A has been set forth in this Amendment No. 2 including those portions which have not been modified from the Original Report. As a result of these modifications, the certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amendment No. 2.

Except with respect to our discussion of our conclusion as to the effectiveness of our internal control over financial reporting as set forth in Part II, Item 8A, we have not modified or updated any of our prior disclosure from the Original Report, and this Amendment No. 2 does not reflect the occurrence of any events following the date of the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

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

Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective solely due to our failure to adequately report such officers' conclusion with respect to disclosure controls and procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Executive Chairman and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

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
Terren S. Peizer Executive Chairman
Title

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Terren S. Peizer Terren S. Peizer	Executive Chairman of the Board of Directors (Principal Executive Officer)	September 19, 2008

/s/ Daniel S. Goldberger Daniel S. Goldberger	Chief Executive Officer and Director	September 19, 2008

/s/ Robert Weinstein Robert Weinstein	Chief Financial Officer (Principal Financial and Accounting Officer)	September 19, 2008

/s/ Marc G. Cummins Marc G. Cummins	Director	September 19, 2008

/s/ Victor Gura, M.D. Victor Gura, M.D.	Chief Medical & Scientific Officer and Director	September 19, 2008

/s/ Kelly McCrann Kelly McCrann	Director	September 19, 2008
/s/ Hans Polaschegg, Ph.D. Hans Polaschegg, Ph.D.	Director	September 19, 2008

/s/ Jay A. Wolf Jay A. Wolf	Director	September 19, 2008