Form 10-K
period 2008-12-31
Xcorporeal, Inc.
filed 2009-03-31
CIK 752789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33874
Xcorporeal, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2242792
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

12121 Wilshire Blvd., Suite 350
Los Angeles, California 90025
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (310) 923-9990

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s common stock on June 30, 2008, as reported on the NYSE Amex, was approximately $7,288,459. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2009, the registrant had issued and outstanding 14,754,687 shares of common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, or the “Annual Report”, references to “Xcorporeal, ”“we,” “us,” “our” or the “Company” refer to Xcorporeal, Inc., a Delaware corporation, and prior to October 12, 2007, the company which is now our subsidiary and known as Xcorporeal Operations, Inc., or “Operations”.

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this Annual Report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, and Section 27A of the Securities Act of 1933, or the “Securities Act”. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. Such forward-looking statements, including, without limitation, those relating to our future business prospects, revenues and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of this Annual Report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development and results of our business. Because the factors discussed in this Annual Report could cause our actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should understand that, in addition to those factors discussed in the section captioned “Risk Factors,” and events discussed in the section captioned “Business - Recent Developments,” factors that could affect our future results and could cause our actual results to differ materially from those expressed in such forward-looking statements, include, but are not limited to:

•	the effect of receiving a “going concern” statement in our independent registered public accounting firm’s report on our 2008 financial statements;

•	our significant capital needs and ability to obtain financing both on a short-term and a long-term basis;

•	the results of the arbitration proceeding with National Quality Care, Inc., or “NQCI”;

•	our ability to meet continued listing standards of NYSE Amex (formerly American Stock Exchange);

•	our ability to successfully research and develop marketable products;

•	our ability to obtain regulatory approval to market and distribute our products;

•	anticipated trends and conditions in the industry in which we operate, including regulatory changes;

•	general economic conditions; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the U.S. Securities and Exchange Commission, or the “SEC”.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

These factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. You should review carefully the sections captioned “Risk Factors,” “Business - Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report for a more complete discussion of these and other factors that may affect our business.

PART I

Item 1.                 Business

Overview

We are a medical device company developing an innovative extra-corporeal platform technology to be used in devices to replace the function of various human organs. These devices will seek to provide patients with improved, efficient and cost effective therapy. The platform leads to three initial products:

•	A Portable Artificial Kidney, or “PAK”, for attended care Renal Replacement Therapy, or “RRT”, for patients suffering from Acute Renal Failure, or “ARF”

•	A PAK for home hemodialysis for patients suffering from End Stage Renal Disease, or “ESRD”

•	A Wearable Artificial Kidney, or “WAK”, for continuous ambulatory hemodialysis for treatment of ESRD

We have completed functional prototypes of our attended care and home PAKs that we plan to commercialize after obtaining notification clearance from the Food and Drug Administration, or “FDA”, under Section 510(k) of the Federal Food, Drug and Cosmetic, or “FDC”, Act based on the existence of predicate devices, which, subject to our capital limitations described below, we plan to seek in the future. We have demonstrated a feasibility prototype of the WAK and we will determine whether to devote any available resources to the development of the WAK; commercialization of the WAK will require development of a functional prototype and likely a full pre-market approval, or “PMA”, by the FDA, which could take several years or longer. Unless we are able to raise funds to satisfy our current liabilities and other obligations as they become due and obtain additional debt or equity financing, as more fully described below in section captioned “Business - Recent Developments”, we will not be able to submit a 510(k) notification with the FDA for the PAK or the WAK.

Our PAK for the attended care market is a portable, multifunctional renal replacement device that will offer cost-effective therapy for those patients suffering from ARF, causing a rapid decline in kidney function. We have completed our functional prototype of this product, which is currently undergoing bench testing, and, subject to our capital limitations described below, plan to submit a 510(k) filing with the FDA in the future. We plan to commercialize this product after receiving clearance from the FDA. Timing of FDA clearance is uncertain at this time. Unless we are able to raise funds to satisfy our current liabilities and other obligations as they become due and obtain additional debt or equity financing, we will not be able to submit a 510(k) notification with the FDA for this product.

Our PAK for the home hemodialysis market is a device for patients suffering from ESRD, in whom the kidneys have ceased to function. We have also completed our functional prototype of this product, which is currently undergoing bench testing, and, subject to our capital limitations described below, we intend to submit a 510(k) with the FDA in the future. Unless we are able to raise funds to satisfy our current liabilities and other obligations as they become due and obtain additional debt or equity financing, we will not be able to submit a 510(k) notification with the FDA for this product. Clinical trials would be anticipated to commence after the FDA clearance is received.

Our WAK is a device for the chronic treatment of ESRD. We have successfully demonstrated a prototype system that weighs less than 6 kg., is battery operated, and can be worn by an ambulatory patient. Assuming that the Technology Transaction described below closes and we are able to raise funds to satisfy our current liabilities and other obligations as they become due and obtain additional debt or equity financing, we will evaluate the feasibility of furthering our development of this product over the next 12 months.

In 2009, to the extent we have or are able to obtain sufficient funds to do so, we plan to continue testing and developing the technology for our extra-corporeal platform. We will also implement our validation and verification strategy including bench testing, clinical testing and regulatory strategy in the U.S. and abroad.

While we may eventually exploit our technology’s potential Congestive Heart Failure, or “CHF”, applications through licensing or strategic arrangements, we will focus initially on the renal replacement applications described above.

We have focused much of our efforts on development of the PAK, which we do not believe has been derived from the Technology (as defined below) covered by the License Agreement. As described in the section captioned “Background of the Technology Transaction,” once the Technology Transaction has closed and the results of the arbitration proceeding are final, we will determine whether to devote any available resources to development of the WAK. Because none of our products is yet at a stage where it can be marketed commercially and because of the capital limitations that we are experiencing, we are not able to predict what portion of our future business, if any, will be derived from each of our products.

We are a development stage company, have generated no revenues to date and have been unprofitable since our inception, and will incur substantial additional operating losses for at least the next twelve months as we continue, to the extent available, to allocate resources to research, development, clinical trials, commercial operations, and other activities. We do not believe our existing cash reserves will be sufficient to satisfy our current liabilities and other obligations before we achieve profitability. Our ability to meet such obligations as they become due will depend on our ability to secure debt or equity financing. Unless we are able to obtain funds sufficient to support our operations and to satisfy our ongoing capital requirements, as more fully described below, we will not be able to develop any of our products, submit 510(k) notifications or PMA applications to the FDA, conduct clinical trials or otherwise commercialize any of our products.  We may not be able to obtain needed funds on acceptable terms, or at all, and there is substantial doubt of our ability to continue as a going concern. Accordingly, our historical operations and financial information are not indicative of our future operating results, financial condition, or ability to operate profitably as a commercial enterprise.

Our History

We were incorporated in the State of Delaware in 1992. As of June 30, 2007, we did not conduct any active business and were considered a “shell company” as defined in Rule 12(b)-2 promulgated under the Exchange Act. On August 10, 2007, we entered into a merger agreement with Xcorporeal, Inc., referred to herein as “pre-merger Xcorporeal”, which conducted the business described in this Annual Report before the merger became effective on October 12, 2007. Pre-merger Xcorporeal became our wholly-owned subsidiary and changed its name to “Xcorporeal Operations, Inc”, referred to herein as “Operations.” We changed our name from “CT Holdings Enterprises, Inc.” to “Xcorporeal, Inc.” All of our former officers and directors resigned, and all of the officers and directors of pre-merger Xcorporeal became our officers and directors, effective as of October 12, 2007.

On September 1, 2006, Operations entered into a License Agreement with National Quality Care, Inc. pursuant to which we obtained the exclusive rights to the technology relating to our kidney failure treatment, and other medical devices. As a result, we became a development stage company focused on researching, developing and commercializing technology and products related to the treatment of kidney failure. On December 1, 2006, Operations initiated arbitration proceedings against NQCI for its breach of the License Agreement, which remains pending. Throughout this Annual Report we refer to the License Agreement with NQCI as the “License Agreement”. For a complete description of the License Agreement and the arbitration proceedings please see section captioned “Recent Developments - Background of the Technology Transaction” below and Item 3 - Legal Proceedings.

Recent Developments

Corporate Restructuring

The deterioration of the economy over the last year, coupled with the prolonged and continuing delay in consummating the Technology Transaction, has significantly adversely affected our Company. Many of the expectations on which we had based our 2008 and 2009 business development plans slowly eroded as a result of the lengthy arbitration proceeding with NQCI commenced in 2006 and continuing into the second quarter of 2009. The possibility of an adverse decision in the arbitration proceeding with respect to our ownership right to the Technology has been and continues to be a major factor in our inability to secure debt or equity financing. Accordingly, we have had to modify our activities and business. In response to the general economic downturn affecting the development of our products and liquidity condition, we have instituted a variety of measures in an attempt to conserve cash and reduce our operating expenses. Our actions included:

•
Reductions in our labor force – On March 13, 2009, we gave notice of employment termination to 19 employees. This represents a total work-force reduction of approximately 73%. We paid accrued vacation benefits of approximately $70,000 to the terminated employees. The layoffs and our other efforts focused on streamlining our operations designed to reduce our annual expenses by approximately $3.5 million to a current operating burn rate of approximately $200,000 per month. These actions had to be carefully and thoughtfully executed and we will take additional actions, if necessary. Most important to us in making these difficult decisions is to give as much consideration as possible to all of our employees, whom we greatly value. We hope to be in the financial position in the near future to offer re-employment to certain of our terminated employees.

•	Refocusing our available assets and employee resources on the development of the PAK.
•	Continuing vigorous efforts to minimize or defer our operating expenses.
•
Exploring various strategic alternatives, which may include the license of certain of our intellectual property rights, as a means to further develop our technologies, among other possible transactions and alternatives.

•	Intensifying our search to obtain additional financing to support our operations and to satisfy our ongoing capital requirements in order to improve our liquidity position.
•	Continuing to prosecute our patents and take other steps to perfect our intellectual property rights.

In light of the unprecedented economic slow down, lack of access to capital markets and prolonged arbitration proceeding with NQCI, we were compelled to undertake the efforts outlined above in order to remain in the position to continue our operations. We hope to be able to obtain additional financing to meet our cash obligations as they become due and otherwise proceed with our business plan. Our ability to execute on our current business plan is dependent upon our ability to obtain equity or debt financing, develop and market our products, and, ultimately, to generate revenue. Unless we are able to raise financing sufficient to support our operations and to satisfy our ongoing financing requirements, we will not be able to develop any of our products, submit 510(k) notifications to the FDA, conduct clinical trials or otherwise commercialize any of our products. We will make every effort however, to continue the development of the PAK. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plans and our ability to obtain additional financing. We cannot assure you that we will be successful now or in the future in obtaining any additional financing on terms favorable to us, if at all. The failure to obtain financing will have a material adverse effect on our financial condition and operations.

Other Considerations – Royalty and Other Payments Under the License Agreement

As consideration for entering into the License Agreement, we agreed to pay to NQCI a minimum annual royalty of $250,000, or 7% of net sales. As a result of the transfer of the Technology (as defined below) to us, we may be able to realize additional savings of not having to compensate NQCI for any royalty payments accrued and not yet paid. Although we have asserted that NQCI’s breaches of the License Agreement excused our obligation to make the minimum royalty payments, we recorded $583,333 in royalty expenses, covering the minimum royalties, from commencement of the License Agreement through December 31, 2008. The License Agreement expires in 2105. If we are able to acquire the Technology from NQCI, the arbitrator, Richard C. Neal (Ret), has indicated that the License Agreement would be terminated simultaneously with such acquisition. As a result of the Technology becoming our sole and exclusive property, among other benefits, we should be able to discontinue these royalty payments to NQCI and realize corresponding savings.

The License Agreement also requires us to reimburse NQCI’s reasonable and necessary expenses incurred in the ordinary course of business consistent with past practices, or the “Licensor Expenses”, until the closing or the termination of the Merger Agreement (as defined below). The Second Interim Award (as defined below) states that the License Agreement will remain in full force and effect until the Technology Transaction closes or the arbitrator determines that it will never close. Although we have contested its right to any further payments, NQCI has made a claim for reimbursement of approximately $690,000 in alleged expenses under the License Agreement as of December 31, 2008. As a result of the Technology becoming our sole and exclusive property, among other benefits, we may be able to realize additional savings of not having to reimburse NQCI for any Licensor Expenses accrued and not yet paid. For a complete description of the License Agreement and the arbitration proceedings please see below section captioned “Background of the Technology Transaction” and Item 3 - Legal Proceedings.

Technology Transaction

Seeking Stockholder Approval of the Technology Transaction

We are currently in the process of seeking approval from our stockholders to issue 9,230,000 shares of our common stock to NQCI in order to obtain ownership of the Technology. The stockholder approval is being sought in accordance with an Interim Award issued by the arbitrator on June 9, 2008, referred to herein as the “Interim Award”, in an arbitration proceeding with NQCI, as modified by later decisions, including the Amended Order Re Interim Relief Etc. issued by the arbitrator on January 30, 2009, referred to herein as the “Order”, and in order to minimize the risk that the arbitrator will issue an alternative award that could have a material adverse effect on our financial condition and operations. The arbitrator has refused to issue a final award until stockholder approval has been obtained from our stockholders, which may effectively prevent us from obtaining effective court review of the arbitrator’s actions. The most material terms of the proposed transaction are summarized as follows:

•
Subject to the satisfaction of the terms of the Interim Award, as modified by the Order, NQCI will grant, transfer and assign to Operations all of the Technology covered by the License Agreement currently in effect between NQCI and Operations;

•	The Technology includes all patents and patent applications related to a WAK and other portable or continuous dialysis methods or devices;
•
Under the terms of the Interim Award, as modified by the Order, we filed a proxy statement with the SEC to obtain stockholder approval for the issuance of shares of our common stock to acquire the Technology and issue to NQCI 9,230,000 shares of our common stock;

•
If and when we are able to do so, we will issue and deliver to NQCI 9,230,000 shares of our common stock in consideration for the Technology. As a result, NQCI will own approximately 39% of our outstanding common stock and become our largest stockholder;

•	Except for its definition, indemnification, representation and warranty provisions, the License Agreement shall thereafter be terminated and be of no further force or effect; and
•
After the transfer of the Technology by NQCI to us, under the Interim Award, as modified by the Order, we will be required to file a registration statement with the SEC to register for resale under the Securities Act the shares issued to NQCI, referred to herein as the “Registration Statement”.

The SEC is continuing to review our preliminary proxy statement. We cannot predict when we would be able to hold our stockholder meeting to obtain stockholder approval of the share issuance.

Background of the Technology Transaction

On September 1, 2006, Operations entered into the License Agreement with NQCI pursuant to which we obtained exclusive rights to the technology relating to the treatment of kidney failure and other applications, with no geographic restrictions for a license term of 99 years (or, if earlier, until the expiration of NQCI's proprietary rights in the Technology) for an annual royalty of 7% of net sales, with a minimum annual royalty of $250,000. The Technology relates primarily to the WAK, and also covers “Derivative Works,” such as an original work that is based upon one or more pre-existing works.

On September 1, 2006, Operations also entered into a Merger Agreement with NQCI, referred to herein as the “Merger Agreement”, which contemplated that we would acquire NQCI as a wholly owned subsidiary pursuant to a triangular merger, referred to herein as the “NQCI Merger”, or we would issue shares of our common stock to NQCI stockholders in consideration of the assignment of the Technology, referred to herein as the “Technology Transaction”. The Merger Agreement provided that Operations had no obligation to issue or deliver any shares after December 31, 2006, unless the parties mutually agreed to extend such date, which they did not. In addition, on December 29, 2006, NQCI served us with written notice that it was terminating the Merger Agreement, which we accepted. Accordingly, the NQCI Merger was not consummated.

On December 1, 2006, Operations initiated an arbitration proceeding against NQCI for its breach of the License Agreement, which remains pending. NQCI claimed the License Agreement was terminated, and we sought a declaration that the License Agreement remained in effect until the closing of the NQCI merger or the Technology Transaction. We later amended our claims to seek damages for NQCI’s failure to perform its obligations under the License Agreement. NQCI filed counterclaims seeking to invalidate the License Agreement and claiming monetary damages against us. NQCI also filed claims against Victor Gura, M.D., our Chief Medical and Scientific Officer, claiming he breached his obligations to NQCI by agreeing to serve on our Board of Directors. Following a hearing and extensive briefing, the arbitrator denied both parties’ claims for damages. Although NQCI never filed an amendment to its counterclaims to seek specific performance, on June 9, 2008, the arbitrator issued an Interim Award granting specific performance of the Technology Transaction.

The Interim Award stated that the total aggregate shares of stock to be received by NQCI stockholders at the closing of the Technology Transaction should equal 48% of all Operations shares outstanding as of the date of the Merger Agreement. On September 1, 2006, there were 10,000,000 shares of Operations common stock outstanding.

On August 4, 2008, the arbitrator issued the Second Interim Award, referred to herein as the “Second Interim Award”, modifying the initial Interim Award, stating that, if we desire to close the Technology Transaction, we must obtain approval from a majority of our stockholders and issue 9,230,000 shares of our common stock to NQCI. As a result of our issuances of our common stock subsequent to the date of the Merger Agreement and following the closing of the Technology Transaction, NQCI would own approximately 39% of our total outstanding shares, which would make NQCI our largest stockholder. In addition, pursuant to the terms of the Second Interim Award, the arbitrator found that, with the exception of stockholder approval, virtually all conditions to closing the Technology Transaction have been waived, including virtually all of NQCI’s representations and warranties concerning the Technology.

The Second Interim Award also stated that, contrary to the assertions made by NQCI, the License Agreement will remain in full force and effect until the Technology Transaction closes or the arbitrator determines that it will never close. Upon closing of the Technology Transaction and satisfaction of the terms of the Interim Award, as modified by the Order, the License Agreement will terminate and we will own all of the Technology.

On September 4, 2008, the arbitrator ruled that, even though we are not a party to any of the agreements or the arbitration, our shares of common stock should be issued to NQCI rather than shares of Operations.

The arbitrator has not ordered us to close the Technology Transaction. However, the Second Interim Award states that, if our stockholders fail to approve the issuance of stock to effectuate the Technology Transaction, all of the Technology covered by the License shall be declared the sole and exclusive property of NQCI, and the arbitrator shall schedule additional hearings to address two questions: whether the PAK technology is included within that Technology, and whether NQCI is entitled to compensatory damages and the amount of damages under these circumstances. During the arbitration, NQCI took the position that we had misappropriated trade secrets regarding the WAK and used them to create the PAK. The arbitrator found that we had not misappropriated NQCI’s trade secrets. However, should the Technology Transaction not close for any reason, and the arbitrator rules that the licensed Technology must be returned to NQCI, the arbitrator could find that the PAK is derived in whole or in part from licensed Technology, and could rule that Operations must “return” the PAK technology to NQCI or that NQCI is entitled to compensatory damages or both.

The Second Interim Award required that we file the Registration Statement within 30 days after the closing of the Technology Transaction. The arbitrator acknowledged that our obligation is to file the Registration Statement and to use reasonable efforts to have the shares registered and not to guarantee registration and resultant actual public tradability. However, the arbitrator nevertheless ordered that the Registration Statement must be declared effective within 90 days. Pursuant to the terms of the Order, the arbitrator modified the Second Interim Award by reserving on what the final terms of our obligation to file the Registration Statement will be and stating that such registration obligation shall be in accordance with applicable laws, including applicable U.S. federal securities laws. While the arbitrator also retained jurisdiction to monitor our compliance with such obligation, to award any appropriate relief to NQCI if we fail to comply with such obligation and to render a decision on any other matters contested in this proceeding, the time periods set forth in the Second Interim Award and summarized in this paragraph are no longer applicable.

The Order also provided, among other things, that if we file the Proxy Statement, obtain stockholder approval to issue to NQCI 9,230,000 shares of our common stock and issue such shares to NQCI, the arbitrator’s awards requiring specific performance of the Technology Transaction will be effectuated and the arbitrator anticipates confirming that all of the Technology covered by the License Agreement shall be declared our sole and exclusive property and that the alternate relief NQCI seeks will be moot.

The arbitrator held a conference call hearing with the Company and NQCI on March 13, 2009 in which the parties discussed the reasons for the difficulties in closing the Technology Transaction and explored potential alternatives. The parties were asked to submit letter briefs outlining their suggested alternatives for consideration by the arbitrator. The parties submitted their respective letter briefs on March 24, 2009.

As of the date of this Annual Report, the arbitration proceeding with NQCI continues and the arbitrator has not yet issued a final award to either party and has not made a final ruling with respect to whether the closing of the Technology Transaction shall occur or whether potential alternatives should be pursued.

The Technology

The Merger Agreement provides that, at the closing of the Technology Transaction, NQCI shall absolutely, unconditionally, validly and irrevocably sell, transfer, grant and assign to Operations all of the Technology, including, but not limited to, the inventions embodied or described in the Licensor Patents and Patent Applications as defined in the License Agreement.

“Technology” includes all existing and hereafter developed Intellectual Property, Know-How, Licensor Patents, Licensor Patent Applications, Derivative Works, and any other technology invented, improved or developed by NQCI, or as to which NQCI owns or holds any rights, arising out of or relating to the research, development, design, manufacture or use of:

(a)	any medical device, treatment or method as of September 1, 2006;
(b)	any portable or continuous dialysis methods or devices, specifically including any wearable artificial kidney, or “Wearable Kidney”, and related devices;
(c)	any device, methods or treatments for congestive heart failure; and
(d)	any artificial heart or coronary device.

“Intellectual Property” includes:

(a)	patents, patent applications, and patent rights;
(b)	trademarks, trademark registrations and applications;
(c)	copyrights, copyright registrations, and applications; and
(d)	trade secrets, confidential information and know-how.

“Licensed Products” includes all products based on or derived from the Technology, including, but not limited to the Wearable Kidney and all related devices, whether now-existing or hereafter developed.

Research and Development

R&D Team

We employ an interdisciplinary team of scientists and engineers who are developing the PAK and a separate, interdisciplinary team developing the WAK. However, as a result of general economic conditions in 2008 and a deterioration of our liquidity position, coupled with the prolonged and continuing delay in our ability to consummate the Technology Transaction, we have been significantly adversely affected. As a result, on March 13, 2009 we terminated 19 employees or 73% of our staff. We hope to be in the financial position in the near future to offer re-employment to certain of our terminated employees.

In addition, we had previously retained Aubrey Group, Inc. (“Aubrey”), an FDA-registered third-party contract developer and manufacturer of medical devices, to assist with the design and development of subsystems of the PAK, referred to herein as the “Aubrey Agreement.” As of December 31, 2008, Aubrey substantially completed its work and we intend to terminate this agreement. A variation of this device will be developed for chronic home hemodialysis.

We incurred $20.9 million and $7.1 million in research and development costs in fiscal years 2008 and 2007, respectively, including the August 4, 2008, $10.2 million fair value accrual for a potential 9.23 million shares issuance to effectuate the Technology Transaction in accordance to the Second Interim Award. Excluding the accrual for shares issuable, we incurred $10.7 million and $7.1 million in research and development costs in fiscal years 2008 and 2007, respectively.

Portable Artificial Kidney

The PAK is a multifunctional device that will perform hemodialysis, hemofiltration and ultrafiltration under direct medical supervision. A variation of this device will be developed for chronic home hemodialysis. An initial prototype of the PAK, capable of performing the basic functions of a hemodialysis machine, and demonstrating our unique new fluidics circuit, was completed at the end of 2007. The first physical prototype including industrial design of the PAK was completed in October 2008. We hope to further refine this prototype by adding to it safety sensors and electronic controls. Subject to our ability to obtain debt or equity financing to satisfy our current liabilities and other obligations as they become due, as more fully described above in the section captioned “Recent Developments,” we hope to complete the final product design of the PAK. The PAK units will undergo final verification and validation prior to a 510(k) submission for clinical use under direct medical supervision. A clinical study will not be required for this submission.

Wearable Artificial Kidney

In a clinical feasibility study conducted in London in March 2007, a research prototype of the WAK was demonstrated in eight patients with end-stage renal disease. Patients were treated for up to eight hours with adequate clearances of urea and creatinine. The device was well tolerated and patients were able to conduct activities of normal daily living including walking and sleeping. There were no serious adverse events although clotting of the dialyzer occurred in two patients. To our knowledge, this is the first successful demonstration of a WAK in humans. Assuming that the Technology Transaction closes and sufficient working capital is available to us, we hope to make substantial improvements to the WAK. This work will result in a WAK Generation 2.0. Pending FDA approval of an investigational Device Exemption (IDE), additional clinical studies will be conducted upon completion of the Generation 2.0 WAK prototype.

If we successfully obtain additional financing, we plan to make improvements to the WAK design intended to move it from a feasibility prototype to a product prototype. These include improvement of the heparin pumping system intended to address the dialyzer clotting problem, the addition of safety sensors required for commercial dialysis equipment, the addition of electrical controls to provide a convenient user interface, improvements to the blood flow circuit and further miniaturization of the device to improve fit to the human body. Additional clinical studies will be conducted upon completion of the prototype.

Third-party Arrangements

In July 2007, we entered into the Aubrey Agreement. The PAK will be designed for intermittent hemodialysis or Continuous Renal Replacement Therapy (CRRT) in an attended care setting as well as for treatments in a home setting. As of December 31, 2008, Aubrey substantially completed its work and we intend to terminate this agreement. At the inception of the Aubrey Agreement, total labor and material costs over the term of the agreement were budgeted to amount to approximately $5.1 million and as of December 31, 2008, the agreement was substantially completed under the budgeted amount at a cost of $3.2 million.

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

Outside the US, our ability to market potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities. These foreign regulatory approval processes may involve different requirements from those of the FDA, but also generally include many, if not all, of the risks associated with the FDA approval process described above, depending on the country involved.

In the US, medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls, including labelling, pre-market notification and adherence to the FDA’s Good Manufacturing Practices, or “GMP”, Class II devices are subject to general and special controls, including performance standards, post-market surveillance, patient registries and FDA guidelines, and Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, that is, life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices. Because of their breakthrough nature, some of our devices may be considered Class III.

Before new class II medical devices, such as our current and pipeline products, can be marketed, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the FDC Act. Non-compliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow us to enter into supply contracts and criminal prosecution. A 510(k) clearance will typically be granted by the FDA if it can be established that the device is substantially equivalent to a “predicate device,” which is a legally marketed Class I or II device or a pre-amendment Class III device (that is, one that has been marketed since a date prior to May 28, 1976), for which the FDA has not called for PMA. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence, which may include a requirement to submit human clinical trial data. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer.

If clearance or approval is obtained, any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. We will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labelling regulations, GMP requirements, Medical Device Reporting (MDR) regulation, which requires a manufacturer to report to the FDA certain types of adverse events involving its products, and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses.

European Community

International Organization for Standards, or “ISO”, standards were developed by the European Community, or “EC”, as a tool for companies interested in increasing productivity, decreasing cost and increasing quality. The EC uses ISO standards to provide a universal framework for quality assurance and to ensure the good quality of products and services across borders. The ISO standards (now ISO13485) have facilitated trade throughout the EC, and businesses and governments throughout the world are recognizing the benefit of the globally accepted uniform standards. Any manufacturer we utilize for purposes of producing our products (including us, if we manufacture any of our own products) will be required to obtain ISO certification to facilitate the highest quality products and the easiest market entry in cross-border marketing. This will enable us to market our products in all of the member countries of the EC. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the European Economic Area.

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

Patents and Trademarks

We have exclusive licenses to three issued U.S. patents, U.S. Patent No. 7,309,323 entitled “Wearable continuous renal replacement therapy device,” No. 7,276,042 entitled “Low hydraulic resistance cartridge,” and No. 6,960,179 entitled “Wearable continuous renal replacement therapy device.” We also have exclusive licenses to several pending U.S. patent applications, including U.S. Patent Application No. 11/500,572 entitled “Dual-ventricle pump cartridge, pump, and method of use in a wearable continuous renal replacement therapy device.”

In addition to our exclusive licenses, we are actively protecting inventions that are commercially important to our business by developing our own intellectual property and filing and prosecuting our own patents. We currently have 24 pending U.S. patent applications and 3 PCT applications.

We also have pending applications to register our trademarks, “Xcorporeal” and “Xcorporeal WAK.”

Employees

As of December 31, 2008, we had approximately 24 full-time employees. However, as discussed above in the section captioned “Recent Developments,” during the first quarter of 2009, we had to adjust our employee headcount to more closely match our capital availability and, as a result, terminated the employment of 19 employees. Assuming that we have sufficient resources, we hope to increase our headcount in the future. We also utilize, whenever appropriate, contract and part-time professionals in order to advance our technologies while conserving cash and resources.

Reports to Security Holders

   Our Internet address is www.xcorporeal.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

   We make available free of charge through our Internet website under the heading “Investors,” our Annual Report on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or 10-QSB, current reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those reports and statements after we electronically file such materials with the SEC. Copies of our key corporate governance documents, including our Code of Ethics and charters for the Audit Committee, the Compensation Committee and the Nominating Committee are also available on our website. Our stockholders may request free copies of these documents, including a copy of this Annual Report, without charge by writing us at: Investor Relations, Xcorporeal, Inc, 12121 Wilshire Blvd. Suite 350, Los Angeles, California 90025.

   Our filed Annual and Quarterly Reports, Proxy Statements and other previously filed SEC reports are also available to the public through the SEC’s website at http://www.sec.gov. Materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.                      Risk Factors

You should carefully consider and evaluate all of the information in this Annual Report, including the risk factors listed below. While we describe each risk separately, some of these risks are interrelated and certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair, and have a material adverse effect on, our business, results of operations and financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Annual Report.

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued a report on our financial statements for the fiscal year ended December 31, 2008, that states that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1, “Nature of Operations and Going Concern Uncertainty” to the financial statements filed as part of this Annual Report. Our ability to operate is dependent on meeting our cash obligations as they become due which will depend on our ability to secure debt or equity financing on acceptable terms or otherwise address these matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We need financing to continue our ongoing operations and will need additional financing in the future.

We need financing to continue our ongoing operations and pay our liabilities and we will need additional financing to maintain and expand our business, and financing may not be available on favorable terms, if at all.

We may finance our business through the private placement or public offering of equity or debt securities. If we raise additional funds by issuing equity securities, such financing may result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technology or products, or to grant licenses on terms that are not favorable to us. If we need funds and cannot raise them on acceptable terms, we may not be able to execute our business plan and our stockholders may lose substantially all of their investment.

We expect to continue to incur operating losses, and if we are not able to raise necessary additional funds we may have to reduce or stop operations.

We have not generated revenues or become profitable, may never do so, and may not generate sufficient working capital to cover the cost of operations. Our existing cash, cash equivalents and marketable securities may not be sufficient to fund our business until we can become cash flow positive and we may never become cash flow positive. No party has guaranteed to advance additional funds to us to provide for any operating deficits. Until we begin generating revenue, we may seek funding through the sale of equity, or securities convertible into equity, which could result in further dilution to our then existing stockholders. If we raise additional capital through the incurrence of debt, our business may be affected by the amount of leverage we incur, and our borrowings may subject us to restrictive covenants. Such funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce or stop operations, any of which would have a material adverse effect on our business.

An unfavorable result in the pending arbitration could have a material adverse effect on our business.

We consider the protection of our proprietary technology for treatment of kidney failure, which we have licensed and are developing, to be critical to our business prospects. We obtained the rights to some of our most significant patented and patent-pending technologies through a License Agreement with NQCI. On December 1, 2006, Operations initiated arbitration against NQCI for its breach of the License Agreement, which remains pending. NQCI subsequently filed counterclaims seeking to invalidate the License Agreement and claiming monetary damages against us. On June 9, 2008, the arbitrator issued an Interim Award granting specific performance of the Technology Transaction in consideration of NQCI stockholders receiving 48% of all Operations shares outstanding as of the date of the Merger Agreement. On August 4, 2008, the arbitrator issued a Second Interim Award, modifying the initial Interim Award, stating that, if we desire to close the Technology Transaction, we must obtain approval from a majority of our stockholders and issue 9,230,000 shares of our common stock to NQCI. On August 15, 2008, the arbitrator awarded NQCI $1.87 million of over $4 million it claimed in attorneys’ fees and costs. The award has no effect on the additional amount of approximately $690,000 claimed by NQCI in unpaid royalties and alleged expenses under the License Agreement. The arbitrator has not yet ruled on this claim.

On September 4, 2008, the arbitrator issued an order that we should issue and deliver the 9,230,000 shares directly to NQCI, rather than directly to NQCI stockholders, if we obtain stockholder approval and elect to proceed with the Technology Transaction.

On January 30, 2009, the arbitrator issued the Order, which provides, among other things, that if we file the Proxy Statement, obtain stockholder approval to issue to NQCI 9,230,000 shares of our common stock as consideration for the closing of the Technology Transaction and issue such shares to NQCI, the arbitrator anticipates confirming that all of the Technology covered by the License Agreement shall be declared our sole and exclusive property.

The arbitrator held a conference call hearing with the Company and NQCI on March 13, 2009 in which the parties discussed the reasons for the difficulties in closing the Technology Transaction and explored potential alternatives. The parties were asked to submit letter briefs outlining their suggested alternatives for consideration by the arbitrator. The parties submitted their respective letter briefs on March 24, 2009.

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

Should the arbitrator order a material change to the Second Interim Award, as modified by the Order, after the vote of our stockholders, and further order that our stockholders not be given another opportunity to vote on such proposal or on such material change, such order could conflict with applicable federal securities laws or NYSE Amex rules to which we are subject. In such event, we would ask the arbitrator to amend such changed award or attempt to seek review of the changed award in a court of competent jurisdiction. The closing of the Technology Transaction may render any court review or appeal moot, effectively preventing us from challenging any of the arbitrator’s awards in court.

If the arbitrator were to further modify any interim awards or orders, or if NQCI were to prevail on some or all of its claims, we could be prevented from using some or all of the patented technology we licensed from NQCI. That could significantly impact our ability to use and develop our technologies, which would have a material adverse effect on our business and results of operations.

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

Competition for desirable personnel is strong, and we cannot guarantee that we will be able to attract and retain the necessary staff. The loss of members of managerial, sales or scientific staff could have a material adverse effect on our future operations and on successful development of products for our target markets. The failure to maintain our management, particularly Kelly J. McCrann, our Chairman of the Board and Chief Executive Officer, Robert Weinstein, our Chief Financial Officer and Secretary, and Victor Gura, M.D., our Chief Medical and Scientific Officer, and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations. Although we will provide incentive compensation to attract and retain our key personnel, we cannot guarantee that these efforts will be successful.

We will need to expand our finance, administrative, product development, sales and marketing, and operations staff. There are no assurances that we will be able to make such hires. However, as discussed above in the section captioned “Recent Developments,” during the first quarter of 2009, we had to adjust our employee headcount to more closely match our capital availability and, as a result, terminated the employment of 19 employees. Assuming that we have sufficient resources, we hope to increase our headcount in the future. In addition, we may be required to enter into relationships with various strategic partners and other third parties necessary to our business. Planned personnel may not be adequate to support our future operations, management may not be able to hire, train, retain, motivate and manage required personnel or management may not be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. If we fail to manage our growth or personnel needs effectively, it could have a material adverse effect on our business, results of operations and financial condition.

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

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, the need to comply with any new rules and regulations will continue to place significant demands on our financial and accounting staff, financial, accounting and information systems, and our internal controls and procedures, any of which may not be adequate to support our anticipated growth. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations, or if compliance can be achieved.

We cannot assure you that we will be able to complete development and obtain necessary approvals for our proposed products even if we obtain sufficient funding.

We will need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all. Even if we obtain sufficient funding, no assurance can be given that we will be able to design or have designed parts necessary for the manufacture of our products or complete the development of our proposed products within our anticipated time frames, if at all. Such a situation could have a material adverse effect upon our ability to remain in business. For additional risks that we may encounter as a result of our need for additional financing, please see risk factor below captioned “We need financing to continue our ongoing operations and will need additional financing in the future”.

The success of our business will depend on our ability to develop and protect our intellectual property rights, which could be expensive.

Patent and other proprietary rights are essential to our business. Our success and the competitiveness of our products are heavily dependent upon our proprietary technology and our ability to obtain and enforce patents and licenses to patent rights, both in the U.S. and in other countries. We cannot be certain that the patents that we license from others will be enforceable and afford protection against competitors. We rely on a combination of trademark and copyright laws, trade secrets and know-how to develop, confidentiality procedures and contractual provisions to maintain and strengthen our competitive position. Such means of protecting our proprietary rights may not be adequate because such laws provide only limited protection.  While we protect our proprietary rights to the extent possible, we cannot guarantee that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation of our intellectual property would have an adverse effect on our competitive position, may cause us to incur substantial litigation costs and could harm our business, financial condition and results of operations and your investment.

Generally, we enter into confidentiality and non-disclosure of intellectual property agreements with our employees, consultants and many of our vendors, and generally control access to and distribution of our proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar information independently.

Additionally, our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Even if such patents are valid, we cannot guarantee that competitors will not independently develop alternative technologies that duplicate the functionality of our technology. Our competitors may independently develop similar or superior technology. Policing unauthorized use of proprietary rights is difficult, and some international laws do not protect proprietary rights to the same extent as United States laws. Litigation periodically may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation is costly and may not be successful. Our failure to protect our proprietary technology or manufacturing processes could harm our business, financial condition and results of operations and your investment.

We may be subject to claims that we infringe the intellectual property rights of others and unfavorable outcomes could harm our business.

Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third parties, including third party rights in patents that have not yet been issued.  We intend to fully comply with the law in avoiding such infringements. However, within the medical devices industry, established companies have actively pursued such infringements, and have initiated such claims and litigation, which has made the entry of competitive products more difficult. We may experience such claims or litigation initiated by existing, better-funded competitors.

If we do infringe, the holder of the patent may seek to cause us to cease using the technology subject to the patent, or require us to enter into a license or other similar agreement and pay for our use of the intellectual property. In either case, such event may have a material negative impact on our performance. Court-ordered injunctions may prevent us from bringing new products to market, and the outcome of litigation and any resulting loss of revenues and expenses of litigation may substantially affect our ability to meet our expenses and continue operations. Also, since we rely upon unpatented proprietary technology, there is no assurance that others may not acquire or independently develop the same or similar technology.

Patent applications in the United States are maintained in secrecy until patents are issued, and the publication of discoveries in the scientific literature tends to lag behind actual discoveries. Therefore, we cannot guarantee that we will be the first creator of future inventions for which we seek patents or the first to file patent applications for any of our inventions.

Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States.  We cannot be certain that:

• patents will be issued from future applications;
• any future patents will be sufficient in scope or strength to provide meaningful protection or any commercialadvantage to us;
• foreign intellectual property laws will protect our intellectual property; or
• others will not independently develop similar products, duplicate our products or design around any patentswhich may be issued to us.

Policing unauthorized use of intellectual property is difficult.  The laws of other countries may afford little or no effective protection of our technology. We cannot assure you that the steps taken by us will prevent misappropriation of our technology, which may cause us to lose customers and revenue opportunities. In addition, pursuing persons who might misappropriate our intellectual property could be costly and divert the attention of management from the operation of our business.

We are not aware and do not believe that any of our technologies or products infringe the proprietary rights of third parties. Nevertheless, third parties may claim infringement with respect to our current or future technologies or products or products manufactured by others and incorporating our technologies. Responding to any such claims, whether or not they are found to have merit, could be time consuming, result in costly litigation, cause development delays, require us to enter into royalty or license agreements, or require us to cease using the technology that is the intellectual property of a third party. Royalty or license agreements may not be available on acceptable terms or at all. As a result, infringement claims could have a material adverse affect on our business, operating results, and financial condition.

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

Our proposed products will compete directly against equipment produced by Fresenius Medical Care AG, Baxter Healthcare Corporation, Gambro AB, NxStage Medical, Inc., B Braun and others, each of which markets one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure.

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

At December 31, 2008, we had net operating loss carry forwards (NOLs) for U.S. federal and state income tax purposes of approximately $24.3 million. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future U.S. federal and California income taxes otherwise payable.  Section 382 of the Internal Revenue Code of 1986, as amended, or the “Code”, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change” as defined in Section 382 of the Code. In general terms, an ownership change may result from transactions that have the effect of increasing the percentage ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, a corporation’s utilization of NOLs generated prior to the ownership change is subject to an annual limitation determined by multiplying the value of the corporation at the time of the ownership change by the “applicable long-term tax-exempt rate,” as defined in the Code. Any unused annual limitation may be carried over to later years. Our NOLs for federal and state income tax purposes begin to expire in 2021.

In 2007, we determined that an ownership change occurred under Section 382. The utilization of our federal NOLs, capital loss carryforwards and other tax attributes related to our company prior to the merger with pre-merger Xcorporeal therefore will be limited to zero. Accordingly, we have reduced our NOLs and capital loss and minimum tax credit carryforwards to the amount that we estimate that we would be able to utilize in the future, if profitable, considering the above limitations. At December 31, 2008, after Section 382 reductions we had NOLs for U.S. federal income tax purposes of approximately $24.3 million which NOLs will begin to expire in 2021. $24.3 million of the net NOLs are also valid for state income tax purposes and will begin to expire in 2021.

The occurrence of one or more natural disasters or acts of terrorism could adversely affect our operations and financial performance.

      The occurrence of one or more natural disasters or acts of terrorism could result in physical damage to or the temporary closure of our corporate office and/or operating facility. It may also result in the temporary lack of an adequate work force in a market and/or the temporary or long term disruption in the supply of materials (or a substantial increase in the cost of those materials) from suppliers. One or more natural disasters or acts of terrorism could materially and adversely affect our operations and financial performance. Furthermore, insurance costs associated with our business may rise significantly in the event of a large scale natural disaster or act of terrorism.

Terrorist attacks and other attacks or acts of war may adversely affect the markets on which our common stock trades, which could have a materially adverse effect on our financial condition, our results of operations and the price of our common stock.

      On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. In March 2003, the United States and allied nations commenced a war in Iraq. These attacks and the war in Iraq caused global instability in the financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Armed hostilities or further acts of terrorism could cause further instability in financial markets and could directly impact our financial condition, our results of operations and the price of our common stock.

Risks Related to Our Industry

Our business will always be strictly regulated by the federal and other governments and we cannot assure you that we will remain in compliance with all applicable regulation.

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payers, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payers increase efforts to control cost, utilization and delivery of healthcare services. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. In addition, clinical testing, manufacture, promotion and sale of our proposed products are subject to extensive regulation by numerous governmental authorities in the U.S., principally the FDA, and corresponding foreign regulatory agencies. Compliance with laws and regulations enforced by regulatory agencies who have broad discretion in applying them may be required for the medical products developed or used by us. Many healthcare laws and regulations applicable to our business are complex, applied broadly and subject to interpretation by courts and government agencies. Regulatory, political and legal action and pricing pressures could prevent us from marketing some or all of our products and services for a period of time or permanently. Moreover, changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We cannot assure you that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, or if at all, or that we will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Even if our proposed products are approved for sale, we will be subject to continuing regulation. We continuously will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labelling regulations, Quality System requirements, MDR regulations (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, foreign laws, regulations and requirements applicable to our business and products are often vague and subject to change and interpretation. Failure to comply with applicable international regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, or if at all, or that we will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Any enforcement action by regulatory authorities with respect to past or future regulatory non-compliance could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

If we fail to meet continued listing standards of NYSE Amex, our common stock may be delisted which would have a material  adverse effect on the price of our common stock.

      Our common stock is currently traded on the NYSE Amex under the symbol “XCR”. In order for our securities to be eligible for continued listing on NYSE Amex, we must remain in compliance with certain NYSE Amex continued listing standards. As of December 31, 2008 we were not in compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Amex Company Guide because our stockholders’ equity was below the level required by the NYSE Amex continued listing standards. Our stockholders’ equity fell below the required standard due to several years of operating losses. NYSE Amex will normally consider suspending dealings in, or removing from the listing of, securities of a company under Section 1003(a)(i) for a company that has stockholders’ equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, under Section 1003(a)(ii) for a company that has stockholders’ equity of less than $4,000,000 if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years or under Section 1003(a)(iii) for a company that has stockholders’ equity of less than $6,000,000 if such company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2008, our stockholders' equity was below that required under Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Amex Company Guide and we have sustained net losses in our five most recent fiscal years. If  we receive notification from the NYSE Amex that we are no longer in compliance with their minimum listing requirements and if we fail to regain compliance with such continued listing requirements, our  common stock may be delisted which would have a material adverse affect on the price and liquidity of our common stock.

Furthermore, we cannot assure you that we will continue to satisfy other requirements necessary to remain listed on the NYSE Amex or that the NYSE Amex will not take additional actions to delist our common stock. As a result of the resignation of Marc Cummins from his positions of a member of our Board of Directors and a member of the Audit Committee of the Board of Directors, effective March 6, 2009, we are no longer in compliance with Section 803(A)(1) of the Amex Company Guide because a majority of the members of our Board of Directors are not independent directors. In order to fill the vacancy in the Audit Committee created by such resignation, effective March 26, 2009, Hans-Dietrich Polaschegg, a member of our Board of Directors, was appointed to the Audit Committee.

If for any reason, our common stock were to be delisted from the NYSE Amex, we may not be able to list our common stock on another national exchange or market. If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid.

If we are delisted from NYSE Amex, our common stock may be subject to the “penny stock” rules of the SEC, which would make transactions in our common stock cumbersome and may reduce the value of an investment in our stock.

      The SEC has adopted Rule 3a51-1 under the Exchange Act which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to  approve  a  person's  account  for  transactions  in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable  determination  that the transactions in penny stocks  are   suitable  for  that  person  and  the  person  has sufficient  knowledge and experience in financial  matters to be capable of evaluating the risks of transactions in penny stocks.

        The broker or dealer must also deliver,  prior to any  transaction  in a penny stock, a disclosure  schedule  prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for our investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent to investors disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock price is volatile and accordingly, you could lose all or part of the value of your shares of our common stock.

Our common stock is traded on the NYSE Amex and trading volume is often limited and sporadic. As a result, the trading price of our common stock on NYSE Amex is not necessarily a reliable indicator of our fair market value. The market price of our common stock has historically been highly volatile and may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	the number of shares available for sale in the market;
•	sales of our common stock by shareholders because our business profile does not fit their investment objectives;
•	actual or anticipated fluctuations in our operating results;
•	developments relating to our products and related proprietary rights;
•	actual or anticipated announcements of new data and announcements relating to our operating performance;
•	government regulations and changes thereto and regulatory investigations or determinations;
•	our ability to meet continued listing standards of NYSE Amex
•	announcements of our competitors or their success in the biotechnology and healthcare equipment business, including those in the dialysis industry;
•	recruitment or departures of key personnel;
•	the gain or loss of significant customers;
•	the operating and stock price performance of other comparable companies;
•	developments and publicity regarding our industry; and
•	general economic and market conditions in our industry and the economy as a whole.

In addition, the stock market in general has experienced volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual performance, and could enhance the effect of any fluctuations that do relate to our operating results.

Over 42% of our stock is controlled by a single stockholder which has the ability to substantially influence the election of directors and the outcome of matters submitted to our stockholders.

As of December 31, 2008, Consolidated National, LLC, a limited liability company, or “CNL”, of which Terren S. Peizer, a member of our Board of Directors, is the sole managing member and beneficial owner, directly owned approximately 6.23 million shares, representing approximately 42.2% of our outstanding common stock. As a result, CNL and Mr. Peizer presently have and are expected to continue to have the ability to determine the outcome of issues submitted to our stockholders. The interests of CNL or Mr. Peizer, acting in his capacity as a stockholder, may not always coincide with our interests or the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of our stockholders. The ownership position of CNL and Mr. Peizer may make it difficult for our stockholders to remove our management from office should they choose to do so. It could also deter unsolicited takeovers, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Pursuant to the terms of the Second Interim Award, as modified by the Order, if we desire to close the Technology Transaction, we will be required to issue 9,230,000 shares of our common stock to NQCI and a result, NQCI would own approximately 39% of our total outstanding shares, making NQCI our largest stockholder and giving NQCI the ability to substantially influence the election of directors and the outcome of matters submitted to our stockholders.

On August 4, 2008, the arbitrator issued a Second Interim Award, modifying the initial Interim Award, stating that, if we desire to close the Technology Transaction, we must, among other things, issue to NQCI 9,230,000 shares of our common stock. Accordingly, following the closing of the Technology Transaction, NQCI would own approximately 39% of our total outstanding shares, making NQCI our largest stockholder. As a result, NQCI would have the ability to determine the outcome of issues submitted to our stockholders. The interests of NQCI may not always coincide with our interests or the interests of our other stockholders and it may act in a manner that advances its best interests and not necessarily those of our stockholders. The ownership position of NQCI may make it difficult for our stockholders to remove our management from office should they choose to do so. It could also deter unsolicited takeovers, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Sales of common stock by our large stockholders, or the perception that such sales may occur, could depress our stock price.

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our large stockholders, including NQCI in the event that the Technology Transaction closes. Most of our outstanding shares were registered on a Form S-4 registration statement in connection with our merger with pre-merger Xcorporeal, and are eligible for public resale. As of December 31, 2008, approximately 58% of our outstanding common stock was held by our officers, directors and affiliates and may be sold pursuant to an effective registration statement or in accordance with Rule 144 promulgated under the Securities Act or pursuant to other exempt transactions. Pursuant to the terms of the Second Interim Award, as modified by the order, we are required to issue NQCI 9,230,000 shares of our common stock if we want to close the Technology Transaction.  Future sales of our common stock by our significant stockholders, including NQCI if it acquires these shares, or the perception that such sales may occur, could depress the market price of our common stock.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares of stock or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares of stock or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all of our other stockholders. Further, any such issuance may result in a change in our control of our company.

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

There is an increased potential for short sales of our common stock due to the sales of shares issued upon exercise of the warrants or options, which could materially affect the market price of the stock.

Downward pressure on the market price of our common stock that likely will result from sales of our common stock issued in connection with an exercise of warrants or options could encourage short sales of our common stock by market participants. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security’s price. As the holders exercise their warrants or options, we issue shares to the exercising holders, which such holders may then sell into the market. Such sales could have a tendency to depress the price of the stock, which could increase the potential for short sales.

We became a publicly traded company through a merger with a public shell company, and we could be liable for unanticipated liabilities of our predecessor entity.

We became a publicly traded company through a merger between Xcorporeal, Inc. and CT Holdings Enterprises, Inc., a publicly traded “shell company” that had previously provided management expertise including consulting on operations, marketing and strategic planning and a single source of capital to early stage technology companies.  Although we believe the shell company had substantially no assets and liabilities as of the merger, we may be subject to claims related to the historical business of the shell, as well as costs and expenses related to the merger.

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2:                 Properties

Corporate Office and Operating Facility

As of February 22, 2008, we entered into a 5 year lease agreement for 4,352 square feet of corporate office space located in Los Angeles, California. The total lease payments will be $1,096,878 over the 5 year period with the lease expiring on February 28, 2013. On October 6, 2008, as modified on October 23, 2008, we also entered into a 5 year lease agreement, commencing November 27, 2008, through November 26, 2013, with early possession on October 27, 2008, for our new operating facility which consists of approximately 21,400 square feet of office and lab space in Lake Forest, California. The total lease payments will be $1,367,507 over the lease term. Additionally, we lease two corporate apartments, approximately 800 and 550 square feet, expiring March 31, 2009 and April 18, 2009, respectively, located in Irvine, California, for combined monthly rent of $3,765, which we plan to vacate after the expiration of their lease terms. All of the space is in good condition and we expect it to remain suitable to meet our needs for the foreseeable future. Consistent with the actions undertaken as part of our corporate restructuring described above in section captioned “Business - Recent Developments”, we intend to consolidate our offices and sublease our current corporate office located in Los Angeles, California. For more information, please see Note 11, “Leases” to our financial statements filed as part of this Annual Report.

Item 3.                 Legal Proceedings

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. Except as set forth below, we are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, except as set forth below, our management is not aware of any known litigation or liabilities that could affect our operations. Furthermore, with the exception of Dr. Gura, our Chief Medical and Scientific Officer, who according to NQCI’s preliminary Proxy Statement on Schedule 14A, Amendment No. 2, filed with the SEC on February 13, 2009, owns 15,497,250 shares of NQCI’s common stock which includes 800,000 shares held by Medipace Medical Group, Inc. an affiliate of Dr. Gura and includes 250,000 shares subject to warrants held by Dr. Gura which are currently exercisable, or approximately 20.9% of its total outstanding shares as of January 31, 2009, we do not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record who beneficially owns more than five percent of our common stock, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

On December 1, 2006, Operations initiated arbitration proceedings against NQCI for its breach of the License Agreement, which remains pending. NQCI claimed the License Agreement was terminated, and we sought a declaration that the License Agreement remained in effect until the closing of the Merger or the Technology Transaction. We later amended our claims to seek damages for NQCI’s failure to perform its obligations under the License Agreement. NQCI filed counterclaims seeking to invalidate the License Agreement and claiming monetary damages against us. NQCI also filed claims against Dr. Gura, claiming he breached his obligations to NQCI by agreeing to serve on our Board of Directors. Following a hearing and extensive briefing, the arbitrator denied both parties’ claims for damages. Although NQCI never filed an amendment to its counterclaims to seek specific performance, on June 9, 2008, the arbitrator, issued an Interim Award granting specific performance of the Technology Transaction.

The Interim Award stated that the total aggregate shares of stock to be received by NQCI stockholders at the closing should equal 48% of all Operations shares outstanding as of the date of the Merger Agreement. On September 1, 2006, there were 10,000,000 shares of Operations common stock outstanding. NQCI proposed four possible share interest awards, arguing that it was entitled to shares representing a 48% or 54% interest based on Operations shares outstanding at the time of the Merger Agreement or our present number of outstanding shares.

On August 4, 2008, the arbitrator issued a Second Interim Award, modifying the initial Interim Award, stating that, if we desire to close the Technology Transaction, we must obtain approval from a majority of our stockholders and issue 9,230,000 shares of our common stock to NQCI. It is our understanding that the arbitrator based his decision as to the number of shares that we must issue on the factors set forth below. Our understanding set forth below is derived from the terms of the Second Interim Award and the Order, which we strongly encourage you to read and review carefully, copies of which were attached to our Proxy Statement on Schedule 14A, Amendment No. 5, filed with the SEC on February 10, 2009.

•
In accordance with the second paragraph of page 7 of the Award, under the Merger Agreement, the number of shares of our common stock which NQCI was to receive at the closing of the transaction contemplated by the Merger Agreement was based on the number of shares or our common stock outstanding as of the date of the Merger Agreement, or 10,000,000 shares.

•
If the Merger Agreement was terminated, resulting in the closing of the Technology Transaction, (i) pursuant to Section 6(B)(2)(i) of the Merger Agreement, NQCI was to receive a 48% share of the aggregate amount of our shares of common stock if we terminated the Merger Agreement for NQCI’s breach or either party terminated under the December 1 or December 29 deadlines, and (ii) pursuant to Section 6(B)(2)(ii) of the Merger Agreement, NQCI was to get a 54% share if we terminated for dissatisfaction with our due diligence, or NQCI terminated for our breach (as more fully described in the Merger Agreement).

•
The arbitrator determined that NQCI was not entitled to terminate the Merger Agreement outright and that its notice of termination was improper. Therefore, the arbitrator determined that, since NQCI was at fault, NQCI is entitled to receive the lesser of the two alternatives (48% instead of 54%).

•
Therefore, according to the arbitrator, in order to award a 48% share to NQCI, assuming that there were 10,000,000 shares of our common stock outstanding on the date of the Merger Agreement, we must issue to NQCI 9,230,000 shares of our common stock, which would represent 48% of the aggregate total of 19,230,000 shares of our common stock which would have been outstanding after giving effect to such issuance.

Following the closing of the Technology Transaction, NQCI would own approximately 39% of our total outstanding shares, making NQCI our largest stockholder. The arbitrator found that, with the exception of stockholder approval, virtually all conditions to closing the Technology Transaction have been waived, including virtually all of NQCI’s representations and warranties concerning the Technology.

The Second Interim Award also stated that, contrary to the assertions made by NQCI, the License Agreement will remain in full force and effect until the Technology Transaction closes or the arbitrator determines that it will never close. Upon closing of the Technology Transaction and satisfaction of the terms of the Award, as modified by the Order, the License Agreement will terminate and we will own all of the Technology.

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

The arbitrator has not ordered us to close the Technology Transaction. However, the Second Interim Award states that, if our stockholders fail to approve the issuance of stock to effectuate the Technology Transaction, all of the Technology covered by the License shall be declared the sole and exclusive property of NQCI, and the arbitrator shall schedule additional hearings to address two questions: whether the PAK technology is included within that Technology, and whether NQCI is entitled to compensatory damages and the amount of damages under these circumstances. During the arbitration, NQCI took the position that we had misappropriated trade secrets regarding the WAK and used them to create the PAK. The arbitrator found that we had not misappropriated NQCI’s trade secrets. However, should the Technology Transaction not close for any reason, and the arbitrator rules that the licensed Technology must be returned to NQCI, the arbitrator could find that the PAK is derived in whole or in part from licensed Technology, and could rule that Operations must “return” the PAK technology to NQCI or that NQCI is entitled to compensatory damages or both.

On August 15, 2008, the arbitrator awarded NQCI $1.87 million of over $4 million it claimed in attorneys’ fees and costs. The award has no effect on the additional amount of approximately $690,000 claimed by NQCI in alleged expenses, Licensor Expenses, under the License Agreement. The arbitrator has not yet ruled on this claim.

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

The Second Interim Award required that we file a registration statement under the Securities Act to register for resale the shares to be issued to NQCI within 30 days after the closing of the Technology Transaction. The arbitrator acknowledged that our obligation is to file the registration statement and to use reasonable efforts to have the shares registered and not to guarantee registration and resultant actual public tradability. However, the arbitrator nevertheless ordered that the registration statement must be declared effective within 90 days.

On January 30, 2009, the arbitrator issued the Order, in which the arbitrator modified the Second Interim Award by reserving on what the final terms of our obligation to file the resale registration statement will be and stating that such registration obligation shall be in accordance with applicable laws, including applicable U.S. federal securities laws. While the arbitrator also retained jurisdiction to monitor our compliance with such obligation, to award any appropriate relief to NQCI if we fail to comply with such obligation and to render a decision on any other matters contested in this proceeding, the time periods set forth in the Second Interim Award and summarized in the preceding paragraph are no longer applicable. The Order also provided, among other things, that if we file the Proxy Statement, obtain stockholder approval to issue to NQCI 9,230,000 shares of our common stock as consideration for the closing of the Technology Transaction and issue such shares to NQCI, the arbitrator anticipates confirming that all of the Technology covered by the License Agreement shall be declared our sole and exclusive property.

The arbitrator held a conference call hearing with the Company and NQCI on March 13, 2009 in which the parties discussed the reasons for the difficulties in closing the Technology Transaction and explored potential alternatives. The parties were asked to submit letter briefs outlining their suggested alternatives for consideration by the arbitrator. The parties submitted their respective letter briefs on March 24, 2009.

As of the date of this Annual Report, the arbitration proceeding with NQCI continues and the arbitrator has not yet issued a final award to either party and has not made a final ruling with respect to whether the closing of the Technology Transaction shall occur or whether potential alternatives should be pursued.

Furthermore, the arbitrator has stated that he has not yet issued a final award that may be confirmed or challenged in a court of competent jurisdiction. A party to the arbitration could challenge the interim award in court, even after stockholders approve the transaction. In addition, the arbitrator could again change the award by granting different or additional remedies, even after stockholders approve the transaction. We cannot guarantee that the arbitrator would order that stockholders be given another opportunity to vote on the transaction, even if such changes are material. Arbitrators have broad equitable powers, and arbitration awards are difficult to challenge in court, even if the arbitrator makes rulings that are inconsistent or not in accordance with the law or the evidence.

Should the arbitrator order a material change to the Second Interim Award, as modified by the Order, after the vote of stockholders on this proposal, and further order that our stockholders not be given another opportunity to vote on this proposal or on such material change, such order could conflict with applicable federal securities laws or NYSE Amex rules to which we are subject. In such event, we would ask the arbitrator to amend such changed award or attempt to seek review of the changed award in a court of competent jurisdiction. The closing of the Technology Transaction may render any court review or appeal moot, effectively preventing us from challenging any of the arbitrator’s awards in court.

Item 4.                 Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Maters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE Amex (formerly American Stock Exchange) under the symbol “XCR.” Prior to December 7, 2007, our common stock was quoted on the Over-The-Counter Bulletin Board under the symbol “XCPL”.  Immediately prior to our merger with the pre-merger Xcorporeal on October 12, 2007, a one-for-8.27 reverse split of our common stock was executed. Historical stock prices prior to October 12, 2007 have been adjusted for this reverse stock split.

As of March 4, 2009, there were approximately 797 record holders of our common stock, representing approximately 3,654 beneficial owners.

Following is a list by fiscal quarters of the split-adjusted closing sales prices of our common stock. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company’s common stock.

	High	Low
Fiscal Year Ended December 31, 2008
4th Quarter	$0.50	$0.16
3rd Quarter	1.44	0.50
2nd Quarter	4.21	1.00
1ST Quarter	4.94	2.34

	High	Low
Fiscal Year Ended December 31, 2007
4th Quarter	$14.06	$4.27
3rd Quarter	17.45	3.39
2nd Quarter	6.62	4.30
1ST Quarter	13.89	2.40

Dividend Policy

We did not pay any cash dividends in 2008 or 2007 and we do not intend to pay cash dividends in the foreseeable future.  It is our present intention to utilize all available funds for the development of our business. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of equity instruments under all of our existing equity compensation plans as of December 31, 2008:

Number of Securities
Remaining Available
	Number of Securities		for Future Issuances
	to be Issued	Weighted-Average	Under the Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,877,500	$5.39	2,922,500
Equity compensation plans not approved by security holders	—	$—	—
Total	3,877,500	$5.39	2,922,500

In connection with our merger with pre-merger Xcorporeal on October 12, 2007, options to purchase 3,880,000 shares of common stock that had been granted under pre-merger Xcorporeal’s 2006 Incentive Compensation Plan were assumed by us under the Merger Agreement. Of these shares, 2,900,000 shares remain outstanding as of December 31, 2008. Any of our options or warrants that were outstanding prior to the merger with pre-merger Xcorporeal were cancelled upon effectiveness of the merger. Our 2007 Incentive Compensation Plan was approved by our Board of Directors and a majority of our stockholders at the same time and in the same manner that the Merger Agreement was approved, and was ratified by our stockholders on November 26, 2007. As of December 31, 2008, there were 3,900,000 shares of our common stock authorized for issuance upon the exercise of options granted or to be granted under our 2007 Incentive Compensation Plan, of which options to purchase 977,500 shares of our common stock have already been granted.

For further information, refer to Note 17, “Stock Options and Warrants” to our financial statements filed as part of this Annual Report.

Performance Graph

Not required for smaller reporting companies.

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Other than set forth below, the information regarding our sales of our unregistered securities for the fiscal years ended December 31, 2008 and 2007, has been previously furnished in our Annual Reports on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or 10-QSB and/or our Current Reports on Form 8-K.

      On November 10, 2008, we issued 50,000 restricted shares of our common stock to certain third party consultant in consideration of consulting services provided to us.

   The foregoing issuance was exempt from registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6.                 Selected Financial Data.

Not required for smaller reporting companies.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to reviewing this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, you should also carefully review sections captioned “Business - Recent Developments” and “Risk Factors” above for a more complete discussion of the current events that are affecting and other factors that may affect our business.

Recent Developments

Corporate Restructuring

The deterioration of the economy over the last year, coupled with the prolonged and continuing delay in consummating the Technology Transaction, has significantly adversely affected our Company. Many of the expectations on which we had based our 2008 and 2009 business development plans slowly eroded as a result of the lengthy arbitration proceeding with NQCI commenced in 2006 and continuing into the second quarter of 2009. The possibility of an adverse decision in the arbitration proceeding with respect to our ownership right to the Technology (as defined below) has been and continues to be a major factor in our inability to secure debt or equity financing. Accordingly, we have had to modify our activities and business. In response to the general economic downturn affecting the development of our products and liquidity condition, we have instituted a variety of measures in an attempt to conserve cash and reduce our operating expenses. Our actions included:

•
Reductions in our labor force – On March 13, 2009, we gave notice of employment termination to 19 employees. This represents a total work-force reduction of approximately 73%. We paid accrued vacation benefits of approximately $70,000 to the terminated employees. The layoffs and our other efforts focused on streamlining our operations designed to reduce our annual expenses by approximately $3.5 million to a current operating burn rate of approximately $200,000 per month. These actions had to be carefully and thoughtfully executed and we will take additional actions, if necessary. Most important to us in making these difficult decisions is to give as much consideration as possible to all of our employees, whom we greatly value. We hope to be in the financial position in the near future to offer re-employment to certain of our terminated employees.

•	Refocusing our available assets and employee resources on the development of the PAK.
•	Continuing vigorous efforts to minimize or defer our operating expenses.
•
Exploring various strategic alternatives, which may include the license of certain of our intellectual property rights, as a means to further develop our technologies, among other possible transactions and alternatives.

•	Intensifying our search to obtain additional financing to support our operations and to satisfy our ongoing capital requirements in order to improve our liquidity position.
•	Continuing to prosecute our patents and take other steps to perfect our intellectual property rights.

In light of the unprecedented economic slow down, lack of access to capital markets and prolonged arbitration proceeding with NQCI, we were compelled to undertake the efforts outlined above in order to remain in the position to continue our operations. We hope to be able to obtain additional financing to meet our cash obligations as they become due and otherwise proceed with our business plan. Our ability to execute on our current business plan is dependent upon our ability to obtain equity or debt financing, develop and market our products, and, ultimately, to generate revenue. Unless we are able to raise financing sufficient to support our operations and to satisfy our ongoing financing requirements, we will not be able to develop any of our products, submit 510(k) notifications to the FDA, conduct clinical trials or otherwise commercialize any of our products. We will make every effort however, to continue the development of the PAK. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plans and our ability to obtain additional financing. We cannot assure you that we will be successful now or in the future in obtaining any additional financing on terms favorable to us, if at all. The failure to obtain financing will have a material adverse effect on our financial condition and operations.

Other Considerations – Royalty and Other Payments Under the License Agreement

As consideration for entering into the License Agreement, we agreed to pay to NQCI a minimum annual royalty of $250,000, or 7% of net sales. As a result of the transfer of the Technology to us, we may be able to realize additional savings of not having to compensate NQCI for any royalty payments accrued and not yet paid. Although we have asserted that NQCI’s breaches of the License Agreement excused our obligation to make the minimum royalty payments, we recorded $583,333 in royalty expenses, covering the minimum royalties, from commencement of the License Agreement through December 31, 2008. The License Agreement expires in 2105. The License Agreement also requires us to reimburse NQCI’s Licensor Expenses until the closing or the termination of the Merger Agreement. The Second Interim Award states that the License Agreement will remain in full force and effect until the Technology Transaction closes or the arbitrator determines that it will never close. Although we have contested its right to any further payments, NQCI has made a claim for reimbursement of approximately $690,000 in alleged expenses under the License Agreement as of December 31, 2008. If we are able to acquire the Technology from NQCI, the arbitrator has indicated that the License Agreement would be terminated simultaneously with such acquisition. As a result of the Technology becoming our sole and exclusive property, among other benefits, we should be able to discontinue these royalty payments to NQCI, realize corresponding savings and we may also be able to realize additional savings of not having to reimburse NQCI for any Licensor Expenses accrued and not yet paid.

Basis of Presentation

 This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section should be read in conjunction with the accompanying financial statements which have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above and otherwise discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in Note 1, “Nature of Operations and Going Concern Uncertainty” to our financial statements filed as part of this Annual Report, on the timeline contemplated by our plans and our ability to obtain additional financing. The uncertainty of successful execution of our plans, among other factors, raises substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the years ended December 31, 2008 and 2007

We have not generated any revenues since inception. We incurred a net loss of $22,987,273 for the year ended December 31, 2008, compared to net loss of $17,074,051 for the year ended December 31, 2007. The increase in net loss was primarily due to (i) research, development, and other expenses related to advancing our kidney failure treatment technologies, (ii) stock compensation expense related to options and warrants granted to directors, officer, employees and consultants, and (iii) legal fees, (iv) common stock issuances as compensation for consulting services, (v) accruals for alleged licensor expenses and interim awards issued in the arbitration with NQCI, and (vi) increased company personnel. At December 31, 2008, we had negative working capital of $805,912  compared to positive working capital of $14,958,099 at the beginning of the year. At December 31, 2008, our total assets were $4,351,073, compared to $17,252,546 at the beginning of the year, which consisted primarily of cash from the sale of our common stock sold in December 2006.

Interest Income

Interest income of $320,622 and $1,184,930 was reported for the years ended December 31, 2008 and 2007, respectively.

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

As of December 31, 2008, we had cash, cash equivalents, and marketable securities of approximately $3.4 million. We project to expend approximately $1.9 million in the first quarter of 2009 and expend cash at a rate of approximately $0.2 million per month based upon the recent restructuring effected by our company going forward. See above section captioned “Recent Developments”. In addition, we may become obligated to pay damages, costs or legal fees in connection with the ongoing arbitration described under Part I, Item 3-Legal Proceedings above, in an amount of $1.87 million under the Interim Award issued on August 15, 2008. At present rates, we will have to obtain additional debt or equity financing during the next several months.

We expect to incur negative cash flows and net losses for the foreseeable future. In addition, we may become obligated to pay damages, costs or legal fees in connection with the ongoing arbitration with NQCI. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our operating expenses and capital requirements before we achieve profitability. Accordingly, we will be required to seek additional funds through public or private placement of shares of our preferred or common stock or through public or private debt financing. Our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds, reduce operating costs, or some combination thereof. We may not be successful in obtaining necessary funds on acceptable terms, if at all. The inability to obtain financing could require us to curtail our current plans in order to decrease spending, which could have a material adverse effect on our plan of operations. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our products, and, ultimately, to generate revenue. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern.

Upon receipt of the approximately $27.3 million raised through the private placement of our common stock in the fourth quarter of 2006, we strategically began our operating activities and research and development efforts which resulted in a net loss of $23.0 million in 2008.  In addition, we invested $25.0 million in high grade money market funds and marketable securities of which we have sold $22.0 million, leaving a balance of $3.0 million as of December 31, 2008.

We have focused much of our efforts on development of the PAK, which has not been derived from the technology covered by the License Agreement. Through the productive research and development efforts of the PAK, we have completed functional prototypes of our attended care and home PAKs that we plan to commercialize after 510(k) clearance from the FDA which we plan to submit in 2010. Prior to the 510(k) submission to the FDA for clinical use under direct medical supervision, the units will undergo final verification and validation. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We expect that our monthly expenditures will increase as we shift resources towards developing a marketing plan for the PAK.

We have used some of our resources for the development of the WAK and have demonstrated a feasibility prototype. Commercialization of the WAK will require development of a functional prototype and likely a full pre-market approval by the FDA, which could take several years. Our rights to the WAK derive in part from the License Agreement pursuant to which we obtained the exclusive rights to the Technology. Once we acquire the Technology and the results of the arbitration proceeding with NQCI are final, we will determine whether to devote additional resources to development of the WAK.

If we ever become obligated to reimburse all or a substantial portion of the $690,000 in NQCI’s alleged expenses related to the License Agreement and $1.87 million in NQCI’s attorneys’ fees incurred in the arbitration awarded under the interim award issued on August 15, 2008, these obligations could have a material adverse effect on our liquidity and financial ability to continue with ongoing operations as currently planned.

Because neither the PAK nor the WAK is yet at a stage where it can be marketed commercially, we are not able to predict the portion of our future business which will be derived from each.

Research and Development

Through March 13, 2009, we employed an interdisciplinary team of scientists and engineers who were developing the PAK and a separate, interdisciplinary team developing the WAK. However, as discussed above during the first quarter of 2009, we had to adjust our employee headcount to more closely match our capital availability and, as a result, terminated the employment of 19 employees. In addition, we had retained Aubrey Group, Inc., an FDA-registered third-party contract developer and manufacturer of medical devices, to assist with the engineering of the PAK. As of December 31, 2008, Aubrey substantially completed its work and we terminated this agreement. The PAK has been engineered to perform both hemodialysis, hemofiltration and ultrafiltration under direct medical supervision. A variation of this device will be developed for chronic home hemodialysis. An initial laboratory prototype of the PAK, capable of performing the functions of a hemodialysis machine, and demonstrating our unique new fluidics circuit, was completed at the end of 2007. The first physical prototype including industrial design of the PAK was completed in October 2008. Further refinements to this prototype are now in progress. We hope to complete the final product design of the PAK and submit the for final verification and validation prior to a 510(k) submission for clinical use under direct medical supervision. A clinical study is not required for this submission.

In a clinical feasibility study conducted in London in March 2007, a research prototype of the WAK was successfully demonstrated in eight patients with end-stage renal disease. Patients were successfully treated for up to eight hours with adequate clearances of urea and creatinine. The device was well tolerated and patients were able to conduct activities of normal daily living including walking and sleeping. There were no serious adverse events although clotting of the dialyzer occurred in two patients. To our knowledge, this is the first successful demonstration of a WAK in humans.

We incurred $20.9 million and $7.1 million in research and development costs in the fiscal years 2008 and 2007, respectively, including the August 4, 2008, $10.2 million fair value accrual for a potential 9.23 million shares issuance to effectuate the Technology Transaction in accordance to the Second Interim Award (as defined below). Less the accrual for shares issuable, we incurred $10.7 million and $7.1 million in research and development costs in the fiscal years 2008 and 2007, respectively. The increase in research and development costs in 2008 from 2007 is attributable to our efforts to advance our kidney failure treatment technologies and an increase in personnel.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2008.

Contractual Obligations:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations (1)	2,422,931	411,845	1,677,342	333,744	-
Research & Development Contractual Commitments	68,688	68,688	-	-	-
Other Liabilities	34,325	34,325	-	-	-
	$2,525,944	$514,858	$1,677,342	$333,744	$-

(1) Operating lease commitments for our corporate office, operating facility, Dr. Gura’s office (a related party transaction), two corporate apartments and equipment.

Since Aubrey substantially completed its work under the Aubrey Agreement and we intend to terminate this agreement, this table excludes any remaining obligations under the Aubrey Agreement.

As of December 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Legal Proceedings

We are involved in arbitration against NQCI as described above in section captioned “Item 3 - Legal Proceedings”. From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report, we are not currently involved in any other legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

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

As of December 31, 2008 and 2007, short-term investments classified as available-for-sale were as follows:

	December 31, 2008
	Aggregate Fair	Gross Unrealized	Estimated Fair
	Value	Gains / (Losses)	Value
Commercial paper	$897,993	$-	$897,993
Corporate securities fixed rate	457,930	-	457,930
Total	$1,355,923	$-	$1,355,923

	December 31, 2007
	Aggregate Fair	Gross Unrealized	Estimated Fair
	Value	Gains / (Losses)	Value
Commercial paper	$10,283,818	$-	$10,283,818
Corporate obligation	2,245,770	-	2,245,770
Total	$12,529,588	$-	$12,529,588

Xcorporeal reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. Xcorporeal considers these investments not to be impaired as of December 31, 2008 and 2007.

There were no gross unrealized gains or losses as of December 31, 2008 and 2007.

Shares Issuable

Pursuant to the Second Interim Award issued on August 4, 2008, which stated that, if the Technology Transaction is submitted to and approved by our stockholders, 9,230,000 shares of our common stock should be issued to NQCI to effectuate the transaction, we accrued for the 9,230,000 shares of our common stock. As the Second Interim Award stated that we must issue 9,230,000 upon the closing of the Technology Transaction and we have been unable to consummate such transaction, such contingency is not within our control and we have therefore, recorded the issuance as a liability, rather than as an equity issuance. Until issuance, the shares issuable will be recorded at fair value in accordance with EITF 00-19, with subsequent changes in fair value recorded as non-operating change in fair value of shares issuable to our statement of operations. The fair value of the shares will be measured using the closing price of our common stock on the reporting date. The measured fair value of $10,153,000 for the accrued 9,230,000 shares on August 4, 2008, the date of the Second Interim Award, was accrued under “Shares issuable” and expensed to “Research and development.” From marking to market, the fair value of the shares issuable was revalued at $1,569,100 as of December 31, 2008. The resulting non-operating change in fair value of $8,583,900 to our statement of operations for the year ended December 31, 2008 was recognized as “Change in fair value of shares issuable.” Stockholder approval for the issuance of 9,230,000 shares of our common stock to NQCI and the issuance of such shares are pending to date.

Although we are seeking stockholder approval for the issuance of 9,230,000 shares of our common stock to effectuate the Technology Transaction, we are uncertain whether the SEC will clear its review of the form of our proxy statement that we will use to solicit stockholder approval of the transaction, whether our stockholders will vote to approve the transaction, whether shares will be issued to NQCI, or whether when filed, the SEC will declare effective the registration statement to register the shares for resale. If the Technology Transaction does not close, the arbitrator may issue alternative relief. In the event of an alternate relief, the above accrual may be adjusted and the accrual or the actual settlement will be recorded to coincide with the alternate award.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us is our fiscal year beginning January 1, 2008. The adoption of SFAS No. 159 did not have any effect on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, or “SFAS 161”. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 will become effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, or “EITF 07-5”. EITF 07-5 requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that EITF 07-5 will have on our consolidated financial statements.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.                 Financial Statements and Supplementary Data.

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	30

FINANCIAL STATEMENTS

BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007	31

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND THE PERIOD FROM INCEPTION (MAY 4, 2001) TO DECEMBER 31, 2008	32

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND THE PERIOD FROM INCEPTION (MAY 4, 2001) TO DECEMBER 31, 2008	33

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND THE PERIOD FROM INCEPTION (MAY 4, 2001) TO DECEMBER 31, 2008	34

NOTES TO FINANCIAL STATEMENTS	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Xcorporeal, Inc.
(a development stage company)
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Xcorporeal, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2008 and the period from inception (May 4, 2001) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xcorporeal, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the period from inception (May 4, 2001) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Los Angeles, California
March 30, 2009

XCORPOREAL, INC.
(a Development Stage Company)
BALANCE SHEETS

	Years ended
	December 31,
	2008	2007

ASSETS
Current
Cash and cash equivalents	$407,585	$106,495
Marketable securities, at fair value	2,955,714	16,401,898
Restricted cash	301,675	68,016
Prepaid expenses & other current assets	260,024	408,303
Tenant improvement allowance receivable	87,658	-
Total current assets	4,012,656	16,984,712

Property and equipment, net	337,554	266,912

Other assets	863	922

Total Assets	$4,351,073	$17,252,546

LIABILITIES
Current
Accounts payable	$789,827	$1,125,239
Accrued legal fees & licensing expense	2,873,396	312,208
Accrued royalties	583,333	83,333
Accrued professional fees	211,820	113,020
Accrued compensation	149,664	196,541
Accrued other liabilities	54,429	68,946
Payroll liabilities	7,448	11,926
Deferred rent	148,651	-
Other current liabilities	-	115,400
Total current liabilities	4,818,568	2,026,613

Shares issuable	1,569,100	-

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.0001 par value, 40,000,000 shares authorized, 14,754,687 and 14,372,472 issued and outstanding on December 31, 2008 and December 31, 2007, respectively	1,475	1,437
Additional paid-in capital	42,547,023	36,822,316
Deficit accumulated during the development stage	(44,585,093)	(21,597,820)
Total stockholders' (deficit) equity	(2,036,595)	15,225,933
Total Liabilities & Stockholders' (Deficit) Equity	$4,351,073	$17,252,546

See accompanying notes to these financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS

			May 4, 2001 (Date
	Years ended		of Inception) to
	December 31,		December 31,
	2008	2007	2008
Operating Expenses:
Selling, general and administrative	$9,001,819	$11,084,040	$23,404,511
Research and development	20,914,825	7,141,170	29,343,317
Other expenses	1,871,430	-	1,871,430
Depreciation and amortization	104,719	32,171	136,985

Loss before other income, income taxes, and other
expenses	(31,892,793)	(18,257,381)	(54,756,243)

Interest and other income	323,249	1,184,930	1,590,479
Change in fair value of shares issuable	8,583,900	-	8,583,900

Loss before income taxes and other expenses	(22,985,644)	(17,072,451)	(44,581,864)

Income taxes	1,629	1,600	3,229

Net loss	$(22,987,273)	$(17,074,051)	$(44,585,093)

Basic and diluted loss per share	$(1.57)	$(1.20)

Weighted average number of shares outstanding	14,604,274	14,206,489

See accompanying notes to these financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period May 4, 2001 (Inception) to December 31, 2008

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Common stock issued for cash at $0.01 per share	2,500,000	$250	$24,750		$25,000
Net Loss for the year ended December 31, 2001				$(40,255)	(40,255)
Balance as of December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)
Common stock issued for cash at $0.05 per share	1,320,000	132	65,868		66,000
Net Loss for the year ended December 31, 2002				(31,249)	(31,249)
Balance as of December 31, 2002	3,820,000	382	90,618	(71,504)	19,496
Net Loss for the year ended December 31, 2003				(12,962)	(12,962)
Balance as of December 31, 2003	3,820,000	382	90,618	(84,466)	6,534
Net Loss for the year ended December 31, 2004				(23,338)	(23,338)
Balance as of December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)
Net Loss for the year ended December 31, 2005				(35,753)	(35,753)
Balance as of December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)
Common stock issued for license rights at $0.0001 per
share	9,600,000	960	40		1,000
Capital stock cancelled	(3,420,000)	(342)	342		-
Warrants granted for consulting fees			2,162,611		2,162,611
Forgiveness of related party debt			64,620		64,620
Common stock issued for cash at $7.00, net of placement
fees of $2,058,024	4,200,050	420	27,341,928		27,342,348
Stock-based compensation expense			264,251		264,251
Net loss for the period				(4,380,212)	(4,380,212)
Balance as of December 31, 2006	14,200,050	1,420	29,924,410	(4,523,769)	25,402,061
Capital stock cancelled	(200,000)	(20)	20		-
Common stock issued pursuant to consulting agreement at
$4.90 per share	20,000	2	97,998		98,000
Recapitalization pursuant to merger	352,422	35	(37,406)		(37,371)
Warrants granted for consulting services			2,917,309		2,917,309
Stock-based compensation expense			3,721,485		3,721,485
Additional proceeds from the sale of common stock in
2006			198,500		198,500
Net loss for the period				(17,074,051)	(17,074,051)
Balance as of December 31, 2007	14,372,472	1,437	36,822,316	(21,597,820)	15,225,933
Common stock issued as compensation for consulting
services at $3.61 per share	200,000	20	721,980		722,000
Common stock issued as compensation for consulting
services at $3.80 per share	20,000	2	75,998		76,000
Cashless exercise of warrants	112,215	11	(11)		0
Common stock issued as compensation for consulting
services at $0.32 per share	50,000	5	15,995		16,000
Reversal of liability from the sale of common stock in 2006			115,400		115,400
Warrants granted for consulting services			91,306		91,306
Stock-based compensation expense			4,704,039		4,704,039
Net loss for the period				(22,987,273)	(22,987,273)
Balance as of December 31, 2008	14,754,687	$1,475	$42,547,023	$(44,585,093)	$(2,036,595)

See accompanying notes to these financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS

			May 4, 2001 (Date
	Years ended		of Inception) to
	December 31,		December 31,
	2008	2007	2008
Cash flows used in operating activities
Net loss for the period	$(22,987,273)	$(17,074,051)	$(44,585,093)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	4,704,039	3,721,485	8,689,775
Non-employee stock based compensation	91,306	2,917,309	5,171,226
Common stock issuance for consulting services rendered	814,000	98,000	912,000
Increase in shares issuable	10,153,000	-	10,153,000
Mark to market of shares issuable	(8,583,900)	-	(8,583,900)
Depreciation	104,660	32,093	136,848
Net change in assets and liabilities:
Increase in Receivables	(87,658)		(87,658)
Decrease (increase) in prepaid expenses and other current assets	148,279	(318,075)	(260,024)
Decrease in other assets	59	78	(863)
Increase (decrease) in accounts payable and accrued liabilities	2,758,704	(144,241)	4,632,546
Increase in deferred rent	148,651	-	148,651
Net cash used in operating activities	(12,736,133)	(10,767,402)	(23,673,492)
Cash flows from investing activities
Capital expenditures	(175,302)	(295,676)	(474,402)
Restricted cash	(233,659)	(68,016)	(301,675)
Purchase of marketable securities	(8,598,102)	(25,000,000)	(33,598,102)
Sale of marketable securities	22,044,286	8,598,102	30,642,388
Net cash provided by (used in) investing activities	13,037,223	(16,765,590)	(3,731,791)
Cash flows from financing activities
Capital stock issued	-	-	27,549,748
Advances from related party	-	-	64,620
Additional proceeds from the sale of common stock in 2006	-	198,500	198,500
Net cash provided by financing activities	-	198,500	27,812,868
Increase (decrease) in cash during the period	301,090	(27,334,492)	407,585
Cash at beginning of the period	106,495	27,440,987	-
Cash at end of the period	$407,585	$106,495	$407,585
Supplemental disclosure of cash flow information; cash paid for:
Interest	$-	$-	$-
Income taxes	$1,629	$-	$3,229

See accompanying notes to these financial statements.

XCORPOREAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

On October 12, 2007, pursuant to a merger agreement with Xcorporeal, Inc. (hereinafter referred to as “Operations”), our wholly-owned subsidiary, merged with and into Operations, which became our wholly-owned subsidiary and changed its name to “Xcorporeal Operations, Inc.” We changed our name from CT Holdings Enterprises, Inc. (“CTHE”), to “Xcorporeal, Inc.” and amended our certificate of incorporation and bylaws to read substantially as Operations. As a result, our authorized common stock changed from 60,000,000 shares to 40,000,000 common shares, and our authorized preferred stock changed from 1,000,000 shares to 10,000,000 shares, resulting in total authorized capital stock of 50,000,000 shares.

Immediately prior to the merger, we caused a one-for-8.27 reverse split of our common stock. Each share of Operations common stock was then converted into one share of our common stock. In addition, we assumed all outstanding Operations’ options and warrants to purchase Operations common stock.

In this merger, CTHE was considered to be the legal acquirer and Xcorporeal to be the accounting acquirer. As the former shareholders of Operations owned over 97% of the outstanding voting common stock of CTHE immediately after the merger and CTHE was a public shell company, for accounting purposes Operations was considered the accounting acquirer and the transaction was considered to be a recapitalization of Operations.

Historical financial statements prior to the merger were restated to be those of Operations. The merger was accounted for as if it were an issuance of the common stock of Operations to acquire our net assets, accompanied by a recapitalization. Historical stockholders’ equity of Operations was retroactively restated for the equivalent number of shares received in the merger, after giving effect to the difference in par value with an offset to paid-in capital. The assets and liabilities of Operations were carried forward at their predecessor carrying amounts. Retained deficiency of Operations was carried forward after the merger. Operations prior to the merger were those of Operations. Earnings per share for periods prior to the merger were restated to reflect the number of equivalent shares received by Operations’ stockholders. The costs of the transaction were expensed to the extent they exceed cash received from CTHE. References to “we,” “us,” “our” and the “company” after consummation of the merger include CTHE and Operations.

As a result of the merger, we transitioned to a development stage company focused on researching, developing, and commercializing technology and products related to the treatment of kidney failure.

We expect to incur negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our current liabilities and other obligations as they become due and payable. Accordingly, we will need to seek to obtain additional debt or equity financing through a public or private placement of shares of our preferred or common stock or through a public or private financing. Our ability to meet such obligations will depend on our ability to sell securities, borrow funds, reduce operating costs, or some combination thereof. We may not be successful in obtaining necessary financing on acceptable terms, if at all. As of December 31, 2008, we had negative working capital of $805,912, accumulative deficit of $44,585,093, and stockholders’ deficit of $2,036,595. Cash used in 2008 operations was $12,736,133. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern. The financial statements filed as part of this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

Upon receipt of the approximate $27.3 million raised through a private placement of our common stock which was completed in the fourth quarter of 2006, we strategically began our operating activities and research and development efforts which resulted in a net loss of $23.0 million in 2008 and $17.1 million in 2007, including approximately a net $1.6 million fair value accrual of a potential 9.23 million shares issuance discussed in Note 4, “Legal Proceedings” below. In addition, we invested $25.0 million in high grade money market funds and marketable securities. We sold $22.0 million of these investments leaving a balance of $3.0 million as of December 31, 2008.

We are a medical device company developing an innovative extra-corporeal platform technology to be used in devices to replace the function of various human organs. We hope that the platform will lead to three initial products: (i) a Portable Artificial Kidney (PAK) for hospital Renal Replacement Therapy, (ii) a PAK for home hemodialysis and (iii) a Wearable Artificial Kidney (WAK) for continuous ambulatory hemodialysis. Our rights to the WAK derive in part from the License Agreement between Operations and NQCI pursuant to which we obtained the exclusive rights to the Technology. See Note 4, “Legal Proceedings” below.

We have focused much of our efforts on development of the PAK, which has not been derived from the technology covered by the License Agreement. Through our research and development efforts, we have completed functional prototypes of our hospital and home PAKs that we plan to commercialize after 510(k) notification clearance from the Food and Drug Administration (FDA) which we plan to seek in the future. Prior to the 510(k) submission to the FDA for clinical use under direct medical supervision, the units will undergo final verification and validation. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We hope to begin to shift out of the development and build phase of the prototype equipment and into product phase, which should help us to reduce the related spending on research and development costs as well as consulting and material costs. See Note 19, “Product Development Agreement” below. With this transition, there will be a shift of resources towards verification and validation of our devices along with developing a marketing plan for the PAK.

In addition, we have used some of our resources for the development of the WAK of which we have demonstrated a feasibility prototype. Commercialization of the WAK will require development of a functional prototype and likely a full pre-market approval by the FDA, which could take several years. Once the Technology Transaction has closed and the results of the arbitration proceeding described in Note 4, “Legal Proceedings” are final, we will determine whether to devote available resources to development of the WAK.

Because neither the PAK nor the WAK is yet at a stage where it can be marketed commercially, we are not able to predict the portion of our future business which will be derived from each.

2.	DEVELOPMENT STAGE COMPANY

We are a development stage company, devoting substantially all of our efforts to the research, development, and commercialization of kidney failure treatment technologies.

Risks and Uncertainties — We operate in an industry that is subject to intense competition, government regulation, and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, legal, regulatory, and other risks associated with a development stage company, including the potential risk of business failure.

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

As of December 31, 2008 and 2007, short-term investments classified as available-for-sale were as follows:

	December 31, 2008
	Aggregate Fair	Gross Unrealized	Estimated Fair
	Value	Gains / (Losses)	Value
Commercial paper	$897,993	$-	$897,993
Corporate securities fixed rate	457,930	-	457,930
Total	$1,355,923	$-	$1,355,923

	December 31, 2007
	Aggregate Fair	Gross Unrealized	Estimated Fair
	Value	Gains / (Losses)	Value
Commercial paper	$10,283,818	$-	$10,283,818
Corporate obligation	2,245,770	-	2,245,770
Total	$12,529,588	$-	$12,529,588

We review impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. We consider these investments not to be impaired as of December 31, 2008 and 2007.

There were no gross unrealized gains or losses as of December 31, 2008 and 2007.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization, which are calculated using the straight-line method over the shorter of the estimated useful lives of the related assets (generally ranging from three to five years), or the remaining lease term when applicable. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the book value of the disposed assets and the proceeds received upon disposal. There were no gains or losses on disposals from inception through the end of 2008. Expenditures for replacements and leasehold improvements are capitalized, while expenditures for maintenance and repairs are expensed as incurred.

Research and Development — Research and development is expensed as incurred. Upfront and milestone payments made to third parties in connection with research and development collaborations prior to regulatory approval are expensed as incurred. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the shorter of the remaining license or product patent life. At December 31, 2008, we had no such capitalized research and development costs.

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

Earnings per Share — Under SFAS 128, “Earnings per Share,” basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As we had net losses for all periods presented, basic and diluted loss per share is the same across the periods and any additional common stock equivalents would be anti-dilutive.

Share-Based Compensation — Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment (“FAS 123R”) (see Note 17, “Stock Options and Warrants”). FAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under FASB Statement No. 123, Accounting for Stock-Based Compensation. We continue to use the Black-Scholes valuation method and applied the requirements of FAS 123R using the modified prospective method. Prior to January 1, 2006, there was no share-based compensation expense.

Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and, accordingly, include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as depreciable and amortizable lives, amounts recorded for contingencies, share-based compensation, taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us is our fiscal year beginning January 1, 2008. The adoption of SFAS No. 159 did not have any effect on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, or “SFAS 161”. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective as of January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect our financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 became effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, or “EITF 07-5”. EITF 07-5 requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that EITF 07-5 will have on our consolidated financial statements.

4.	LEGAL PROCEEDINGS

On December 1, 2006, Operations initiated arbitration against NQCI for NQCI's failure to fully perform its obligations under the License Agreement dated September 1, 2006. On September 1, 2006, Operations also entered into a Merger Agreement with NQCI which contemplated that Operations would acquire NQCI as a wholly owned subsidiary pursuant to a triangular merger, or would issue to NQCI shares of common stock in consideration of the assignment of the technology relating to the WAK and other medical devices which, as listed under “Technology” on the License Agreement, are “all existing and hereafter developed Intellectual Property, Know-How, Licensor Patents, Licensor Patent Applications, Derivative Works and any other technology, invented, improved or developed by Licensor, or as to which Licensor owns or holds any rights, arising out of or relating to the research, development, design, manufacture or use of (a) any medical device, treatment or method as of the date of this Agreement, (b) any portable or continuous dialysis methods or devices , specifically including any wearable artificial kidney, or “Wearable Artificial Kidney”, and related devices, (c) any device, methods or treatments for congestive heart failure, and (d) any artificial heart or coronary device”, collectively referred to herein as the “Technology Transaction”. The merger was never consummated.

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

On August 4, 2008, the arbitrator issued a Second Interim Award, stating that 9,230,000 shares of our common stock should be issued to NQCI to effectuate the Technology Transaction. As of December 31, 2008, there were 14,754,687 shares of our common stock issued and outstanding. Accordingly, following closing of the Technology Transaction, NQCI would be our largest stockholder and would own approximately 39% of our total outstanding shares.

The arbitrator has not ordered us to close the Technology Transaction. However, the arbitrator found that, with the exception of shareholder approval, virtually all conditions to closing the Technology Transaction have been waived. The award further states that, if we or our stockholders do not approve the issuance of our stock to effectuate the Technology Transaction, all of the Technology covered by the License Agreement will be declared the sole and exclusive property of NQCI, and the arbitrator will schedule additional hearings to address whether the PAK technology is included within that Technology, and whether NQCI is entitled to compensatory damages and the amount of damages, if any, under these circumstances. Upon closing of the Technology Transaction, the License Agreement will terminate, and we will own all of the Technology.

The Second Interim Award also stated that the License Agreement will remain in full force and effect until the Technology Transaction closes or the arbitrator determines that it will never close. NQCI has made a claim for reimbursement of approximately $690,000 in alleged expenses, Licensor Expenses, under the License Agreement which were accrued under “Accrued legal fees & licensing expense” as of December 31, 2008. The Licensor Expenses were accrued in the fiscal year ended December 31, 2008, with the expenditure recorded as Licensing Expense within research and development operating expenses.

On August 15, 2008, the arbitrator awarded NQCI $1.87 million to settle over $4 million NQCI claimed in attorneys’ fees and costs which have been accrued under “Accrued legal fees & licensing expense” as of December 31, 2008. The settlement of legal fees was accrued in the year ended at December 31, 2008, with the expenditure recognized as “Other expenses” and payment pending to date.

The Second Interim Award required that we file a registration statement under the Securities Act to register for resale the shares to be issued to NQCI within 30 days after the closing of the Technology Transaction. The arbitrator acknowledged that our obligation is to file the registration statement and to use reasonable efforts to have the shares registered and not to guarantee registration and resultant actual public tradability. However, the arbitrator nevertheless ordered that the registration statement must be declared effective within 90 days.

The Second Interim Award requires that we file a registration statement under the Securities Act to register for resale the shares to be issued to NQCI within 30 days after the closing of the Technology Transaction. The arbitrator acknowledged that our obligation is to file the registration statement and to use reasonable efforts to have the shares registered and not to guarantee registration and resultant actual public tradability. However, the arbitrator nevertheless ordered that the registration statement must be declared effective within 90 days. We have no control over whether the registration statement will be declared effective by the SEC, and no way to predict what further action, if any, the arbitrator may order if it is not declared effective.

On January 30, 2009, the arbitrator issued the Order, in which the arbitrator modified the Second Interim Award by reserving on what the final terms of our obligation to file the resale registration statement will be and stating that such registration obligation shall be in accordance with applicable laws, including applicable U.S. federal securities laws. While the arbitrator also retained jurisdiction to monitor our compliance with such obligation, to award any appropriate relief to NQCI if we fail to comply with such obligation and to render a decision on any other matters contested in this proceeding, the time periods set forth in the Second Interim Award and summarized in the preceding paragraph are no longer applicable. The Order also provided, among other things, that if we file the proxy statement, obtain stockholder approval to issue to NQCI 9,230,000 shares of our common stock as consideration for the closing of the Technology Transaction and issue such shares to NQCI, the arbitrator anticipates confirming that all of the Technology covered by the License shall be declared our sole and exclusive property.

The Technology Transaction will be accounted for as a purchase of the Technology in exchange for shares of our common stock. In accordance with FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, the Technology Transaction will be measured based on the fair value of the shares issued, which is clearly more evident than the fair value of the intellectual property. Through the evaluation of the components of the intellectual property and information pursuant to the arbitration suggesting it may not be proprietary, we have determined the intellectual property is not economically viable. However, continuing research on the technology will be useful in developing the prototype of our Wearable Artificial Kidney. In accordance with FASB 2, Accounting for Research and Development Costs, and its related interpretations, we have expensed the value of the intellectual property, determined in process research and development, at the date of acquisition. See Note 10, “Shares Issuable”, below.

Pursuant to the Second Interim Award, which stated that, if the Technology Transaction is submitted to and approved by our stockholders, 9,230,000 shares of our common stock should be issued to NQCI to effectuate the transaction, we accrued for the 9,230,000 shares of our common stock. As the Second Interim Award states that we must issue 9,230,000 upon the closing of the Technology Transaction and we have been unable to consummate such transaction, such contingency is not within our control and we have therefore, recorded the obligation to issue the shares as a liability, rather than as an equity issuance. The fair value of the 9,230,000 shares was measured using the closing price of our common stock on August 4, 2008, the date of the Second Interim Award, and revalued, marked to market, as of the end of the year ending at December 31, 2008. The fair value of the accrued shares on August 4, 2008, was $10,153,000 which is reflected in research and development expense. The obligation to issue the shares was revalued at $1,569,100 as of December 31, 2008, resulting in a $8,583,900 non-operating gain, classified as change in fair value of shares issuable in the statement of operations for the year ended December 31, 2008. The net fair value of $1,569,100 was accrued under “Shares issuable” as of December 31, 2008.  Stockholder approval and issuance of the shares are pending to date.

We are currently in the process of seeking approval from our stockholders to issue 9,230,000 shares of our common stock in order to obtain ownership of the Technology. The stockholder approval is being sought in accordance with an Interim Award issued on June 9, 2008, and in order to minimize the risk that the arbitrator will issue an alternative award that could have a material adverse effect on our financial condition and operations. The arbitrator has refused to issue a final award until this stockholder approval has been obtained from our stockholders, which may effectively prevent us from obtaining effective court review of the arbitrator’s actions. If the Technology Transaction does not close, the arbitrator may issue alternative relief. In the event of an alternative award, the above accrual may be adjusted and the accrual or the actual settlement will be recorded to coincide with the alternate award.

If the 9,230,000 shares are issued pursuant to the approval of our stockholders, then the $1,569,100 contingent liability recorded on our balance sheet will be adjusted through earnings to an amount equal to the product of 9,230,000 shares and the trading price of our common stock on that day and then be eliminated by increasing the number of our issued and outstanding common shares by 9,230,000 and increasing our stockholders’ equity by a corresponding amount.

The arbitrator held a conference call hearing with the Company and NQCI on March 13, 2009 in which the parties discussed the reasons for the difficulties in closing the Technology Transaction and explored potential alternatives. The parties were asked to submit letter briefs outlining their suggested alternatives for consideration by the arbitrator. The parties submitted their respective letter briefs on March 24, 2009.

As of the date of this Annual Report, the arbitration proceeding with NQCI continues and the arbitrator has not yet issued a final award to either party and has not made a final ruling with respect to whether the closing of the Technology Transaction shall occur or whether potential alternatives should be pursued.

The arbitrator has stated that he has not yet issued a final award that may be confirmed or challenged in a court of competent jurisdiction. A party to the arbitration could challenge the interim award in court, even after stockholders approve the transaction. In addition, the arbitrator could again change the award by granting different or additional remedies, even after stockholders approve the transaction. We cannot guarantee that the arbitrator would order that our stockholders should be given another opportunity to vote on the transaction, even if such changes are material. Arbitrators have broad equitable powers, and arbitration awards are difficult to challenge in court, even if the arbitrator makes rulings that are inconsistent or not in accordance with the law or the evidence.

5.	CASH EQUIVALENTS AND MARKETABLE SECURITIES

We invest available cash in short-term commercial paper, certificates of deposit, money market funds, and high grade marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. Investments, including certificates of deposit with maturity dates greater than three months when purchased and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At December 31, 2008, all of our cash was held in high grade money market funds and marketable securities.

Restricted cash represents deposits secured as collateral for a letter of credit pursuant to our new operating facility lease agreement at December 31, 2008 and for a bank credit card program at December 31, 2007.

6.	FAIR VALUE MEASUREMENTS

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

Beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by SFAS 157, are as follows:

•	Level I - inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

•	Level II - inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.

•	Level III - unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$407,585	$-	$-	$407,585
Marketable securities:
Commercial paper	897,993	-	-	897,993
Corporate securities fixed rate	457,930	-	-	457,930
Money market fund	1,599,791	-	-	1,599,791
Restricted cash	301,675	-	-	301,675
Total assets	$3,664,974	$-	$-	$3,664,974

Shares issuable	$-	$1,569,100	$-	$1,569,100
Total liabilities	$-	$1,569,100	$-	$1,569,100

Liabilities measured at market value on a recurring basis include shares issuable resulting from the Second Interim Award in the arbitration against NQCI. Until issued, the shares will be marked to market in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), with subsequent changes in fair value recorded as non-operating change in fair value of shares issuable to our statement of operations. The fair value of the shares will be measured using the closing price of our common stock on the reporting date. See Note 10, “Shares Issuable” below, for further additional information related to the shares issuable.

7.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share:

	Years ended
	December 31,
	2008	2007
Numerator:
Net Loss	$(22,987,273)	$(17,074,051)
Denominator:
Weighted average outstanding shares of common stock	14,604,274	14,206,489
Loss per common share:
Basic	(1.57)	(1.20)
Diluted	$(1.57)	$(1.20)

Diluted loss per common share for the years ended December 31, 2008 and 2007 does not include the effect of stock options and warrants (see Note 17, “Stock Options and Warrants”) since their effect would be anti-dilutive. Options and warrants outstanding at December 31, 2008 and 2007 were approximately 4.4 million and 4.7 million, respectively. The 9,230,000 shares issuable discussed in Note 10, “Shares Issuable,” below, have not been taken into consideration.

8.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Current:
Federal	$-	$-
State	2	2
	2	2
Deferred:
Federal	-	-
State	-	-
	-	-
Total income tax provision	$2	$2

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	2008	2007
Deferred tax assets:
Stock based compensation	$5,342	$3,611
Accrued liability	1,145	124
Other	78	-
Total deferred tax assets	6,565	3,735
Deferred tax liabilities:
Fixed assets	36	6
Prepaid expenses	62	155
Total deferred tax liabilities	98	161
	6,467	3,574
Net operating loss	9,660	4,834
Research & development credits	1,446	599
	17,573	9,007
Valuation allowance	(17,573)	(9,007)
Net deferred tax assets or (liabilities)	$-	$-

	Valuation Allowance on Deferred Taxes
	(in thousands)	(in thousands)
	2008	2007
Beginning balance	$9,007	$1,917
Additions	8,566	7,090
Ending balance	$17,573	$9,007

Rate Reconciliation for the U.S. federal statuary rate and the effective tax rate:

	Years ended
	12/31/08(%)	12/31/07(%)
Federal statutory rate	(34.00)	(34.00)
State and local income taxes, net of federal tax benefits	(5.83)	(5.83)
Permanent differences	5.81	0.68
Research & development credits	(3.68)	(2.72)
Other	0.45	0.00
Effective tax benefit	(37.25)	(41.87)
Valuation allowance	37.25	41.87
	0.00	0.00

Based upon our development stage status and history of operating losses, realization of our deferred tax assets does not meet the criteria under SFAS 109, and accordingly a valuation allowance for the entire deferred tax asset amount has been recorded at December 31, 2008 and 2007.

The valuation allowance had an increase of $8.6 million and $7.1 million in 2008 and 2007, respectively.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined).  In 2008, we determined that an ownership change occurred under Section 382 of the Internal Revenue Code. The utilization of our federal net operating loss carryforwards, capital loss carryforwards and other tax attributes related to CTHE will be limited to zero. Accordingly, we have reduced our net operating loss, capital loss and minimum tax credit carryforwards to the amount that we estimate that we would be able to utilize in the future, if profitable, considering the above limitations.

At December 31, 2008, we had net operating loss carry forwards for Federal purposes of approximately $24.3 million which begin to expire in 2021. $24.3 million of the Federal net operating loss carry forwards are also valid for state income tax purposes and begin to expire in 2021.

In addition, we had research and development tax credits for Federal and state income tax purposes of approximately $826,000 and $620,000 respectively. The federal credits begin to expire in 2026 and state credits do not expire for California purposes.

During the year ended December 31, 2007, we adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by us did not have an effect on our financial condition or results of operations and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007.

Interest and penalties related to income tax matters are included in the Company's income tax provision.

There was no significant uncertain tax position identified during the year ended December 31, 2008.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years that remain subject to examinations by tax authorities are 2001 through 2007. There are no current income tax audits in any jurisdictions for open tax years.

9.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,
	2008	2007
Property and equipment	$474,402	$299,100
Accumulated depreciation	(136,848)	(32,188)
Property and equipment, net	$337,554	$266,912

Depreciation expense for the years ended December 31, 2008, and 2007, was $104,660 and $32,093, respectively.

10.	SHARES ISSUABLE

Pursuant to the August 4, 2008, Second Interim Award, which stated that, if the Technology Transaction is submitted to and approved by our stockholders, 9,230,000 shares of our common stock should be issued to NQCI to effectuate the transaction, we accrued for the 9,230,000 shares of our common stock. As the Second Interim Award states that we must issue 9,230,000 upon the closing of the Technology Transaction and we have been unable to consummate such transaction, such contingency is not within our control and we have therefore, recorded the issuance as a liability, rather than as an equity issuance. As of December 31, 2008, we accrued for the 9,230,000 shares of our common stock to be issued to NQCI in accordance with FASB 5, Accounting for Contingencies, with the initial fair value of the shares measured on August 4, 2008, the date of the Second Interim Award. Until issued, the shares will be marked to market in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), with subsequent changes in fair value recorded as non-operating change in fair value of shares issuable to our statement of operations. The fair value of the shares will be measured using the closing price of our common stock on the reporting date. The measured fair value of $10,153,000 for the accrued 9,230,000 shares on August 4, 2008, the date of the Second Interim Award, was accrued under “Shares issuable” and expensed to “Research and development.” From marking to market, the fair value of the shares issuable was revalued at $1,569,100 as of December 31, 2008. The resulting non-operating change in fair value of $8,583,900 to the statement of operations for the year ended December 31, 2008 was recognized as “Change in fair value of shares issuable.” Stockholder approval and issuance of the shares are pending to date.

We are in the process of seeking stockholder approval for the issuance of the 9,230,000 shares of our common stock to effectuate the Technology Transaction. There can be no assurance, that such stockholder approval will be obtained, whether shares will be issued to NQCI or whether the SEC will declare effective the registration statement registering the shares for resale. If the Technology Transaction does not close, the arbitrator may issue alternative relief. In the event of an alternative award, the above accrual may be adjusted and the accrual or the actual settlement will be recorded to coincide with the alternate award.

11.	LEASES

As of February 22, 2008, we entered into a 5-year lease agreement and relocated our corporate office to a location in Los Angeles, CA. The total lease payments will be $1,096,878 over the lease term. As of December 31, 2008, our remaining total lease payments are $957,614.

The following is a schedule by years of future minimum lease payments required under the 5-year corporate office lease as of December 31, 2008:

Year ending December 31:
2009	$215,859
2010	224,650
2011	233,528
2012	242,842
2013	40,735	(1)
Total minimum payments required	$957,614

(1) Initial term of the lease agreement ends February 2013

In October 2008 we entered into a 5-year lease agreement through November 26, 2013, for our new operating facility in Lake Forest, CA. The lease agreement includes a tenant improvement allowance of $363,800 which 50% can be applied to rent payments with the remaining 50% applied to tenant improvement and related expenditures. As of December 31, 2008, we expended $87,658 in improvement and related expenses which we are pending reimbursement in accordance to the tenant improvement allowance. The $87,658 was recognized under “Tenant improvement allowance receivable” as of December 31, 2008. The total lease payments, including the 50% of the tenant improvement allowance applied to rent payments, will be $1,367,507 over the lease term. As of December 31, 2008, our remaining total lease payments are $1,340,828.

The following is a schedule by years of future minimum lease payments required under the 5-year operating facility lease as of December 31, 2008:

Year ending December 31:
2009	135,837
2010	293,722
2011	303,994
2012	314,266
2013	293,009	(1)
Total minimum payments required	$1,340,828

(1) Initial term of the lease agreement ends February 2013

Additionally, we lease two corporate apartments, approximately 800 and 550 square feet, expiring March 31, 2009 and April 18, 2009, respectively, located in Irvine, for combined monthly rent of $3,765, which we plan to vacate after the expiration of the leases.

All of the space is in good condition and we expect it to remain suitable to meet our needs for the foreseeable future. We intend to consolidate our offices and sublease our current corporate office located in Los Angeles, California.

12.	NON-CASH TRANSACTIONS

During the year ended December 31, 2008, there was a reversal of a non-cash liability of $115,400.

Investing and financing activities during the year ended December 31, 2007, that do not have a direct impact on current cash flows have been excluded from the statements of cash flows, as follows:

a) Pre-merger Xcorporeal cancelled 200,000 shares of common stock pursuant to a settlement agreement with one of our stockholders, and

b) Immediately prior to the effectiveness of the merger, we caused a reverse split of our common stock, whereby each 8.27 issued and outstanding shares of our common stock were converted into one share of common stock.

13.	INTEREST INCOME

Interest income of $320,622 and $1,184,930 was reported for years ended December 31, 2008 and 2007, respectively.

14.	OTHER EXPENSES

On August 15, 2008, the arbitrator in the NQCI arbitration issued another interim award, awarding NQCI a total of $1,871,430 in attorney’s fees and costs. Pursuant to the award, we accrued the liability under “Accrued legal fees & licensing expense” and captured the expenditure in “Other expenses” in the year ended December 31, 2008.

15.	RELATED PARTY TRANSACTION

In connection with the contribution of the assets to our company, on August 31, 2006 we issued to Consolidated National, LLC, or “CNL”, of which Terren Peizer, a member of our Board of Directors, who beneficially owns 42.2% of our outstanding common stock as of December 31, 2008, is the sole managing member and beneficial owner, an aggregate of 9,600,000 shares of our common stock of which 6,232,596 shares are still held by CNL.

Dr. Victor Gura, our Chief Medical and Scientific Officer, owns 15,497,250 shares of common stock of National Quality Care, Inc. (or approximately 20.9% of National Quality Care, Inc.'s common stock outstanding as of January 31, 2009) with whom we entered into the License Agreement. Such shares include 800,000 shares owned by Medipace Medical Group, Inc., an affiliate of Dr. Gura (or approximately 1.1% of NQCI's common stock outstanding as of January 31, 2009), and 250,000 shares subject to warrants held by Dr. Gura which are currently exercisable (or approximately 0.3% of NQCI's common stock outstanding as of January 31, 2009).

Pursuant to a consulting agreement effective December 1, 2007, Daniel S. Goldberger, then a director, provided consulting services to us as our interim Chief Executive Officer. In consideration of the services, we paid Mr. Goldberger $15,000 per month during the first two months and $12,500 per month thereafter during the term of the consulting agreement. From execution through December 31, 2008, Mr. Goldberger was compensated $152,500 for his services. Mr. Goldberger resigned as interim Chief Executive Officer on October 6, 2008, and resigned as a member of our Board of Directors on October 7, 2008, and remained a strategic consultant to the Company through December 31, 2008.

Dr. Gura maintains an office located in Beverly Hills, California. Pursuant to a reimbursement agreement effective January 29, 2008, we reimburse 50% of the rental and 50% of his monthly parking. The term of the agreement commenced on April 23, 2007, the date of the office lease agreement, and continues until the date on which he ceases to use the remote office to perform his duties as our Chief Medical and Scientific Officer. From commencement through December 31, 2008, we reimbursed Dr. Gura $1,710 and $37,988 for 50% of the monthly parking and rental, respectively.

16.	LICENSE AGREEMENT

On August 31, 2006, we entered into a Contribution Agreement with CNL. We issued 9,600,000 shares of common stock in exchange for (a) the right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into a License Agreement with NQCI, dated September 1, 2006, pursuant to which we obtained the exclusive rights to the technology relating to our kidney failure treatment and other medical devices which, as listed under “Technology” on the License Agreement, are “all existing and hereafter developed Intellectual Property, Know-How, Licensor Patents, Licensor Patent Applications, Derivative Works and any other technology, invented, improved or developed by Licensor, or as to which Licensor owns or holds any rights, arising out of or relating to the research, development, design, manufacture or use of (a) any medical device, treatment or method as of the date of this Agreement, (b) any portable or continuous dialysis methods or devices, specifically including any Wearable Artificial Kidney and related devices, (c) any device, methods or treatments for congestive heart failure, and (d) any artificial heart or coronary device.” Operations was a shell corporation prior to the transaction. We valued the License Agreement at the carry-over basis of $1,000. As consideration for being granted the License, we agreed to pay to NQCI a minimum annual royalty of $250,000, or 7% of net sales. Although we have asserted that NQCI’s breaches of the License Agreement excused our obligation to make the minimum royalty payments, we recorded $583,333 in royalty expenses covering the minimum royalties from commencement of the License Agreement through December 31, 2008. The License Agreement expires in 2105.

The License Agreement also stipulates the reimbursement of reasonable and necessary expenses incurred in the ordinary course of business consistent with past practices (“Licensor Expenses”) until the closing or the termination of the Merger Agreement. The Second Interim Award from the arbitration with NQCI states that the License Agreement will remain in full force and effect until the Technology Transaction closes or the arbitrator determines that it will never close. Although we have contested its right to any further payments, NQCI has made a claim for reimbursement of approximately $690,000 in alleged expenses under the License Agreement which were accrued under “Accrued legal fees & licensing expense” as of December 31, 2008. See Note 4, “Legal Proceedings” above, for further additional information related to this License Agreement.

17.	STOCK OPTIONS AND WARRANTS

Incentive Compensation Plan

On October 12, 2007, we adopted the Xcorporeal, Inc. 2007 Incentive Compensation Plan and the related form of option agreement that is substantially identical to the 2006 Incentive Compensation Plan that was in effect at Operations immediately prior to the merger.

The plan authorizes the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights. There are 3,900,000 shares of common stock authorized for issuance under to the 2007 Incentive Compensation Plan (subject to adjustment in accordance with the provisions of the plan). The plan will continue in effect for a term of up to ten years. As of December 31, 2008, there were options to purchase 977,500 shares outstanding and 2,922,500 shares available for issuance under the 2007 Incentive Compensation Plan.

On October 12, 2007, we also assumed options to purchase up to 3,880,000 shares of common stock that were granted by Operations under its 2006 Incentive Compensation Plan, of which 980,000 have since been forfeited, canceled, or expired, and therefore, options to purchase 2,900,000 shares remain outstanding.

Stock Options to Employees, Officers and Directors

The Compensation Committee of our Board of Directors determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period. Options generally vest over five years and have a maximum life of ten years.

We reported $4,704,039 and $3,721,485 in stock-based compensation expense for employees, officers, and directors for the years ended December 31, 2008 and 2007, respectively.

All compensation expense for stock options granted has been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the years ended December 31,
	2008	2007
Expected dividend yields	zero	zero
Expected volatility	130-136%	110-136%
Risk-free interest rate	3.53-3.81%	4.18-4.68%
Expected terms in years	2.87-8.96 years	6.25-10 years

Warrants and Stock Options to Non-Employees

During the year ended December 31, 2008, there was no issuance of warrants.

We reported $91,306 and $2,917,309 in stock-based compensation expenses for consultants for the years ended December 31, 2008 and 2007, respectively.

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

All charges for warrants granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the years ended December 31,
	2008	2007
Expected dividend yields	zero	zero
Expected volatility	130-136%	117-136%
Risk-free interest rate	1.00-4.69%	3.45-4.65%
Expected terms in years	0.88-8.63 years	4.80-9.62 years

The following tables summarize information concerning outstanding options at December 31, 2008 and 2007:

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at December 31, 2005	-	$-
Granted	1,600,000	5.00
Exercised	-	-
Cancelled or forfeited	-	-
Outstanding at December 31, 2006	1,600,000	5.00
Granted	2,872,500	7.00
Exercised	-	-
Cancelled or forfeited	(675,000)	6.41
Outstanding at December 31, 2007	3,797,500	6.26
Granted	905,000	2.75
Exercised	-	-
Cancelled or forfeited	(825,000)	6.52
Outstanding at December 31, 2008	3,877,500	5.39
Exercisable at December 31, 2006	-	-
Exercisable at December 31, 2007	440,000	5.61
Exercisable at December 31, 2008	1,000,500	$5.94

The following tables summarize information concerning outstanding warrants at December 31, 2008 and 2007:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding at December 31, 2005	-	$-
Granted	454,221	2.72
Exercised	-	-
Cancelled or forfeited	-	-
Outstanding at December 31, 2006	454,221	2.72
Granted	422,500	7.29
Exercised	-	-
Cancelled or forfeited	-	-
Outstanding at December 31, 2007	876,721	4.92
Granted	-	-
Exercised	(325,000)	1.00
Cancelled or forfeited	-	-
Outstanding at December 31, 2008	551,721	7.24
Exercisable at December 31, 2006	454,221	2.72
Exercisable at December 31, 2007	754,221	4.42
Exercisable at December 31, 2008	544,221	$7.22

The weighted average remaining contractual life of the stock options that are exercisable as of December 31, 2008, is approximately 8.24 years. The weighted average remaining contractual life of the warrants that are exercisable as of December 31, 2008, is approximately 2.52 years.

The weighted average grant-date estimated fair value of stock options granted in 2008 and 2007 is approximately $0.5 million and $12.7 million or $0.60 and $5.79 per share, respectively. There were no warrants granted in 2008. The weighted average grant-date estimated fair value of warrants granted in 2007 is approximately $2.4 million or $5.63 per share. At December 31, 2008 and 2007, the unamortized compensation charges related to outstanding stock options were $10,091,802 and $17,818,693, respectively. At December 31, 2008 and 2007, the unamortized compensation charges related to outstanding warrants were $224 and $410,049, respectively. In 2008, we issued an aggregate of 112,215 shares of our common stock pursuant to cashless exercise of warrants by three warrant holders.

The following table shows the change in unamortized compensation expense for stock options and warrants issued to employees, officers, directors and non-employees during the year ended December 31, 2008:

	Stock Options and Warrants		Unamortized Compensation
	Outstanding		Expense
January 1, 2008	4,674,221		$18,228,742
Granted in the period	905,000		542,827
Forfeited & Cancelled in the period	(825,000	)(1)	(2,392,494)
Expensed in the period	-		(6,287,049)
Exercised in the period	(325,000	)(2)	-
December 31, 2008	4,429,221		$10,092,026

(1) One of our directors voluntarily forfeited his 200,000 options on September 8, 2008. Due to his continued services as a director on the date of his voluntary forfeiture, this was treated as a cancellation and all unamortized expense of $924,021 was fully recognized in the period. Subsequently, on October 7, 2008 the director resigned from our Board of Directors.

(2) The cashless exercises of the granted 325,000 warrant shares resulted in the issuance of an aggregate of 112,215 shares of our common stock.

		Weighted
	Number of	Average
	Options and	Exercise
	Warrants	Price
Stock Options and Warrants
Balance at January 1, 2008	4,674,221	$6.01
Granted	905,000	2.75
Exercised	(325,000)	1.00
Forfeited & Cancelled	(825,000)	6.52
Balance at December 31, 2008	4,429,221	$5.62

18.	STOCKHOLDERS’ (DEFICIT) EQUITY

Pursuant to the terms of the arbitration interim award associated to the Technology Transaction, we are planning to seek stockholder approval to issue 9,230,000 shares of our common stock directly to NQCI to effectuate the transaction. Upon issuance and delivery of the proposed shares, NQCI will be our largest stockholder, owning approximately 39% of our total outstanding shares.

As a result of our continued operating losses and the accrual for 9,230,000 shares, discussed further in Note 4, “Legal Proceedings” and Note 10, “Shares Issuable” above, “Total Stockholders’ (Deficit) Equity” has a negative balance with our deficit accumulated during the development stage being greater than our additional paid in capital as of December 31, 2008.

During the year ended December 31, 2008, we issued an aggregate of 270,000 shares of our common stock as compensation for consulting services rendered to us. Pursuant to cashless exercises of warrants by three warrant holders, we issued an aggregate of 112,215 shares of our common stock.

During the year ended December 31, 2007, 200,000 shares of common stock were cancelled pursuant to a settlement agreement with one of our stockholders. Immediately prior to the effectiveness of the merger, we caused a reverse split of our common stock, whereby each 8.27 issued and outstanding shares of our common stock were converted into one share of common stock. Pursuant to a consulting agreement, we issued 20,000 shares of our common stock.

19.	PRODUCT DEVELOPMENT AGREEMENT

In July 2007, we entered into the Aubrey Agreement. The PAK will be designed for intermittent hemodialysis or Continuous Renal Replacement Therapy (CRRT) in an attended care setting as well as for treatments in a home setting. As of December 31, 2008, Aubrey substantially completed its work and we intend to terminate this agreement. At the inception of the Aubrey Agreement, total labor and material costs over the term of the agreement were budgeted to amount to approximately $5.1 million and as of December 31, 2008, the agreement was substantially completed under the budgeted amount at a cost of $3.2 million.

20.	SUBSEQUENT EVENTS (UNAUDITED)

Corporate Restructuring

The continuing delay in consummating the Technology Transaction has significantly adversely affected our Company. Accordingly, we have had to modify our activities and business. We have instituted a variety of measures in an attempt to conserve cash and reduce our operating expenses. Our actions included:

•
Reductions in our labor force – On March 13, 2009, we gave notice of employment termination to 19 employees. This represents a total work-force reduction of approximately 73%. We paid accrued vacation benefits of approximately $70,000 to terminated employees. The layoffs and our other efforts focused on streamlining our operations designed to reduce our annual expenses by approximately $3.5 million to a current operating burn rate of approximately $200,000 per month.

•	Refocusing our available assets and employee resources on the development of the PAK.
•	Continuing vigorous efforts to minimize or defer our operating expenses.
•
Exploring various strategic alternatives, which may include the license of certain of our intellectual property rights, as a means to further develop our technologies, among other possible transactions and alternatives.

•	Intensifying our search to obtain additional financing to support our operations and to satisfy our ongoing capital requirements in order to improve our liquidity position.
•	Continuing to prosecute our patents and take other steps to perfect our intellectual property rights.

In light of the unprecedented economic slow down, lack of access to capital markets and prolonged arbitration proceeding with NQCI, we were compelled to undertake the efforts outlined above in order to remain in the position to continue our operations. We hope to be able to obtain additional financing to meet our cash obligations as they become due and otherwise proceed with our business plan. Our ability to execute on our current business plan is dependent upon our ability to obtain equity or debt financing, develop and market our products, and, ultimately, to generate revenue. Unless we are able to raise financing sufficient to support our operations and to satisfy our ongoing financing requirements, we will not be able to develop any of our products, submit 510(k) notifications to the FDA, conduct clinical trials or otherwise commercialize any of our products. We will make every effort however, to continue the development of the PAK. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plans and our ability to obtain additional financing. We cannot assure you that we will be successful now or in the future in obtaining any additional financing on terms favorable to us, if at all. The failure to obtain financing will have a material adverse effect on our financial condition and operations.

We will continue to analyze the effects of the events described above to determine if any subsequent changes are required to the accounting treatment of such events.

Other Considerations – Royalty and Other Payments Under the License Agreement

As consideration for entering into the License Agreement, we agreed to pay to NQCI a minimum annual royalty of $250,000, or 7% of net sales. As a result of the transfer of the Technology to us, we may be able to realize additional savings of not having to compensate NQCI for any royalty payments accrued and not yet paid. Although we have asserted that NQCI’s breaches of the License Agreement excused our obligation to make the minimum royalty payments, we recorded $583,333 in royalty expenses, covering the minimum royalties, from commencement of the License Agreement through December 31, 2008. The License Agreement expires in 2105. The License Agreement also requires us to reimburse NQCI’s reasonable and necessary expenses incurred in the ordinary course of business consistent with past practices, or the “Licensor Expenses”, until the closing or the termination of the Merger Agreement. The Second Interim Award states that the License Agreement will remain in full force and effect until the Technology Transaction closes or the arbitrator determines that it will never close. Although we have contested its right to any further payments, NQCI has made a claim for reimbursement of approximately $690,000 in alleged expenses under the License Agreement as of December 31, 2008. If we are able to acquire the Technology from NQCI, the arbitrator has indicated that the License Agreement would be terminated simultaneously with such acquisition. As a result of the Technology becoming our sole and exclusive property, among other benefits, we would be able to discontinue these royalty payments to NQCI, realize corresponding savings and we should be able to realize additional savings of not having to reimburse NQCI for any Licensor Expenses accrued and not yet paid.

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2008), as is defined in Rule 13a-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Annual Report present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

This Annual Report does not include an audit report of our independent registered public accounting firm regarding our internal control over financial reporting. In addition, our management’s report on our internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Chief Executive Officer and Chief Financial Officer concluded that there has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information.

None.

PART III

Item 10.                        Directors, Executive Officers and Corporate Governance

 The names, ages and positions of our executive officers and directors, as of December 31, 2008, are set forth below. Biographical information for each of these persons who currently serves as our officer and/or director, as provided to us by each respective individual also, is presented below:
Name	Age	Position	Director Since

Kelly J. McCrann	53	Chairman of the Board and Chief Executive Officer	2007
Robert Weinstein	48	Chief Financial Officer and Secretary	n/a
Victor Gura, M.D.	66	Chief Medical and Scientific Officer	n/a
Terren S. Peizer	49	Director	2007
Hans-Dietrich Polaschegg, Ph.D.	66	Director	2007
Jay A. Wolf	36	Director	2007
Marc G. Cummins (1)	49	Director	2007

(1) Mr. Cummins resigned as a member of our Board of Directors effective March 6, 2009.

Kelly J. McCrann was appointed as a member of Operations’ board of directors in August 2007. In October 2008, Mr. McCrann was appointed our Chairman of the Board and Chief Executive Officer. Mr. McCrann is a senior healthcare executive with extensive experience in board governance, strategic leadership, profit and loss management and strategic transactions. He was most recently Senior Vice President of DaVita Inc., where he was responsible for all home based renal replacement therapies for the United States’ second largest kidney dialysis provider. Prior to that, Mr. McCrann was the Chief Executive Officer and President of PacifiCare Dental and Vision, Inc. Mr. McCrann has held positions of increasing responsibility at Professional Dental Associates, Inc., Coram Healthcare Corporation, HMSS, Inc. and American Medical International. He is a graduate of the Harvard Business School and began his career as a consultant for KPMG and McKinsey & Company.

Robert Weinstein was appointed our Chief Financial Officer in October 2007. He also serves on the board of directors of Operations. He was appointed as Chief Financial Officer of Operations in August 2007. Prior to joining us, Mr. Weinstein served as Vice President, Director of Quality Control & Compliance of Citi Private Equity Services (formerly BISYS Private Equity Services) New York, NY, a worldwide private equity fund administrator and accounting service provider. In 2005, Mr. Weinstein was the Founder, Finance & Accounting Consultant for EB Associates, LLC, Irvington, NY, an entrepreneurial service organization. From December 2002 to November 2004, Mr. Weinstein served as the Chief Financial Officer for Able Laboratories, Inc., which filed Chapter 11 bankruptcy in July 2005. In 2002, he served as Acting Chief Financial Officer of Eutotech, Ltd., Fairfax, VA, a distressed, publicly traded early-stage technology transfer and development company. Mr. Weinstein received his M.B.A., Finance & International Business from the University of Chicago, Graduate School of Business, and a B.S. in Accounting from the State University of New York at Albany. Mr. Weinstein is a Certified Public Accountant (inactive) in the State of New York.

Victor Gura, M.D. became Operations’ Chief Medical and Scientific Officer in December 2006, and became a member of the Board in October 2006. He resigned as a director in October 2008. Dr. Gura continues to serve as a member of our Board of Advisors. He served as Chief Scientific Officer of National Quality Care, Inc. from 2005 to November 2006. He was formerly its Chairman of the Board, President and Chief Executive Officer. Dr. Gura is board certified in internal medicine/nephrology. He has been a director and principal stockholder of Medipace Medical Group, Inc. in Los Angeles, California, since 1980. Dr. Gura has been an attending physician at Cedars-Sinai Medical Center since 1984 and the medical director of Los Angeles Community Dialysis since 1985. He also serves as a Clinical Assistant Professor at UCLA School of Medicine. He was a fellow at the nephrology departments at Tel Aviv University Medical School and USC Medical Center. Dr. Gura received his M.D. from School of Medicine, Buenos Aires University.

Terren S. Peizer served as our Executive Chairman until October 2008. He became the Chairman of Operations’ board of directors in August 2006 and our Executive Chairman in August 2007. From April 1999 to October 2003, Mr. Peizer served as Chief Executive Officer of Clearant, Inc., which he founded to develop and commercialize a universal pathogen inactivation technology. He served as Chairman of its board of directors from April 1999 to October 2004 and a Director until February 2005. From February 1997 to February 1999, Mr. Peizer served as President and Vice Chairman of Hollis-Eden Pharmaceuticals, Inc. In addition, from June 1999 through May 2003 he was a Director, and from June 1999 through December 2000 he was Chairman of the Board, of supercomputer designer and builder Cray Inc., and remains its largest beneficial stockholder. Mr. Peizer has been the largest beneficial stockholder and held various senior executive positions with several technology and biotech companies. In these capacities he has assisted the companies with assembling management teams, boards of directors and scientific advisory boards, formulating business and financial strategies, investor and public relations, and capital formation. Mr. Peizer has been a Director, Chairman of the Board and Chief Executive Officer of Hythiam, Inc., a healthcare services management company focused on delivering solutions for those suffering from alcoholism and other substance dependencies, since September 2003. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

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

Jay A. Wolf became a member of Operations’ Board of Directors in November 2006. He has over a decade of investment and operations experience in a broad range of industries. His investment experience includes: senior and subordinated debt, private equity (including leveraged transactions), mergers & acquisitions and public equity investments. Since 2003, Mr. Wolf has served as a Managing Director of Trinad Capital. From 1999 to 2003, he served as the Executive Vice President of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for our acquisition program. From 1996 to 1999, Mr. Wolf worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank in the senior debt department and subsequently for Trillium Growth, the firm’s venture capital Fund. He sits on the boards of Shells Seafood Restaurants, Prolink Holdings Corporation, Optio Software, Inc. and Starvox Communications, Inc. Mr. Wolf received a Bachelor of Arts from Dalhousie University.

There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the officers and/or directors named above, and there is no arrangement or understanding between any of the directors named above and any other person pursuant to which he or she was elected as a director.

No executive officer or director has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind.

No executive officer or director is currently involved in any litigation nor has such person been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as our director or officer.

Term of Office

Each of our directors serve for a term of one year or until their respective successors are elected and qualified or until removed from office in accordance with our bylaws. Our executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Information Regarding Committees

Our Board of Directors has established three committees: an Audit Committee, a Compensation Committee and a
Nominating Committee. The Board of Directors has also adopted written corporate governance guidelines for the Board and a written committee charter for each of the Board’s committees, describing the authority and responsibilities delegated to each committee by the Board. A copy of our Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter can be found on our website at http://www.xcorporeal.com.

Audit Committee – As of December 31, 2008, the Audit Committee consisted of Messrs. Cummins and Wolf, with Mr. Wolf serving as the chairman; however, effective March 6, 2009, Mr. Cummins resigned from his positions of a member of our Board of Directors and our Audit Committee. The Board has determined that each of the members of the Audit Committee is independent as defined under the applicable NYSE Amex standards, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Securities and Exchange Act of 1934, as amended, and, that Mr. Wolf qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of SEC Regulation S-K. In order to fill the vacancy in the Audit Committee created by Mr. Cummins’ resignation, effective March 26, 2009, Hans-Dietrich Polaschegg, a member of our Board of Directors, was appointed to the Audit Committee.

As a result of Mr. Cummins’ resignation from his position of a member of our Board of Directors, we are no longer in compliance with Section 803(A)(1) of the Amex Company Guide because a majority of the members of our Board of Directors are not independent directors.

Compensation Committee – The Compensation Committee currently consists of Dr. Polaschegg and Mr. Wolf, with Dr. Polaschegg serving as the chairman, each of whom is independent as defined under the applicable NYSE Amex standards. The Compensation Committee reviews and recommends to the Board of Directors for approval the compensation of our executive officers.

Nominating Committee – As of December 31, 2008, the Nominating Committee currently consisted of Messrs. Cummins and Polaschegg, with Mr. Cummins serving as the chairman; however, Mr. Cummins resigned as a member of our Board of Directors effective March 6, 2009. The Board has determined that each of the members of the Audit Committee is independent as defined under the applicable NYSE Amex standards. The nominating committee nominates new directors and oversees corporate governance matters.

Changes in Nominating Procedures

   There have not been any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors since the end of our 2007 fiscal year.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Exchange Act requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the SEC, to file reports of initial ownership and changes in ownership with the SEC. These persons are also required under the regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended December 31, 2008.

Code of Ethics

  Upon effectiveness of the merger between our company and pre-merger Xcorporeal, we adopted a Code of Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and others performing similar functions. A copy of our Code of Ethics can be found under the “Company”, sub-category “Corporate Governance”, section of our website at www.xcorporeal.com, and any waiver from the Code of Ethics will be timely disclosed on our website as will any amendments to the Code of Ethics.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management's expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

We believe our long term success is dependent on a leadership team with the integrity, skills, and dedication necessary to oversee a growing organization on a day-to-day basis. In addition, the leadership must have the vision to anticipate and respond to future market and regulatory developments. Our executive compensation program is designed to enable us to attract, motivate and retain a senior management team with the collective and individual abilities to meet these challenges. The program's primary objective is to align executives' efforts with the long term interests of stockholders by enhancing our reputation, financial success and capabilities.

General Executive Compensation Philosophy

We compensate our executives, including our named executive officers who are identified in the Summary Compensation Table, through a combination of base salary, cash bonus incentives, long-term equity incentive compensation, and related benefits. These components are designed, in aggregate, to be competitive with comparable organizations and to align the financial incentives for the executives with the short and long term interests of stockholders.

Our Compensation Committee receives our management’s recommendations and then discusses, reviews and considers management's recommendations with respect to the compensation of those members of senior management whose compensation the committee considers. The committee then makes its recommendation to the Board of Directors which discusses and then decides raises, bonuses and options. Although their advice may be sought and they may be questioned by the committee, executive members of the Board of Directors do not participate in the committee’s or the Board of Directors' discussion and vote. Prior to the committee making its recommendations, the members of the Compensation Committee have several discussions among themselves and meet to discuss, among other things, the performance and contributions of each of the members of senior management whose compensation they are considering as well as expectations (of the individual for the year and the future and those of our company), results, responsibilities, and desire to retain such executive. In addition, the Compensation Committee may have conversations with certain others before making its recommendations.

Our philosophy is to provide a compensation package that attracts, motivates and retains executive talent, and delivers rewards for superior performance as well as consequences for underperformance. Specifically, our executive compensation program is designed to:

•
provide a competitive total compensation package that is competitive within the medical device industry in which we compete for executive talent, and will assist in the retention of our executives and motivate them to perform at a superior level;

•	link a substantial part of each of our executive’s compensation to the achievement of our financial and operating objectives and to the individual's performance;

•	provide long-term incentive compensation that focuses our executives' efforts on building stockholder value by aligning their interests with our stockholders; and

•	provide incentives that promote executive retention.

Each year, our management and the Board of Directors approve financial and non-financial objectives for our company and our executive officers, which may be reflected in our executive employment agreements and incentive compensation plans. We design our incentive compensation plans to reward company-wide performance. In addition, we also consider the individual performance of each executive officer and other relevant criteria, such as the accomplishments of the management team as a whole. In designing and administering our executive compensation programs, we attempt to strike an appropriate balance among these elements.

The major compensation elements for our named executive officers are base salary, performance-based bonuses, stock options, insurance benefits and perquisites. Each of these elements is an integral part of and supports our overall compensation objectives. Base salaries (other than increases), insurance benefits and perquisites form stable parts of our executive officers’ compensation packages that are not dependent on our performance during a particular year. We set these compensation elements at competitive levels so that we are able to attract, motivate and retain highly qualified executive officers. Consistent with our performance-based philosophy, we reserve the largest potential compensation awards for performance- and incentive-based programs. These programs include awards that are based on our financial performance and provide compensation in the form of both cash and equity to provide incentives that are tied to both our short-term and long-term performance. Our performance-based bonus program rewards short-term and long-term performance, while our equity awards, in the form of stock options, reward long-term performance and align the interests of management with our stockholders.

Board of Directors Determination of Compensation Awards

Our Compensation Committee recommends and the Board of Directors determines the compensation awards to be made to our executive officers. Our Compensation Committee recommends and the Board of Directors determines the total compensation levels for our executive officers by considering several factors, including each executive officer's role and responsibilities, how the executive officer is performing against those responsibilities, our performance, and the competitive market data applicable to the executive officers’ positions.

In arriving at specific levels of compensation for executive officers, the Board of Directors has relied on:

•	the recommendations of our management;

•	benchmarks provided by generally available compensation surveys; and

•
the experience of the members of our Board of Directors and their knowledge of compensation paid by comparable companies or companies of similar size or generally engaged in the healthcare services business.

We seek an appropriate relationship between executive pay and our corporate performance. Our executive officers are entitled to customary benefits generally available to all of our employees, including group medical, dental and life insurance and a 401(k) plan. We have employment agreements (which include severance arrangements) with three of our key executive officers to provide them with the employment security and severance deemed necessary to retain them.

Components of Executive Compensation

Base salary. Base salaries provide our executive officers with a degree of financial certainty and stability. We seek to provide base salaries sufficient to attract and retain highly qualified executives. Whenever management proposes to enter into a new employment agreement or to renew an existing employment agreement, the Compensation Committee reviews and recommends, and the Board of Directors determines, the base salaries for such persons, including our chief executive officer and our other executive officers. Salaries are also reviewed in the case of executive promotions or other significant changes in responsibilities. In each case, the Compensation Committee and the Board of Directors each take into account competitive salary practices, scope of responsibilities, the results previously achieved by the executive and his or her development potential.

On an individual basis, a base salary increase, where appropriate and as contemplated by the individual's employment agreement, is designed to reward performance consistent with our overall financial performance in the context of competitive practice. Performance reviews, including changes in an executive officer's scope of responsibilities, in combination with general market trends determine individual salary increases. Aside from contractually provided minimum cost of living adjustments, no formulaic base salary increases are provided to the named executive officers.

In addition to complying with the executive compensation policy and to the requirements of applicable employment agreements, compensation for each of the our executive officers for 2008 was based on the executive's performance of his or her duties and responsibilities, our performance, both financial and otherwise, and the success of the executive in managing, developing and executing our business development, sales and marketing, financing and strategic plans, as appropriate. No merit raises or bonuses were approved or recommended for our executive officers for 2008.

Bonus. Executive officers are eligible to receive cash bonuses based on the degree of our achievement of financial and other objectives and the degree of achievement by each such officer of his or her individual objectives. Within such guidelines the amount of any bonus is discretionary.

The primary purpose of our performance incentive awards is to motivate our executives to meet or exceed our company-wide short-term performance objectives. Our cash bonuses are designed to reward management-level employees for their contributions to individual and corporate objectives. Regardless of our performance, the Board of Directors retains the discretion to adjust the amount of our executives’ bonus based upon individual performance or circumstances.

At the beginning of 2008, the management and the Board of Directors established performance objectives for the payment of incentive awards to each of our named executive officers and other senior management employees. Performance objectives were based on corporate objectives established as part of the annual operating plan process. Year end bonus awards were based on attainment of these performance objectives as adjusted to reflect changes in our business and industry throughout the year. Our Compensation Committee recommended and the Board of Directors determined that bonuses in the amounts set forth in the Summary Compensation Table below were appropriate. Each individual's bonus was determined based upon the individual’s attainment of performance objectives pre-established for that participant by the Board of Directors, senior management, or the executive's supervisor. Our management and the Board of Directors established our chief executive officer's performance objectives.

In general, each participant set for himself or herself (subject to his or her supervisor’s review and approval or modification) a number of objectives for 2008 and then received a performance evaluation against those objectives as a part of the year-end compensation review process. The individual objectives varied considerably in detail and subject matter depending on the executive's position. By accounting for individual performance, we were able to differentiate among executives and emphasize the link between individual performance and compensation.

Stock options. Equity participation is a key component of our executive compensation program. Under the incentive compensation plan, we are permitted to grant stock options to our officers, directors, employees and consultants. To date, stock options have been the sole means of providing equity participation to executive officers. Stock options are granted to our executive officers primarily based on the officer's actual and expected contribution to our development. Options are designed to retain our executive officers and motivate them to enhance our stockholder value by aligning their financial interests with those of the our stockholders. Stock options are intended to enable us to attract and retain key personnel and provide an effective incentive for management to create stockholder value over the long term since the option value depends on appreciation in the price of our common stock.

Our employees, including our executive officers, are eligible to participate in the award of stock options under our 2007 Incentive Compensation Plan, as amended. Option grant dates for newly hired or promoted officers and other eligible employees have typically been approved on the first Board of Directors meeting date following the date of employment or in the new position. Employees who have demonstrated outstanding performance during the year may be awarded options during or following the year. Such grants provide an incentive for our executives and other employees to increase our market value, as represented by our market price, as well as serving as a method for motivating and retaining our executives.

In determining to provide long-term incentive awards in the form of stock options, the Board of Directors considered cost and dilution impact, market trends relating to long-term incentive compensation and other relevant factors. The Board of Directors determined that an award of stock options more closely aligns the interests of the recipient with those of our stockholders because the recipient will only realize a return on the option if our stock price increases over the term of the option.

Perquisites and Other Benefits.  We also provide other benefits to our executive officers that are not tied to any formal individual or our performance criteria and are intended to be part of a competitive overall compensation program. For 2008, these benefits were solely comprised of an automobile allowance paid to Dr. Gura. We also offer 401(k) retirement plans and medical plans, for which our executives are generally charged the same rates as all other of our employees.

Chief Executive Officer Compensation

Our Compensation Committee, at least annually, reviews and recommends to the Board of Directors the compensation of Kelly McCrann, our Chairman of the Board of Directors and Chief Executive Officer, in accordance with the terms of his employment agreement, as well as any variations in his compensation the committee feels are warranted. Mr. McCrann, as a member of the Board of Directors, does not participate in and abstains from all discussions and decisions of the Board of Directors with regard to his compensation. The Board of Directors believes that in the highly competitive healthcare industry in which we operate, it is important that Mr. McCrann receive compensation consistent with compensation received by chief executive officers of competitors and companies in similar stages of development. Mr. McCrann was a Board of Directors member and did not receive a bonus in 2008. His base salary for 2008 is currently $325,000, prorated for his October 2, 2008 start date. See section captioned “Employment Agreements and Termination of Employment and Change-in-Control Arrangements” below for a description of the material terms and conditions of Mr. McCrann's employment agreement.

Severance and Change of Control Arrangements

We have entered into change of control employment agreements with certain of our named executive officers, as described in “Employment Agreements.” These agreements provide for severance payments to be made to our named executive officers if their employment is terminated under specified circumstances following a change of control. We also provide benefits to these executive officers upon qualifying terminations. The agreements are designed to retain our named executive officers and provide continuity of management in the event of an actual or threatened change of control and to ensure that our named executive officers’ compensation and benefits expectations would be satisfied in such event.

Internal Revenue Code Limits on Deductibility of Compensation

Section 162(m) generally disallows a Federal income tax deduction to public companies for certain compensation in excess of $1 million paid to a corporation’s chief executive officer or any of its four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Board of Directors is of the opinion that our incentive compensation plan has been structured to qualify the compensation income deemed to be received upon the exercise of stock options granted under the plans as performance-based compensation. The Board of Directors will review with appropriate experts or consultants as necessary the potential effects of Section 162(m) periodically and in the future may decide to structure additional portions of compensation programs in a manner designed to permit unlimited deductibility for federal income tax purposes.

  We are not currently subject to the limitations of Section 162(m) because no executive officers received cash payments during 2008 in excess of $1 million. To the extent that we may be subject to the Section 162(m) limitation in the future, the effect of this limitation on earnings may be mitigated by net operating losses, although the amount of any deduction disallowed under Section 162(m) could increase alternative minimum tax by a portion of such disallowed amount. For information relating to our net operating losses, see the consolidated financial statements included in this Annual Report.

All members of our Compensation Committee qualify as outside directors. The Board of Directors considers the anticipated tax treatment to our company and our executive officers when reviewing executive compensation and our compensation programs. The deductibility of some types of compensation payments can depend upon the timing of an executive's vesting or exercise of previously granted rights. Interpretations of and changes in applicable tax laws and regulations, as well as other factors beyond the Board of Directors’ control, also can affect the deductibility of compensation.

While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of our overall compensation philosophy. The Board of Directors will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive talent. From time to time, the Board of Directors may award compensation to our executive officers which is not fully deductible if it determines that such award is consistent with its philosophy and is in our and our stockholders’ best interests, or as part of initial employment offers, such as grants of nonqualified stock options.

Sections 280G and 4999 of the Code impose certain adverse tax consequences on compensation treated as excess parachute payments. An executive is treated as having received excess parachute payments for purposes of Sections 280G and 4999 if he or she receives compensatory payments or benefits that are contingent on a change in the ownership or control of a corporation, and the aggregate amount of such contingent compensatory payments and benefits equal or exceeds three times the executive's base amount. If the executive's aggregate contingent compensatory payments and benefits equal or exceed three times the executive's base amount, the portion of the payments and benefits in excess of one times the base amount are treated as excess parachute payments. Treasury Regulations define the events that constitute a change in ownership or control of a corporation for purposes of Sections 280G and 4999 and the executives subject to Sections 280G and 4999.

An executive's base amount generally is determined by averaging the executive's Form W-2 taxable compensation from the corporation and its subsidiaries for the five calendar years preceding the calendar year in which the change in ownership or control occurs. An executive's excess parachute payments are subject to a 20% excise tax under Section 4999, in addition to any applicable federal income and employment taxes. Also, the corporation's compensation deduction in respect of the executive's excess parachute payments is disallowed under Section 280G. If we were to be subject to a change of control, certain amounts received by our executives (for example, amounts attributable to the accelerated vesting of stock options) could be excess parachute payments under Sections 280G and 4999. We provide our chief executive officer with tax gross up payments in event of a change of control.

Section 409A of the Code imposes distribution requirements on nonqualified deferred compensation plans and arrangements. If a nonqualified deferred compensation plan or arrangement fails to comply with Section 409A of the Code, an executive participating in such plan or arrangement will be subject to adverse tax consequences (including an additional 20% income tax on amounts deferred under the plan or arrangement). Our nonqualified deferred compensation plans and arrangements for our executive officers are intended to comply with Section 409A of the Code, or to be exempt from the requirements of Section 409A of the Code.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation received by our named executive officers during the fiscal years ended December 31, 2008 and 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kelly J. McCrann,	2008	80,000	—	—	17,411	—	—	—		97,411
Chairman & CEO (2)
Robert Weinstein,	2008	286,500	—	—	449,346	—	—	—		735,846
CFO & Secretary	2007	100,128	21,400	—	175,564	—	—	—		297,092
Victor Gura,	2008	437,600	—	—	858,246	—	—	18,000	(3)	1,313,846
Chief Medical &	2007	455,000	—	—	855,901	—	—	19,500	(3)	1,330,401
Scientific Officer
Daniel S. Goldberger,	2008	—	—	—	—	—	—	152,500	(5)	152,500
Former President,	2007	219,898	—	—	238,457	—	—	—		458,355
COO & Interim CEO (4)

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal years 2008 and 2007 in accordance with SFAS 123(R), and includes amounts from awards granted in and prior to 2008 and 2007. Additional information concerning the Company’s accounting for stock awards may be found in Note 17, “Stock Options and Warrants” to our financial statements filed as part of this Annual Report.

(2)	Mr. McCrann was appointed as the Chairman of the Board of Directors and our CEO on October 2, 2008.
(3)	Represents auto allowance that Dr. Gura received in the respective fiscal year pursuant to his employment agreement ..
(4)	Mr. Goldberger resigned as our President and COO on August 10, 2007. Mr. Goldberger also served as our interim CEO from January to October 2008 and was paid as an independent consultant.
(5)
Represents compensation that Mr. Goldberger received pursuant to his consulting agreement as an independent consultant while serving as our interim CEO from January to October 2008 and providing consulting services thereafter until December 31, 2008.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2008

The following table presents information regarding grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2008.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number	All Other Option Awards Number of	Exercise	Grant Date Fair Value of
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	of Shares of Stock or Units (#)	Securities Under- lying Option (#)	or Base Price of Option Awards ($/Sh)	Stock and Option Awards ($)(1)
Kelly J. McCrann,
Chairman & CEO	10/02/08	—	—	—	—	—	—	—	700,000	1.50	282,646

(1)	Represents the total grant date fair value determined for financial statement reporting purposes in accordance with SFAS 123(R) for awards granted in 2008.

OUTSTANDING EQUITY AWARDS AT LAST FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2008:

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kelly J. McCrann, Chairman of the Board & CEO	—	700,000	—	1.50	10/02/18
Robert Weinstein, CFO & Secretary	75,000	225,000	—	7.00	08/10/17
Victor Gura, Chief Medical & Scientific Officer	250,000	250,000	—	5.00	11/14/16
Daniel S. Goldberger, Former President, COO & Interim CEO (1)	—	—	—	—	—

(1)
Mr. Goldberger resigned as our President and COO on August 10, 2007. From January to October 2008, Mr. Goldberger served as our interim CEO. Mr. Goldberger also resigned from his position as a member of the Board of Directors in October 2008. On September 8, 2008, Mr. Goldberger voluntarily forfeited his remaining 200,000 options.

  OPTIONS EXERCISES AND STOCK VESTED IN 2008

No options were exercised during the fiscal year ended December 31, 2008. During the fiscal year ended December 31, 2008, an aggregate of 1,544,721 shares of our common stock underlying our outstanding options, warrants, stock awards, restricted stock unit awards and similar instruments vested. We granted options to purchase an aggregate of 905,000 shares of our common stock and options to purchase an aggregate of 825,000 shares of our common stock were forfeited by the departed employees and consultants whose services were terminated during the fiscal year ended December 31, 2008.

PENSION BENEFITS

We did not have a defined benefit pension plan or a defined contribution plan and the named executive officers received no benefits under any retirement plan during the year ended December 31, 2008.

NON-QUALIFIED DEFERRED COMPENSATION

We had no deferred compensation plans during the year ended December 31, 2008.

Employment Agreements and Termination of Employment and Change-in-Control Arrangements

The employment agreements for Dr. Victor Gura, Kelly McCrann, and Robert Weinstein were in effect during the year ended December 31, 2008, with only Dr. Gura’s and Mr. Weinstein’s employment agreements in effect during the year ended December 31, 2007.

Chief Executive Officer - On October 6, 2008, we entered into an employment agreement with Kelly J. McCrann, effective October 2, 2008, for a term of two years at an initial annual base salary of $325,000. Mr. McCrann is eligible to receive discretionary bonuses based on achieving designated individual goals and milestones, overall performance and profitability. Additionally, Mr. McCrann was granted 700,000 stock options as an exercise price of $1.50 per share under our 2007 Incentive Compensation Plan, which vests 25% on each of the first, second, third and fourth anniversaries of the grant date, with anti-dilution protections. He will be included in our medical, dental, disability and life insurance, pensions and retirement plans, and other benefit plans and programs. If Mr. McCrann is terminated without good reason or resigns for good reason, as defined in his employment agreement, we will be obligated to pay Mr. McCrann twelve month's base salary (at the rate in effect at the time of termination).

Chief Financial Officer - On August 10, 2007, Robert Weinstein entered into an employment agreement with Operations with an initial term of three years, with automatic one year renewals, which agreement has been assumed by us. His initial base salary was $275,000. Mr. Weinstein will be entitled to receive an annual bonus at the discretion of the Board of Directors based on performance goals and targeted at 50% of his annual salary. In addition to any perquisites and other fringe benefits provided to other executives, Mr. Weinstein received options to purchase 300,000 shares of common stock under the Operations 2006 Incentive Compensation Plan at an exercise price of $7.00 per share and vesting at a rate of 25% per year, which options have been assumed under our 2007 Incentive Compensation Plan. In the event Mr. Weinstein is terminated by us without good cause or he resigns for good reason, as such terms are defined in his employment agreement, we will be obligated to pay Mr. Weinstein in a lump sum an amount equal to 12 months salary (at the rate in effect at the time of termination) and benefits.

Chief Medical and Scientific Officer - On November 30, 2006, Victor Gura, M.D. entered into an employment agreement with Operations for a term of four years, which agreement has been assumed by us. In October 2007, Dr. Gura became our Chief Medical and Scientific Officer, which position he has held with Operations since December 2006. Dr. Gura was a member of our Board of Directors from October 2007 and until October 2008, and was appointed as a member of the board of directors of Operations in October 2006. His initial annual base salary was $420,000. Dr. Gura is eligible to receive discretionary bonuses on an annual basis targeted at 50% of his annual salary. Additionally, Dr. Gura was granted 500,000 stock options at an exercise price of $5 per share under the Operations 2006 Incentive Compensation Plan. These options, which were assumed under our 2007 Incentive Compensation Plan, will vest 25% on each of the first, second, third, and fourth anniversaries of the original grant date and expire November 14, 2011. He will also be granted options to purchase an additional 500,000 shares of our common stock upon FDA approval of our first product. Dr. Gura is eligible to receive reimbursement of reasonable and customary relocation expenses as well as health, medical, dental insurance coverage and insurance for accidental death and disability. In the event he is terminated by us without good cause or if he resigns for good reason, as such terms as are defined in his employment agreement, we will be obligated to pay Dr. Gura in a lump sum an amount equal to two year’s salary (at the rate in effect at the time of termination) plus 200% of the targeted bonus for the year in which termination occurs. In addition all stock options granted to Dr. Gura will vest immediately.

Dr. Gura’s agreement provides for medical insurance and disability benefits, severance pay if his employment is terminated by us without cause or due to change in our control before the expiration of the agreement, and allows for bonus compensation and stock option grants as determined by our Board of Directors. Dr. Gura’s employment agreement also contains a restrictive covenant preventing competition with us and the use of confidential business information, except in connection with the performance of his duties for us, for a period of two years following the termination of his employment with us.

Confidentiality Agreements

Each of our employees is required to enter into a confidentiality agreement. These agreements provide that for so long as the employee works for us, and after the employee’s termination for any reason, the employee may not disclose in any way any of our proprietary confidential information.

Limitation on Liability and Indemnification Matters

Our certificate of incorporation and amended and restated bylaws limit the liability of directors and executive officers to the maximum extent permitted by Delaware law. The limitation on our directors’ and executive officers’ liability may not apply to liabilities arising under the federal securities laws. Our certificate of incorporation and amended and restated bylaws provide that we shall indemnify our directors and executive officers and may indemnify our other officers and employees and other agents to the fullest extent permitted by law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and executive officers pursuant to our certificate of incorporation and amended and restated bylaws, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

COMPENSATION OF DIRECTORS

Compensation. Some of our directors have been granted stock options to purchase shares of our common stock. Our directors also receive cash compensation for their services as directors. All members of the Board of Directors receive reimbursement for actual travel-related expenses incurred in connection with their attendance at meetings of the Board of Directors or its committees.

Options. Directors are eligible to receive options under our 2007 Incentive Compensation Plan.

The following table provides information regarding compensation that was paid to the individuals who served as our directors during the year ended December 31, 2008. Except as set forth in the table, directors did not earn nor receive cash compensation or compensation in the form of stock awards, stock option awards or any other form.

The following table reflects the compensation of our directors for our fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($) (1)(7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terren S. Peizer	281,250	(2)	—	822,582	—	—	—	1,103,832
Kelly J. McCrann	—		—	120,960	—	—	—	120,960
Hans-Dietrich Polaschegg	60,000	(3)	—	—	—	—	—	60,000
Jay A. Wolf	—		—	120,818	—	—	—	120,818
Daniel Goldberger (4)	—		—	—	—	—	—	—
Dr. Victor Gura (5)	—		—	—	—	—	—	—
Marc G. Cummins (6)	—		—	—	—	—	—	—

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2008 in accordance with SFAS 123(R), and includes amounts from awards granted in and prior to 2008.

(2)
Represents compensation that Mr. Peizer received for his services as Executive Chairman. Mr. Peizer was paid pursuant to his Executive Chairman Agreement and as an independent consultant. Mr. Peizer served as our Executive Chairman until October 2008.

(3)
Represents compensation that Dr. Polaschegg received for his research and development consulting services. Dr. Polaschegg was compensated in accordance with his month to month consulting agreement and paid as an independent consultant.

(4)
On October 6, 2008, Mr. Goldberger resigned as our interim CEO, and on October 7, 2008, Mr. Goldberger resigned as a member of the Board. Other than the options granted to him, which he voluntarily forfeited on September 8, 2008, Mr. Goldberger did not receive any other compensation for his services as director.

(5)	On October 7, 2008, Dr. Gura resigned as a member of our Board of Directors. Dr. Gura did not receive any compensation or options for his services as a director.

(6)	Mr. Cummins resigned as a member of our Board of Directors effective March 6, 2009.

(7)
The aggregate number of option awards outstanding as of December 31, 2008 for each of our directors serving in such capacity on such date are as follows: Mr. Peizer’s - 280,000 stock options which were vested and exercisable within 60 days of March 23, 2009 and 420,000 stock options which were unvested and unexercisable of such date, Mr. McCrann - 20,000 stock options which were vested and exercisable within 60 days of March 23, 2009 and 780,000 stock options which were unvested and unexercisable of such date, Dr. Polaschegg - 0, Mr. Wolf - 40,000 stock options which were vested and exercisable within 60 days of March 23, 2009 and 60,000 stock options which were unvested and unexercisable of such date, Mr. Goldberger - 0, Dr. Gura - 250,000 stock options which were vested and exercisable within 60 days of March 23, 2009 and 250,000 stock options which were unvested and unexercisable of such date, and Mr. Cummins - 0.

Compensation Committee Interlocks and Insider Participation

Not required for smaller reporting companies.

Compensation Committee Report

Not required for smaller reporting companies.

Item 12.                 Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of common stock beneficially owned as of March 23, 2009 by: (i) each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) our chief executive officer and the two most highly compensated executive officers other than the chief executive officer, who were serving as executive officers at the end of our last fiscal year (collectively, the “named executive officers”) and other executive officers named in the Summary Compensation Table set forth in the “Executive Compensation” section, and (iv) all such directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Title of Class of Shares Owned	Amount and Nature of Beneficial Ownership	Percent of Class
Terren S. Peizer (2)	common stock	6,512,596	43.3%
Jay A. Wolf (3)	common stock	397,143	2.7%
Victor Gura (4)	common stock	250,000	1.7%
Kelly J. McCrann (5)	common stock	120,000	*
Robert Weinstein (6)	common stock	95,000	*
Hans-Dietrich Polaschegg	common stock	—	—
Marc G. Cummins (7)(8)	common stock	1,557,158	10.6%
All directors and named executive officers as a group (7 persons)	common stock	8,931,897	58.9%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise indicated, the address of all of the above named persons is c/o Xcorporeal, Inc., 12121 Wilshire Blvd., Suite 350, Los Angeles, California 90025.

(2)
Includes 6,232,596 shares held of record by Consolidated National, LLC, of which Mr. Peizer is the sole managing member and beneficial owner. As of December 31, 2008, shares of our common stock underlying 280,000 stock options granted to Mr. Peizer’s were vested and exercisable within 60 days of March 23, 2009.

(3)
Includes 357,143 shares held of record by Trinad Capital Master Fund Ltd. (the “Master Fund”), that may be deemed to be beneficially owned by Trinad Management, LLC, the investment manager of the Master Fund and Trinad Capital LP; a controlling stockholder of the Master Fund; Trinad Advisors GP, LLC, the general partner of Trinad Capital LP; and Jay Wolf a director of the issuer and a managing director of Trinad Management, LLC and a managing director of Trinad Advisors GP, LLC. Mr. Wolf disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Also includes 40,000 shares of our common stock underlying stock options issued to Mr. Wolf’s which were vested and exercisable within 60 days of March 23, 2009.

(4)	Represents shares of our common stock underlying 250,000 stock option granted to Dr. Gura which were vested and exercisable within 60 days of March 23, 2009.

(5)	Includes shares of our common stock underlying 20,000 stock options granted to Mr. McCrann which were vested and exercisable within 60 days of March 23, 2009.

(6)	Includes shares of our common stock underlying 75,000 stock options granted to Mr. Weinstein which were vested and exercisable within 60 days of March 23, 2009.

(7)	Mr. Cummins resigned as a member of our Board of Directors effective March 6, 2009.

(8)
Represents shares held of record by Prime Logic Capital, LLC, CPS Opportunities, and GPC LXI, LLC. Mr. Cummins is a Managing Partner of Prime Capital, LLC. He disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Excludes warrants to purchase 150,000 shares held by OGT, LLC, an affiliate of Prime Logic, over which Mr. Cummins disclaims beneficial ownership except to the extent of his pecuniary interest therein.

Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable, convertible or exchangeable within such 60 day period, have been so exercised, converted or exchanged.

Item 13.                        Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

Related-party transactions have the potential to create actual or perceived conflicts of interest between our company and our directors and executive officers or their immediate family members. The Board reviews such matters as they pertain to related-party transactions as defined by Item 404(b) of the SEC’s Regulation S-K. In deciding whether to continue to allow these related-party transactions involving a director, executive officer, or their immediate family members, the Board considered, among other factors:

•	information about the services proposed to be or being provided by or to the related party or the nature of the transactions;

•	the nature of the transactions and the costs to be incurred by our company or payments to us;

•	an analysis of the costs and benefits associated with the transaction and a comparison of comparable or alternative services that are available to us from unrelated parties;

•	the business advantage that we would gain by engaging in the transaction; and

•	an analysis of the significance of the transaction to our company and to the related party.

The Board determined that the related party transactions disclosed herein are on terms that are fair and reasonable to us, and which are as favorable to our company as would be available from non-related entities in comparable transactions. The Board believes that there is a business interest to our company in supporting the transactions and the transactions meet the same standards that we apply to comparable transactions with unaffiliated entities. Although the aforementioned controls are not written, each determination was made by the Board and reflected in its minutes.

Below are the transactions that occurred since the beginning of the fiscal year 2008, or any currently proposed transactions, in which, to our knowledge, we were or are a party, in which the amount involved exceeded $120,000, and in which any of our directors, director nominees, executive officers, holders of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

In connection with the contribution of the assets to our company, on August 31, 2006 we issued to CNL, of which Terren Peizer, our former Executive Chairman and current member of the Board, who beneficially owns 43.3% of our outstanding common stock, is the sole managing member and beneficial owner, an aggregate of 9,600,000 shares of common stock of which 6,232,596 shares are still held by CNL.  Mr. Peizer served until October 2008 as our Executive Chairman pursuant to his Executive Chairman Agreement dated August 10, 2007. In consideration of his services, commencing July 1, 2007, we paid Mr. Peizer base compensation of $450,000 per annum with a signing bonus of $225,000. From January 1, 2008 through October 2008, Mr. Peizer received $281,250 for his services under the agreement. Mr. Peizer voluntarily resigned from his position as Executive Chairman in October 2008 and remains a member of our Board of Directors.

Dr. Gura, our Chief Medical and Scientific Officer, owns 15,497,250 shares of common stock of NQCI (or approximately 20.9% of NQCI’s common stock outstanding as of January 31, 2009) with whom we entered into the License Agreement. Such shares include 800,000 shares owned by Medipace Medical Group, Inc., an affiliate of Dr. Gura (or approximately 1.1% of NQCI’s common stock outstanding as of January 31, 2009), and 250,000 shares subject to warrants held by Dr. Gura which are currently exercisable (or approximately 0.3% of NQCI’s common stock outstanding as of January 31, 2009).

Pursuant to a consulting agreement effective December 1, 2007, Daniel S. Goldberger, a former member of our Board of Directors, provided consulting services as our interim Chief Executive Officer. In consideration of the services, we paid Mr. Goldberger $15,000 per month during the first two months and $12,500 per month thereafter during the term of the consulting agreement. From the date of his consulting agreement through September 30, 2008, Mr. Goldberger was compensated $130,000 for his services. Mr. Goldberger resigned as interim Chief Executive Officer on October 6, 2008, and as a director on October 7, 2008, and remained as a strategic consultant to our company through the end of 2008. Mr. Goldberger received an additional $22,500 in compensation for such services.

Dr. Gura maintains an office located in Beverly Hills, California. Pursuant to a reimbursement agreement effective January 29, 2008, we reimburse 50% of the rental and 50% of his monthly parking. The term of the agreement commenced on April 23, 2007, the date of the office lease agreement, and continue until the date on which he ceases to use the remote office to perform his duties as our Chief Medical and Scientific Officer. From commencement through December 31, 2008, we reimbursed our Chief Medical and Scientific Officer $1,710 and $37,988 for 50% of the monthly parking and rental, respectively.

Director Independence

After review of all of the relevant transactions or relationships of each director and his family members, our Board of Directors has determined that Messrs. Cummins, Polaschegg and Wolf are “independent” as that term is defined under the applicable NYSE Amex standards, including that each such director is free of any relationship that would interfere with his individual exercise of independent judgment. Each of the members of our Audit Committee, Compensation Committee and Nominating Committee were determined by the Board of Directors to be independent under applicable NYSE Amex standards.

As a result of Mr. Cummins’ resignation from his position of a member of our Board of Directors effective March 6, 2009, we are no longer in compliance with Section 803(A)(1) of the Amex Company Guide because a majority of the members of our Board of Directors are not independent directors.

Item 14.                        Principal Accounting Fees and Services.

BDO Seidman served as the independent registered public accounting firm for Operations, and as of the effective date of the merger between us and pre-merger Xcorporeal, Inc., BDO Seidman has served as our independent registered public accounting firm.

Audit Fees

Total fees for professional services rendered by our principal accountant for the audit and review of our financial statements included in our Form 10-Q/10-QSBs and Form 10-K/10-KSBs, and services provided in connection with our other SEC filings for the years ended December 31, 2007 and 2008 were $303,155 and $202,174, respectively.

Audit-Related Fees

Audit-related fees are for accounting technical consultations and totaled $0 in 2008 and $24,000 in 2007.

Tax Fees

We paid no fees for professional services with respect to tax compliance, tax advice, or tax planning to our auditor in 2007 or 2008.

All Other Fees

Our principal accountant did not bill us any other fees during 2007 or 2008.

Audit committee’s pre-approval policies and procedures

Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by BDO Seidman, LLP are pre-approved by our Audit Committee before the engagement of the auditors for such services. Our pre-approval policy expressly provides for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by our Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	The Following documents are filed as a part of this report:

1.	Financial Statements

Our financial statements are as set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The auditors’ report with respect to the above-listed financial statement schedule appears on page 30 of this Annual Report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required or the required information is included in the financial statements.

3.	Exhibits required by Item 601 of Regulation S-K

The exhibits listed in the Exhibit Index, which appears immediately following the signature page of this report and is incorporated herein by reference, are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

XCORPOREAL, INC.

Date: March 31, 2009                                                                                By:  /s/ Kelly J. McCrann
Kelly J. McCrann
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2009                                                                                By:  /s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kelly J. McCrann and Robert Weinstein, or either of them, his or her attorneys-in-fact, for such  person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title(s)	Date

/s/ Kelly J. McCrann	Chairman of the Board of Directors	March 31, 2009
Kelly J. McCrann

/s/ Terren S. Peizer	Director	March 31, 2009
Terren S. Peizer

/s/ Hans-Dietrich Polaschegg, Ph.D.	Director	March 31, 2009
Hans-Dietrich Polaschegg, Ph.D.

/s/ Jay A. Wolf	Director	March 31, 2009
Jay A. Wolf

EXHIBIT INDEX

No.	Description
2.1	Merger Agreement, dated as of September 1, 2006, by and among Xcorporeal, Inc., NQCI Acquisition Corporation and National Quality Care, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of Xcorporeal, Inc. (1)
3.2	Amended and Restated Bylaws of Xcorporeal, Inc. (1)
4.1	Specimen of Common Stock certificate (1)
10.1†	Form of Indemnification Agreement for directors (1)
10.2†	Xcorporeal, Inc. 2007 Incentive Compensation Plan (1)
10.3	License Agreement, dated as of September 1, 2006 (1)
10.4†	Contribution Agreement, dated as of August 31, 2006 (1)
10.5†	Employment Agreement, dated as of November 30, 2006, between Xcorporeal, Inc. and Victor Gura, M.D. (1)
10.6	Form of Innovation, Proprietary Information and Confidentiality Agreement (1)
10.7†	Executive Chairman Agreement, dated as of August 10, 2007, between Xcorporeal, Inc. and Terren S. Peizer (1)
10.8†	Employment Agreement of Robert Weinstein (1)
10.9†	Consulting Agreement, dated as of October 1, 2007, between Xcorporeal, Inc. and Hans-Dietrich Polaschegg (1)
10.10	Services Agreement, dated as of March 22, 2007, between Xcorporeal, Inc. and Aubrey Group, Inc. (1)
10.11†	Employment Agreement, dated as of November 30, 2006, between Xcorporeal, Inc. and Kelly J. McCrann. (2)
10.12†	Services Agreement, dated as of January 24, 2008, between Xcorporeal, Inc. and Daniel S. Goldberger (3)
10.13	Lease for Operating Facility, dated as of October 6, 2008, between Xcorporeal, Inc. and Olen Commercial Realty Corp. (4)
14.1	Code of Ethics (1)
21.1	Subsidiaries of Xcorporeal, Inc.*
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Rule 13a-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a) Certification of Chief Financial Officer *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
____________

* Filed herewith.
† Management contracts, compensatory plans or arrangements.

(1) Incorporated by reference to exhibit of the same number to our Quarterly Report on Form 10-Q filed November 13, 2007.

(2) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 8, 2008.

(3) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 25, 2008.

(4) Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 19, 2008.