Form 10-Q
period 2009-03-31
Xcorporeal, Inc.
filed 2009-05-15
CIK 752789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to____________________

Commission file number 001-33874

XCORPOREAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2242792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12121 Wilshire Blvd., Suite 350, Los Angeles, California 90025
(Address of principal executive offices) (Zip Code)

(310) 923-9990
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2009
Common Stock, $0.0001 par value	14,754,687 shares

INDEX

PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008	2

Statements of Operations (unaudited) for the three months ended March 31, 2009 and March 31, 2008 and the period from inception (May 4, 2001) to March 31, 2009	3

Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and March 31, 2008 and the period from inception (May 4, 2001) to March 31, 2009	4

Statement of Stockholders Equity (Deficit) for the three months ended March 31, 2009 and the period from inception (May 4, 2001) to March 31, 2009 (unaudited)	5

Notes to the Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION	21

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	23

Signatures	24

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

XCORPOREAL, INC.
(a Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current
Cash and cash equivalents	$44,774	$407,585
Marketable securities, at fair value	1,306,654	2,955,714
Restricted cash	304,169	301,675
Prepaid expenses and other current assets	234,017	260,024
Tenant improvement allowance receivable	88,865	87,658
Total Current Assets	1,978,479	4,012,656

Property and equipment, net	309,076	337,554

Other assets	848	863

Total Assets	$2,288,403	$4,351,073

LIABILITIES
Current
Accounts payable	$825,777	$789,827
Accrued legal fees and licensing expense	1,871,430	2,873,396
Accrued royalties	645,833	583,333
Accrued professional fees	415,591	211,820
Accrued compensation	109,528	149,664
Accrued other liabilities	53,269	54,429
Payroll liabilities	608	7,448
Deferred rent	192,173	148,651
Total Current Liabilities	4,114,209	4,818,568

Shares issuable	-	1,569,100

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.0001 par value, 40,000,000 shares authorized, 14,754,687 and 14,754,687 issued and outstanding on March 31, 2009 and December 31, 2008, respectively	1,475	1,475
Additional paid-in capital	42,934,642	42,547,023
Deficit accumulated during the development stage	(44,761,923)	(44,585,093)
Total Stockholders' Deficit	(1,825,806)	(2,036,595)
Total Liabilities & Stockholders' Deficit	$2,288,403	$4,351,073

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			May 4, 2001 (Date
	Three Months Ended		of Inception) to
	March 31,		March 31,
	2009	2008	2009

Operating Expenses:
Selling, general and administrative	$1,506,896	$3,749,639	$24,911,407
Research and development	1,217,229	2,732,492	30,560,546
Other expenses	-	-	1,871,430
Depreciation and amortization	30,849	22,508	167,834

Loss before other income, income taxes, and other expenses	(2,754,974)	(6,504,639)	(57,511,217)

Reduction of liabilities due to arbitrators ruling	1,001,966	-	1,001,966
Interest and other income	7,907	155,874	1,598,386
Change in and reduction of shares issuable	1,569,100	-	10,153,000

Loss before income taxes and other expenses	(176,001)	(6,348,765)	(44,757,865)

Income taxes	829	1,600	4,058

Net loss	$(176,830)	$(6,350,365)	$(44,761,923)

Basic and diluted loss per share	$(0.01)	$(0.44)

Weighted average number of shares outstanding	14,754,687	14,383,461

See accompanying notes to interim financial statements.

  XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			May 4, 2001 (Date
	Three Months Ended		of Inception) to
	March 31,		March 31,
	2009	2008	2009
Cash flows used in operating activities
Net loss for the period	$(176,830)	$(6,350,365)	$(44,761,923)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Directors, officers, employees stock based compensation	385,848	1,121,118	9,075,624
Consultants stock based compensation	1,771	75,489	5,172,997
Common stock issuance for consulting services rendered	-	722,000	912,000
Increase in shares issuable	-	-	10,153,000
Mark to market of shares issuable	(1,569,100)	-	(10,153,000)
Depreciation	30,835	22,493	167,682
Net change in assets and liabilities:
Increase in Receivables	(1,207)		(88,865)
Decrease (increase) in prepaid expenses and other current assets	26,007	(72,129)	(234,017)
Decrease (increase) in other assets	15	15	(848)
(Decrease) increase in accounts payable and accrued liabilities	(747,881)	1,009,962	3,884,665
Increase in deferred rent	43,522	-	192,173
Net cash used in operating activities	(2,007,020)	(3,471,417)	(25,680,512)

Cash flows from investing activities
Capital expenditures	(2,357)	(64,974)	(476,759)
Restricted cash	(2,494)	73	(304,169)
Purchase of marketable securities	(22,044,286)	(8,598,102)	(55,642,388)
Sale of marketable securities	23,693,346	12,047,860	54,335,734
Net cash provided by (used in) investing activities	1,644,209	3,384,857	(2,087,582)

Cash flows from financing activities
Capital stock issued	-	-	27,549,748
Advances from related party	-	-	64,620
Additional proceeds from the sale of common stock in 2006	-	-	198,500
Net cash provided by financing activities	-	-	27,812,868

(Decrease) increase in cash during the period	(362,811)	(86,560)	44,774
Cash at beginning of the period	407,585	106,495	-
Cash at end of the period	$44,774	$19,935	$44,774

Supplemental disclosure of cash flow information; cash paid for:
Interest	$-	$-	$-
Income taxes	$829	$1,600	$4,058

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period May 4, 2001 (Inception) to March 31, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Common stock issued for cash at $0.01 per share	2,500,000	$250	$24,750		$25,000
Net Loss for the year ended December 31, 2001				$(40,255)	(40,255)
Balance as of December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)
Common stock issued for cash at $0.05 per share	1,320,000	132	65,868		66,000
Net Loss for the year ended December 31, 2002				(31,249)	(31,249)
Balance as of December 31, 2002	3,820,000	382	90,618	(71,504)	19,496
Net Loss for the year ended December 31, 2003				(12,962)	(12,962)
Balance as of December 31, 2003	3,820,000	382	90,618	(84,466)	6,534
Net Loss for the year ended December 31, 2004				(23,338)	(23,338)
Balance as of December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)
Net Loss for the year ended December 31, 2005				(35,753)	(35,753)
Balance as of December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)
Common stock issued for license rights at $0.0001 per share	9,600,000	960	40		1,000
Capital stock cancelled	(3,420,000)	(342)	342		-
Warrants granted for consulting fees			2,162,611		2,162,611
Forgiveness of related party debt			64,620		64,620
Common stock issued for cash at $7.00, net of placement fees of $2,058,024	4,200,050	420	27,341,928		27,342,348
Consultants stock-based compensation expense			88,122		88,122
Directors, officers, employees stock based compensation expense			176,129		176,129
Net loss for the period				(4,380,212)	(4,380,212)
Balance as of December 31, 2006	14,200,050	1,420	29,924,410	(4,523,769)	25,402,061
Capital stock cancelled	(200,000)	(20)	20		-
Common stock issued pursuant to consulting agreement at $4.90 per share	20,000	2	97,998		98,000
Recapitalization pursuant to merger	352,422	35	(37,406)		(37,371)
Consultants stock-based compensation expense			2,917,309		2,917,309
Directors, officers, employees stock based compensation expense			3,721,485		3,721,485
Additional proceeds from the sale of common stock in 2006			198,500		198,500
Net loss for the period				(17,074,051)	(17,074,051)
Balance as of December 31, 2007	14,372,472	1,437	36,822,316	(21,597,820)	15,225,933
Common stock issued as compensation for consulting services at $3.61 per share	200,000	20	721,980		722,000
Common stock issued as compensation for consulting services at $3.80 per share	20,000	2	75,998		76,000
Cashless exercise of warrants	112,215	11	(11)		-
Common stock issued as compensation for consulting services at $0.32 per share	50,000	5	15,995		16,000

Reversal of liability from the sale of common stock in 2006			115,400		115,400
Consultants stock-based compensation expense			91,306		91,306
Directors, officers, employees stock based compensation expense			4,704,039		4,704,039
Net loss for the period				(22,987,273)	(22,987,273)
Balance as of December 31, 2008	14,754,687	1,475	42,547,023	(44,585,093)	(2,036,595)
Consultants stock-based compensation expense			1,771		1,771
Directors, officers, employees stock based compensation expense			385,848		385,848
Net loss for the period				(176,830)	(176,830)
Balance as of March 31, 2009	14,754,687	$1,475	$42,934,642	$(44,761,923)	$(1,825,806)

 See accompanying notes to interim financial statements.

 XCORPOREAL, INC.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 1 - Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes normal and recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the interim period presented.

The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

Note 2 – Nature of Operations and Going Concern Uncertainty

On October 12, 2007, pursuant to a merger agreement with Xcorporeal, Inc. (hereinafter referred to as “Operations”), our wholly-owned subsidiary, merged with and into Operations, which became our wholly-owned subsidiary and changed its name to “Xcorporeal Operations, Inc.” In connection with the merger, we changed our name from CT Holdings Enterprises, Inc. (“CTHE”), to “Xcorporeal, Inc.” In this merger, CTHE was considered to be the legal acquirer and Xcorporeal to be the accounting acquirer. As the former shareholders of Operations owned over 97% of the outstanding voting common stock of CTHE immediately after the merger and CTHE was a public shell company, for accounting purposes Operations was considered the accounting acquirer and the transaction was considered to be a recapitalization of Operations. As a result of the merger, we transitioned to a development stage company focused on researching, developing, and commercializing technology and products related to the treatment of kidney failure.

We expect to incur negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our current liabilities and other obligations as they become due and payable. Accordingly, we will need to seek to obtain additional debt or equity financing through a public or private placement of shares of our preferred or common stock or through a public or private financing. Our ability to meet such obligations will depend on our ability to sell securities, borrow funds, reduce operating costs, or some combination thereof. We may not be successful in obtaining necessary financing on acceptable terms, if at all. As of March 31, 2009, we had negative working capital of $2,135,730, accumulated deficit of $44,761,923 and total stockholders’ deficit of $1,825,806. Cash used in operations for the three months ended March 31, 2009 was $2,007,020. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern. The financial statements filed as part of this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

Upon receipt of approximately $27.3 million raised through a private placement of our common stock which was completed in the fourth quarter of 2006, we strategically began our operating activities and research and development efforts which resulted in a net loss of $23.0 million in 2008 and $0.2 million in the three months ended March 31, 2009, including a reduction in arbitration liabilities of approximately $1.0 million and change in and reduction of shares issuable of $1.6 million as a result of the Partial Final Award issued in the arbitration proceeding with NQCI discussed in Note 4, “Legal Proceedings” below. Both the $1.0 million and $1.6 million were non-cash items. In addition, we invested $25.0 million in high grade money market funds and marketable securities in the first quarter of 2007 and since then, we sold $23.7 million of these investments leaving a balance of $1.3 million as of March 31, 2009.

We are a medical device company developing an innovative extra-corporeal platform technology to be used in devices to replace the function of various human organs. We hope that the platform will lead to three initial products: (i) a Portable Artificial Kidney (PAK) for hospital Renal Replacement Therapy, (ii) a PAK for home hemodialysis and (iii) a Wearable Artificial Kidney (WAK) for continuous ambulatory hemodialysis. Our rights to the WAK derive in part from the License Agreement between Operations and National Quality Care, Inc. (NQCI), dated as of September 1, 2006 (License Agreement), pursuant to which we obtained a perpetual exclusive license in the Technology. See Note 4, “Legal Proceedings” below.

We have focused much of our efforts on development of the PAK, which has not been derived from the technology covered by the License Agreement. Through our research and development efforts, we have completed functional prototypes of our hospital and home PAKs that we plan to commercialize after 510(k) notification clearance from the Food and Drug Administration (FDA) which we plan to seek in the future. Prior to the 510(k) submission to the FDA for clinical use under direct medical supervision, the units will undergo final verification and validation. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We hope to begin to shift out of the development and build phase of the prototype equipment and into product phase, which should help us to reduce the related spending on research and development costs as well as consulting and material costs. See Note 15, “Product Development Agreement” below. With this transition, we hope to shift available resources towards verification and validation of our devices along with developing a marketing plan for the PAK.

In addition, we have used some of our resources for the development of the WAK of which we have demonstrated a feasibility prototype. Commercialization of the WAK will require development of a functional prototype and likely a full pre-market approval by the FDA, which could take several years. Once the results of the arbitration proceeding described in Note 4, “Legal Proceedings” are final, we will determine whether to devote available resources to the development of the WAK.

Because neither the PAK nor the WAK is yet at a stage where it can be marketed commercially, we are not able to predict the portion of our future business which will be derived from each.

Note 3 – Development Stage Company

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

Note 4 – Legal Proceedings

On December 1, 2006, Operations initiated the arbitration proceeding (Proceeding) against NQCI for its breach of the License Agreement. On April 13, 2009, the arbitrator (Arbitrator) issued a Partial Final Award (Partial Final Award) which resolved the remaining issues that were pending for decision in the Proceeding. The Partial Final Award adopted one of the proposals submitted to the Arbitrator by us and provides that we and Operations shall have a perpetual exclusive license (Perpetual License) in the Technology (as defined in the Merger Agreement, dated as of September 1, 2006 (Merger Agreement), among the Company, Operations and NQCI and the License Agreement) primarily related to the WAK and any other Technology contemplated to be transferred under the Technology Transaction (as defined in the Merger Agreement). Under the terms of the Partial Final Award, in consideration of the Perpetual License to us, NQCI was awarded a royalty of 39% of all net income, ordinary or extraordinary, received by us (Royalty) and NQCI is to receive 39% of any shares received in any merger transaction to which we or Operations may become a party. NQCI’s interest as licensor under the Perpetual License shall be freely assignable. In addition, the Partial Final Award provides that we shall pay NQCI an amount equal to approximately $1,871,000 in attorneys’ fees and costs previously awarded by the Arbitrator in an order issued on August 13, 2008, that NQCI’s application for interim royalties and expenses is denied and that NQCI is not entitled to recover any additional attorneys’ fees. Finally, the Partial Final Award also provides that the Arbitrator shall retain jurisdiction to supervise specific performance of the terms and obligations of the Award including, but not limited to, any dispute between the parties over the manner of calculation of the Royalty. The Partial Final Award was issued as a result of each party’s request for the Arbitrator to order alternative relief due the parties’ inability to proceed with the Technology Transaction. For a full description of the Proceeding and the Arbitrator’s interim awards issued in connection therewith, please see Item 3 - Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2008.

As a result of the award to NQCI under the terms of the Partial Final Award of approximately $1.87 million in attorneys’ fees and costs but denial of NQCI’s application of interim expenses, we reversed the accruals for the related expenses resulting in a $1.0 million non-operating reduction in arbitration liabilities to the statement of operations for the three months ended March 31, 2009.  The $1.87 million expenditure recognized as “Other expenses” in the year ended December 31, 2008, remains accrued under “Accrued legal fees & licensing expense” as of March 31, 2009.

On April 17, 2009, NQCI requested that the Arbitrator correct material terms of the Partial Final Award relating to the meaning and calculation of the Royalty terms. We opposed the request and on May 1, 2009, the Arbitrator denied NQCI’s request to modify the language of the Partial Final Award. The Arbitrator further held that past expenses shall not be included in net income computations for purposes of the Royalty, that NQCI may make an application to the Arbitrator requesting a royalty distribution, specifying the amount sought and basis for the claimed amount, and that NQCI is entitled to audit our financial statements, books and records to verify our net income, on an annual basis, or more often, if the Arbitrator permits.

We intend to file a Petition to confirm the portions of the Partial Final Award relating to the grant of the Perpetual License in the Technology to us, including the Royalty terms, in Los Angeles Superior Court. NQCI will have the opportunity to object to such confirmation and to appeal the terms of the Award.

As a result of the issuance of the Partial Final Award, subject to its confirmation, the Technology Transaction will not occur, we will no longer be obligated to issue 9,230,000 shares (Shares) of our common stock to NQCI formerly required pursuant to the terms of the Second Interim Award issued by the Arbitrator on August 4, 2008, and we will no longer be required to file a resale registration statement under the Securities Act of 1933, as amended, for the Shares. Accordingly, the net fair value of $1,569,100 for the 9,230,000 issuable shares accrued under “Shares issuable” as of December 31, 2008, was reversed resulting in a $1,569,100 non-operating income to the statement of operations, recognized as “Change in and reduction of shares issuable”, for the three months ended March 31, 2009.

Should the Arbitrator order a material change to the Partial Final Award or an unfavorable result arises out of NQCI’s challenge of the Partial Final Award or in the pending confirmation of the Partial Final Award, this could have a material adverse effect on our capital structure, business and financial condition.

Note 5 – Cash Equivalents and Marketable Securities

We invest available cash in short-term commercial paper, certificates of deposit, money market funds, and high grade marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. Investments, including certificates of deposit with maturity dates greater than three months when purchased and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At March 31, 2009, all of our cash was held in high grade money market funds and marketable securities.

Restricted cash represents deposits secured as collateral for a letter of credit pursuant to our operating facility lease agreement at March 31, 2009.

Note 6 – Fair Value Measurements

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

The following table summarizes fair value measurements by level at March 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$44,774	$-	$-	$44,774
Marketable securities:
Commercial paper	249,850	-	-	249,850
Corporate securities fixed rate	-	-	-	-
Money market fund	1,056,804	-	-	1,056,804
Restricted cash	304,169	-	-	304,169
Total assets	$1,655,597	$-	$-	$1,655,597

Short-term investments classified as available-for-sale were as follows:

	March 31, 2009
	Aggregate Fair Value	Gross Unrealized Gains / (Losses)	Estimated Fair Value
Commercial paper	$249,850	$-	$249,850
Corporate securities fixed rate	-	-	-

Total	$249,850	$-	$249,850

We review impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. We consider these investments not to be impaired as of March 31, 2009.

There were no gross unrealized gains or losses as of March 31, 2009.

Note 7 – Property and Equipment

Property and equipment consist of the following at March 31, 2009:

Property and equipment	$476,758
Accumulated depreciation	(167,682)
Property and equipment, net	$309,076

Depreciation expense for the three months ended March 31, 2009 and 2008 was $30,835 and $22,493, respectively.

Note 8 – Shares Issuable

Formerly, pursuant to the terms of the Second Interim Award issued on August 4, 2008, which stated that, if the Technology Transaction is submitted to and approved by our stockholders, 9,230,000 shares of our common stock were required to be issued to NQCI to effectuate the transaction, we accrued for the issuance of 9,230,000 shares of our common stock to NQCI. As the Second Interim Award stated that we must issue 9,230,000 upon the closing of the Technology Transaction and we were unable to consummate the transaction, such contingency not being within our control, we therefore, recorded the issuance as a liability, rather than as an equity issuance. As of December 31, 2008, we accrued for the 9,230,000 shares of our common stock to be issued to NQCI in accordance with FASB 5, Accounting for Contingencies, with the initial fair value of the shares measured on August 4, 2008, the date of the Second Interim Award. Until issuance, the shares were being marked to market in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), with subsequent changes in fair value recorded as non-operating change in fair value of shares issuable to our statement of operations. The fair value of the shares was measured using the closing price of our common stock on the reporting date. The measured fair value of $10,153,000 for the accrued 9,230,000 shares on August 4, 2008, the date of the Second Interim Award, was accrued under “Shares issuable” and expensed to “Research and development.” From marking to market, the fair value of the shares issuable was revalued at $1,569,100 as of December 31, 2008. The resulting non-operating change in fair value of $8,583,900 to the statement of operations for the year ended December 31, 2008 was recognized as “Change in fair value of shares issuable.” As of March 31, 2009, the Technology Transaction was not submitted to our stockholders for approval.

As a result of the issuance of the Partial Final Award, see Note 4, “Legal Proceedings” above, subject to its confirmation, the Technology Transaction will not occur, we will no longer be obligated to issue the Shares to NQCI formerly required pursuant to the terms of the Second Interim Award and will no longer be required to file a resale registration statement under the Securities Act for the Shares. Accordingly, the net fair value of $1,569,100 for the 9,230,000 issuable shares accrued under “Shares issuable” as of December 31, 2008, was reversed due to the arbitrator’s Partial Final Award, resulting in a $1,569,100 non-operating income to the statement of operations, recognized as “Change in and reduction of shares issuable”, for the three months ended March 31, 2009.

Note 9 - Leases

As of February 22, 2008, we entered into a 5-year lease agreement and relocated our corporate office to a location in Los Angeles, CA. The total lease payments will be $1,096,878 over the lease term. As of March 31, 2009, our remaining total lease payments for our corporate office are $904,694.

The following is a schedule by years of future minimum lease payments required under the 5-year corporate office lease as of March 31, 2009:

Year ending December 31:
2009	$162,939	(1)
2010	224,650
2011	233,528
2012	242,842
2013	40,735	(2)

Total minimum payments required	$904,694

(1) excludes lease payments made through March 31, 2009
(2) initial term of the lease agreement ends February 2013

       In October 2008, we entered into a 5-year lease agreement through November 26, 2013, for our new operating facility in Lake Forest, CA. The lease agreement includes a tenant improvement allowance of $363,800, 50% of which can be applied to rent payments with the remaining 50% applied to tenant improvement and related expenditures. As of March 31, 2009, we expended $88,865 in improvement and related expenses for which reimbursement is pending in accordance with the tenant improvement allowance. The $88,865 was recognized under “Tenant improvement allowance receivable” as of March 31, 2009. The total lease payments, including the 50% of the tenant improvement allowance applied to rent payments, will amount to $1,367,507 over the lease term. As of March 31, 2009, our remaining total lease payments for our operating facility are $1,317,288.

The following is a schedule by years of future minimum lease payments required under the 5-year operating facility lease as of March 31, 2009:

Year ending December 31:
2009	112,297	(1)
2010	293,722
2011	303,994
2012	314,266
2013	293,009	(2)

Total minimum payments required	$1,317,288

(1) excludes lease payments made through March 31, 2009
(2) initial term of the lease agreement ends November 2013

All of the space is in good condition and we expect it to remain suitable to meet our needs for the foreseeable future. We intend to consolidate our offices and sublease our current corporate office located in Los Angeles, California. As of March 31, 2009, we continued to utilize both locations.

Note 10 – Interest Income

Interest income of $7,907 and $152,468 was reported for the three months ended March 31, 2009 and 2008, respectively.

Note 11 – Related Party Transactions

In connection with the contribution of the assets to our company, on August 31, 2006 we issued to Consolidated National, LLC (CNL) of which Terren Peizer, a member of our Board of Directors, who beneficially owns 42.2% of our outstanding common stock as of March 31, 2009, is the sole managing member and beneficial owner, an aggregate of 9,600,000 shares of our common stock of which 6,232,596 shares are still held by CNL.

Dr. Victor Gura, our Chief Medical and Scientific Officer, owns 15,497,250 shares of common stock of NQCI (or approximately 20.9% of NQCI’s common stock outstanding as of January 31, 2009), the company with which we entered into the License Agreement. Such shares include 800,000 shares owned by Medipace Medical Group, Inc., an affiliate of Dr. Gura (or approximately 1.1% of NQCI’s common stock outstanding as of January 31, 2009), and 250,000 shares subject to warrants held by Dr. Gura which are currently exercisable (or approximately less than 1.0% of NQCI’s common stock outstanding as of January 31, 2009).

Dr. Gura maintains an office located in Beverly Hills, California. Pursuant to a reimbursement agreement effective January 29, 2008, we reimburse 50% of the rental and 50% of his monthly parking. The term of the agreement commenced on April 23, 2007, the date of the office lease agreement, and will continue until the date on which Dr. Gura ceases to use the remote office to perform his duties as our Chief Medical and Scientific Officer. From commencement through March 31 2009, we reimbursed Dr. Gura $1,912 and $44,960 for 50% of the monthly parking and rental, respectively.

Note 12 – License Agreement

On August 31, 2006, we entered into a Contribution Agreement with CNL. We issued CNL 9,600,000 shares of common stock in exchange for (a) the right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into a License Agreement with NQCI, pursuant to which we obtained the exclusive rights to the technology relating to our kidney failure treatment and other medical devices which, as listed under “Technology” on the License Agreement, are “all existing and hereafter developed Intellectual Property, Know-How, Licensor Patents, Licensor Patent Applications, Derivative Works and any other technology, invented, improved or developed by Licensor, or as to which Licensor owns or holds any rights, arising out of or relating to the research, development, design, manufacture or use of (a) any medical device, treatment or method as of the date of this Agreement, (b) any portable or continuous dialysis methods or devices, specifically including any Wearable Artificial Kidney and related devices, (c) any device, methods or treatments for congestive heart failure, and (d) any artificial heart or coronary device.” Operations was a shell corporation prior to the transaction. We valued the License Agreement at the carry-over basis of $1,000. As consideration for being granted the License, we agreed to pay to NQCI a minimum annual royalty of $250,000, or 7% of net sales, although we have asserted in the Proceeding that NQCI’s breaches of the License Agreement excused our obligation to make the minimum royalty payments.  For more information, see Note 4, “Legal Proceedings” above.

Although under the terms of the Partial Final Award the Arbitrator denied NQCI’s application for interim royalties, we recorded $645,833 in royalty expenses covering the minimum royalties from commencement of the License Agreement through March 31, 2009. Until the portions of the Partial Final Award relating to the grant of the Perpetual License in the Technology to us, including the Royalty terms, are confirmed, we will continue to accrue for the minimum royalty under the terms of the License Agreement.

Note 13 – Stock Options and Warrants

Incentive Compensation Plan

On October 12, 2007, we adopted the Xcorporeal, Inc. 2007 Incentive Compensation Plan and the related form of option agreement that is substantially identical to the 2006 Incentive Compensation Plan that was in effect at Operations immediately prior to the merger.

The plan authorizes the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights. There are 3,900,000 shares of common stock authorized for issuance under to the 2007 Incentive Compensation Plan (subject to adjustment in accordance with the provisions of the plan). The plan will continue in effect for a term of up to ten years. As of March 31, 2009, there were outstanding options to purchase 739,500 shares of our common stock and 3,160,500 shares were available for issuance under the 2007 Incentive Compensation Plan.

On October 12, 2007, we also assumed options to purchase up to 3,880,000 shares of common stock that were granted by Operations under its 2006 Incentive Compensation Plan, of which 1,476,000 have since been forfeited, canceled, or expired, and therefore, options to purchase 2,404,000 shares of our common stock remain outstanding.

Stock Options to Employees, Officers and Directors

The Compensation Committee of our board of directors determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period. Options generally vest over five years and have a maximum life of ten years.

In the three months ended March 31, 2009, an aggregate of 734,000 options were forfeited pursuant to the reductions in our labor force that occurred on March 13, 2009. The exercise period of an aggregate of 173,500 vested stock options expired May 12, 2009, 60 days from termination, upon which time the stock options were unexercised and forfeited.

We reported $385,848 and $1,121,118 in stock-based compensation expense for employees, officers, and directors for the three months ended March 31, 2009 and 2008, respectively.

All compensation expense for stock options granted has been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the three months ended
March 31, 2009
Expected dividend yields	zero
Expected volatility	130%
Risk-free interest rate	3.53-3.81%
Expected terms in years	2.62 - 9.51 years

Warrants and Stock Options to Non-Employees

During the three months ended March 31, 2009, we did not issue any warrants. As of March 31, 2009, there were 551,721 warrants outstanding, which were fully vested and exercisable.

We reported $1,771 and $75,489 in stock-based compensation expenses for consultants for the three months ended March 31, 2009 and 2008, respectively.

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

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by Financial Accounting and Standards Board (FASB) Emerging Issues Task Force No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring or In Conjunction With Selling Goods Or Services.”

All charges for warrants granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the three months ended
March 31, 2009
Expected dividend yields	zero
Expected volatility	130%
Risk-free interest rate	1.05-2.69%
Expected terms in years	0.64-8.12 years

The following table shows the change in unamortized compensation expense for stock options and warrants issued to employees, officers, directors and non-employees during the three months ended March 31, 2009:

	Stock Options and Warrants Outstanding		Unamortized Compensation Expense

January 1, 2009	4,429,221		$10,092,109

Granted in the period	-		-

Forfeited & Cancelled in the period	(734,000	) (1)	(2,915,283)

Expensed in the period	-		(817,411)

Exercised in the period	-		-

March 31, 2009	3,695,221		$6,359,415

(1) As part of streamlining our operations, we terminated 19 employees on March 13, 2009. As a result, the terminated employees’ unvested options forfeited.

	Number of Options and Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at January 1, 2009	4,429,221	$5.62
Granted	-	-
Exercised	-	-
Forfeited & Cancelled	(734,000)	7.00
Balance at March 31, 2009	3,695,221	$5.34

Note 14 – Stockholders’ Deficit

Our “Total Stockholders’ Deficit” as of March 31, 2009, is a result of our continued operating losses with our deficit accumulated during the development stage being greater than our additional paid in capital.

Note 15 – Product Development Agreement

In July 2007, we entered into the Aubrey Agreement for assistance with the development of the PAK. As of March 31, 2009, the work was completed and we terminated the agreement with Aubrey.

Note 16 – Subsequent Events

On April 13, 2009, the Arbitrator issued a Partial Final Award which resolved the remaining issues that were pending for decision in the Proceeding. On April 17, 2009, NQCI requested that the Arbitrator correct material terms of the Partial Final Award relating to the meaning and calculation of the Royalty terms. We opposed the request and on May 1, 2009, the Arbitrator denied NQCI’s request to modify the language of the Partial Final Award. The Arbitrator further held that past expenses shall not be included in net income computations for purposes of the Royalty, that NQCI may make an application to the Arbitrator requesting a royalty distribution, specifying the amount sought and basis for the claimed amount, and that NQCI is entitled to audit our financial statements, books and records to verify our net income, on an annual basis, or more often, if the Arbitrator permits. See Part II, Item 1 “Legal Proceedings” below.

On May 12, 2009, 60 days from the termination date of March 13, 2009, the exercise period of an aggregate of 173,500 vested stock options expired. At such time the vested stock options were unexercised and forfeited.

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our interim financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

Unless the context otherwise indicates or requires, as used in this Quarterly Report on Form 10-Q, or the “Quarterly Report”, references to “Xcorporeal, ”“we,” “us,” “our” or the “Company” refer to Xcorporeal, Inc., a Delaware corporation, and prior to October 12, 2007, the company which is now our subsidiary and known as Xcorporeal Operations, Inc., or “Operations”.

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this Quarterly Report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, and Section 27A of the Securities Act of 1933, or the “Securities Act”. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. Such forward-looking statements, including, without limitation, those relating to our future business prospects, revenues and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of this Quarterly Report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described below in Item 1A - Risk Factors and in the section captioned “Risk Factors” of our Annual Report on Form 10-K, or the “Annual Report”, filed with the United States Securities and Exchange Commission, or the “SEC”, on March 31, 2009, that may affect the operations, performance, development and results of our business. Because these factors could cause our actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should understand that, in addition to those factors discussed below in Item 1A - Risk Factors and in the section captioned “Risk Factors” of our Annual Report and events discussed below in the section captioned “Recent Developments,” factors that could affect our future results and could cause our actual results to differ materially from those expressed in such forward-looking statements, include, but are not limited to:

•      the effect of receiving a “going concern” statement in our independent registered public accounting firm’s report on our 2008 financial statements;
•      our significant capital needs and ability to obtain financing both on a short-term and a long-term basis;
•      the results of the arbitration proceeding with National Quality Care, Inc., or “NQCI”, and our ability to successfully confirm the portions of the Partial Final Award relating to the grant of the Perpetual License in the Technology to us including the Royalty terms (each capitalized term as defined below);
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

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected or intended.

These factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. You should review carefully Item 1A - Risk Factors, this Item 2 and the section captioned “Risk Factors” included in our Annual Report for a more complete discussion of these and other factors that may affect our business.

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

We have completed functional prototypes of our attended care and home PAKs that we plan to commercialize after obtaining notification clearance from the Food and Drug Administration, or “FDA”, under Section 510(k) of the Federal Food, Drug and Cosmetic, or “FDC”, Act based on the existence of predicate devices, which, subject to our capital limitations described below, we plan to seek in the future. We have demonstrated a feasibility prototype of the WAK and we will determine whether to devote any available resources to the development of the WAK; commercialization of the WAK will require development of a functional prototype and likely a full pre-market approval, or “PMA”, by the FDA, which could take several years or longer. Unless we are able to raise funds to satisfy our current liabilities and other obligations as they become due and obtain additional debt or equity financing, as more fully described below under “Recent Developments”, we will not be able to submit a 510(k) notification with the FDA for the PAK or the WAK.

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

Our WAK is a device for the chronic treatment of ESRD. We have successfully demonstrated a prototype system that weighs less than 6 kg., is battery operated, and can be worn by an ambulatory patient. Assuming we are able to successfully confirm the portions of the Partial Final Award as described below and we are able to raise funds to satisfy our current liabilities and other obligations as they become due and obtain additional debt or equity financing, we will evaluate the feasibility of furthering our development of this product over the next 12 months.

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

We have focused much of our efforts on development of the PAK, which we do not believe has been derived from the Technology (as defined below) covered by the License Agreement (as defined below). As described below under “Recent Developments,” assuming we are able to successfully confirm the portions of the Partial Final Award and the results of the arbitration proceeding are final, we will determine whether to devote any available resources to development of the WAK. Because none of our products is yet at a stage where it can be marketed commercially and because of the capital limitations that we are experiencing, we are not able to predict what portion of our future business, if any, will be derived from each of our products.

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

Recent Developments

Issuance of the Partial Final Award and NQCI’s Request to Correct Material Terms of the Award

On April 13, 2009, the arbitrator (the “Arbitrator”) in the arbitration proceeding (the “Proceeding”) between us, Operations and NQCI issued a Partial Final Award (the “Partial Final Award”), which resolved the remaining issues that were pending for decision in the Proceeding. The Partial Final Award provided that we and Operations shall have a perpetual exclusive license (the “Perpetual License”) in the Technology (as defined in the Merger Agreement, dated as of September 1, 2006, or the “Merger Agreement”, among us, Operations and NQCI and the License Agreement, dated as of September 1, 2006, or the “License Agreement”, between us and NQCI) primarily related to the WAK and any other Technology contemplated to be transferred under the Technology Transaction. Under the terms of the Partial Final Award, in consideration of the award of the Perpetual License to us, NQCI was awarded a royalty of 39% of all net income, ordinary or extraordinary, to be received by us (the “Royalty”) and NQCI is to receive 39% of any shares received in any merger transaction to which we or Operations may become a party. NQCI’s interest as licensor under the Perpetual License shall be freely assignable. In addition, the Partial Final Award provided that we shall pay NQCI an amount equal to approximately $1,871,000 in attorneys’ fees and costs previously awarded by the Arbitrator in an order issued on August 13, 2008, that NQCI’s application for interim royalties and expenses is denied and that NQCI is not entitled to recover any additional attorneys’ fees. Finally, the Partial Final Award also provided that the Arbitrator shall retain jurisdiction to supervise specific performance of the terms and obligations of the Partial Final Award including, but not limited to, any dispute between the parties over the manner of calculation of the Royalty. The Partial Final Award was issued by the Arbitrator as a result of each party’s request for the Arbitrator to order alternative relief due to the parties’ inability to proceed with the Technology Transaction.

On April 17, 2009, NQCI requested that the Arbitrator correct material terms of the Partial Final Award relating to the meaning and calculation of the Royalty terms. We opposed the request and on May 1, 2009, the Arbitrator denied NQCI’s request to modify the language of the Partial Final Award. The Arbitrator further held that past expenses shall not be included in net income computations for purposes of the Royalty, that NQCI may make an application to the Arbitrator requesting a royalty distribution, specifying the amount sought and basis for the claimed amount, and that NQCI is entitled to audit our financial statements, books and records to verify our net income, on an annual basis, or more often, if the Arbitrator permits.

We intend to file a Petition to confirm the portions of the Partial Final Award relating to the grant of the Perpetual License in the Technology to us, including the Royalty terms, in Los Angeles Superior Court. NQCI will have the opportunity to object to such confirmation and to appeal the terms of the Award.

As a result of the terms of the Partial Final Award, subject to its confirmation, the Technology Transaction will not occur, we will no longer be obligated to issue the 9,230,000 shares of our common stock, or the “Shares”, to NQCI formerly required pursuant to the terms of the Second Interim Award issued by the Arbitrator on August 4, 2008, and we will no longer be required to file a resale registration statement under the Securities Act for the Shares.

Subject to the confirmation of the Partial Final Award by the court, we intend to continue to explore various strategic alternatives, which may include the license of certain of our intellectual property rights as a means to further develop our technologies, among other possible transactions.

Corporate Restructuring

The deterioration of the economy over the last year, coupled with the prolonged and continuing delay in consummating the Technology Transaction, has significantly adversely affected us. Many of the expectations on which we had based our 2008 and 2009 business development plans slowly eroded as a result of the lengthy arbitration proceeding with NQCI commenced in 2006 and continuing into the second quarter of 2009. The possibility of an adverse decision in the arbitration proceeding with respect to our ownership right to the Technology has been and continues to be a major factor in our inability to secure debt or equity financing. Accordingly, we have had to modify our activities and business. In response to the general economic downturn affecting the development of our products and liquidity condition, we have instituted a variety of measures in an attempt to conserve cash and reduce our operating expenses. Our actions included:

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

Other Considerations – Royalty and Other Payments Under the License Agreement

Initially, as consideration for entering into the License Agreement, we agreed to pay to NQCI a minimum annual royalty of $250,000, or 7% of net sales. Although we have previously asserted that NQCI’s breaches of the License Agreement excused our obligation to make the minimum royalty payments, we recorded $645,833 in royalty expenses, covering the minimum royalties, from commencement of the License Agreement through March 31, 2009. Pursuant to the terms of the Partial Final Award issued on April 13, 2009, subject to its confirmation, we will obtain a Perpetual License in the Technology, the License Agreement will not be terminated and transfer of the Technology will not occur. In addition, under the terms of the Partial Final Award, the Arbitrator denied the royalty payments requested by NQCI to be awarded in the Proceeding; however, the Arbitrator did not indicate whether any minimum royalties will be due going forward. Until the terms of the License Agreement are firmly assessed in the Proceeding, we will continue to accrue for the minimum royalty.

The License Agreement also requires us to reimburse NQCI’s reasonable and necessary expenses incurred in the ordinary course of business consistent with past practices, or the “Licensor Expenses”, until the closing or the termination of the Merger Agreement. Under the terms of the Partial Final Award, the Arbitrator denied NQCI’s request for award of any additional Licensor Expenses. For a complete description of the License Agreement and the Proceeding please see Item 3 - “Legal Proceedings” below.

Stockholder Approval of the Technology Transaction

As of March 31, 2009, we were in the process of seeking approval from our stockholders to permit the issuance of the Shares to NQCI in order to obtain ownership of the Technology, or the “Technology Transaction”. The stockholder approval was being sought in accordance with the terms of the Interim Award issued by the Arbitrator on June 9, 2008, or the “Interim Award”, as modified by the Arbitrator’s later decisions, including the Amended Order Re Interim Relief Etc. issued on January 30, 2009. However, due to the issuance of the Partial Final Award on April 13, 2009, subject to its confirmation, the Technology Transaction will not occur, we will no longer be obligated to issue the Shares to NQCI and we will no longer be required to obtain such stockholder approval.

Management’s Discussion and Analysis

Basis of Presentation

       This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section should be read in conjunction with the accompanying unaudited interim financial statements which have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above and otherwise discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in Note 2, “Nature of Operations and Going Concern Uncertainty” to our unaudited interim financial statements filed as part of this Quarterly Report, on the timeline contemplated by our plans and our ability to obtain additional financing. The uncertainty of successful execution of our plans, among other factors, raises substantial doubt as to our ability to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the three months ended March 31, 2009.

We have not generated any revenues since inception. We incurred a net loss of $0.18 million for the three months ended March 31, 2009, compared to a net loss of $6.35 million for the three months ended March 31, 2008. The decrease in net loss was primarily due to (i) non-operating income resulting from accrual reversals pursuant to the Partial Final Award, (ii) corporate restructuring, (iii) completion and termination of the Aubrey Agreement, (iv) less legal fees, and (v) forfeitures of terminated employees’ unvested stock options. At March 31, 2009, we had a negative working capital of $2.1 million compared to a positive working capital of $10.4 at March 31, 2008. At March 31, 2009, our total assets were $2.3 million compared to $13.8 million at March 31, 2008, which consisted primarily of cash raised from the sale of our common stock sold in December 2006.

Interest Income

For the three months ended March 31, 2009, we earned interest income of $7,907 compared to $152,468 for the three months ended March 31, 2008. The decrease in interest income was due to the depletion of cash held in our investment account as a result of our use of cash for operations.

Liquidity and Capital Resources

We expect to incur operating losses and negative cash flows for the foreseeable future. During the fourth quarter 2006, we raised approximately $27.3 million (net of placement fees of $2.1 million) through a private placement. Our ability to execute on our current business plan is dependent upon our ability to secure additional funding, develop and market our products, and, ultimately, to generate revenue.

As of March 31, 2009, we had cash, cash equivalents and marketable securities of approximately $1.4 million. We expended $2.0 million in cash in the first quarter of 2009 and we project to expend cash at a rate of approximately $0.2 million per month for the remainder of the 2009 fiscal year based upon the recent restructuring effected by us going forward. See above section captioned “Recent Developments - Corporate Restructuring”. In addition, subject to the confirmation of the Partial Final Award, we are obligated to pay damages, costs and legal fees in connection with the Proceeding described above in an amount of $1.87 million. At present rates, we will have to obtain additional debt or equity financing during the next several months. We may not be successful in doing so on terms acceptable to us, and the inability to raise capital could require us to curtail our current plans in order to decrease spending, which could have a material adverse effect on our plan of operation. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our products, and, ultimately, to generate revenue.

We expect to incur negative cash flows and net losses for the foreseeable future. In addition, depending on the results of the proceeding to confirm the Partial Final Award, as more fully explained above, we may become obligated to pay damages, costs and legal fees in connection with the ongoing arbitration with NQCI. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our operating expenses and capital requirements before we achieve profitability. Accordingly, we will be required to seek additional funds through public or private placement of shares of our preferred or common stock or through public or private debt financing. Our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds, reduce operating costs, or some combination thereof. We may not be successful in obtaining necessary funds on acceptable terms, if at all. The inability to obtain financing could require us to curtail our current plans in order to decrease spending, which could have a material adverse effect on our plan of operations. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our products, and, ultimately, to generate revenue. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern.

Upon receipt of approximately $27.3 million raised through a private placement in the fourth quarter of 2006, we strategically began our operating activities and research and development efforts which resulted in a net loss of $23.0 million in 2008 and $0.2 million in the three months ended March 31, 2009. In addition, we invested $25.0 million in high grade money market funds and marketable securities of which we sold $23.7 million of the investments, leaving a balance of $1.3 million as of March 31, 2009.

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

We have used some of our resources for the development of the WAK and have demonstrated a feasibility prototype. Commercialization of the WAK will require development of a functional prototype and likely a full pre-market approval by the FDA, which could take several years. Our rights to the WAK derive in part from the License Agreement pursuant to which we obtained the exclusive rights to the Technology. Assuming we are able to successfully confirm the portions of the Partial Final Award as described above and the results of the Proceeding are final, we will determine whether to devote additional resources to the development of the WAK.

If we become obligated to reimburse $1.87 million in NQCI’s attorneys’ fees incurred in the Proceeding awarded under the Interim Award issued on August 15, 2008 and order to be paid by us under the terms of the Partial Final Award, subject to its confirmation, this obligation could have a material adverse effect on our liquidity and financial ability to continue with ongoing operations as currently planned.

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

In addition, we had previously retained Aubrey Group, Inc. (“Aubrey”), an FDA-registered third-party contract developer and manufacturer of medical devices, to assist with the design and development of subsystems of the PAK, referred to herein as the “Aubrey Agreement.” As of December 31, 2008, Aubrey substantially completed its work and we terminated the agreement as of March 31, 2009. A variation of this device will be developed for chronic home hemodialysis. At the inception of the Aubrey Agreement, total labor and material costs over the term of the agreement were budgeted to amount to approximately $5.1 million and as of March 31, 2009, the agreement was completed under the budgeted amount at a cost of $3.2 million.

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

We incurred $1.2 million in research and development costs in the three months ended March 31, 2009. This compares to $2.7 million incurred in the three months ended March 31, 2008. The decrease in research and development costs for the three months ended March 31, 2009 from the same period in 2008 is attributable to the completion and termination of the Aubrey Agreement and our research and development progress.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2009:

Contractual Obligations:	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations (1)	2,323,380	312,294	1,677,342	333,744	-
Research & Development Contractual Commitments	45,000	45,000	-	-	-
Other Liabilities	10,490	10,490	-	-	-
	$2,378,870	$367,784	$1,677,342	$333,744	$-

(1) Operating lease commitments for our corporate office, operating facility, Dr. Gura’s office (a related party transaction), equipment, and one corporate apartment for which the lease has expired and which we vacated on April 18, 2009. On March 31, 2009, the lease for our other corporate apartment expired and vacated accordingly.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from those estimates.

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

Short-term investments classified as available-for-sale were as follows:

	March 31, 2009
	Aggregate Fair	Gross Unrealized	Estimated Fair
	Value	Gains / (Losses)	Value
Commercial paper	$249,850	$-	$249,850
Corporate securities fixed rate	-	-	-
Total	$249,850	$-	$249,850

We review impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. We consider these investments not to be impaired as of March 31, 2009.

There were no gross unrealized gains or losses as of March 31, 2009.

Shares Issuable

Pursuant to the August 4, 2008, Second Interim Award, stating that, if the Technology Transaction is submitted to and approved by our stockholders, 9,230,000 shares of our common stock should be issued to NQCI to effectuate the transaction, we accrued for the 9,230,000 shares of our common stock. As the Second Interim Award stated that we must issue 9,230,000 upon the closing of the Technology Transaction and we have been unable to consummate such transaction, such contingency not within our control and we have therefore, recorded the issuance as a liability, rather than as an equity issuance. As of December 31, 2008, we accrued for the 9,230,000 shares of our common stock to be issued to NQCI in accordance with FASB 5, Accounting for Contingencies, with the initial fair value of the shares measured on August 4, 2008, the date of the Second Interim Award. Until issuance, the shares were being marked to market in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), with subsequent changes in fair value recorded as non-operating change in fair value of shares issuable to our statement of operations. The fair value of the shares was measured using the closing price of our common stock on the reporting date. The measured fair value of $10,153,000 for the accrued 9,230,000 shares on August 4, 2008, the date of the Second Interim Award, was accrued under “Shares issuable” and expensed to “Research and development.” From marking to market, the fair value of the shares issuable was revalued at $1,569,100 as of December 31, 2008. The resulting non-operating change in fair value of $8,583,900 to the statement of operations for the year ended December 31, 2008 was recognized as “Change in fair value of shares issuable.” As of March 31, 2009, the Technology Transaction was not submitted to our stockholders for approval.

As a result of the issuance of the Partial Final Award, see Note 4, “Legal Proceedings” above, subject to its confirmation, the Technology Transaction will not occur and we will no longer be obligated to issue the Shares to NQCI formerly required pursuant to the terms of the Second Interim Award issued by the Arbitrator on August 4, 2008, and will no longer be required to file a resale registration statement under the Securities Act for the Shares. Accordingly, the net fair value of $1,569,100 for the 9,230,000 issuable shares accrued under “Shares issuable” as of December 31, 2008, was reversed resulting in a $1,569,100 non-operating income to the statement of operations, recognized as “Change in and reduction of shares issuable”, for the three months ended March 31, 2009.

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Our management has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Changes in Internal Control

In connection with the evaluation of our internal controls during our last fiscal quarter, our Chief Executive Officer and Chief Financial Officer concluded that there have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.      Legal Proceedings.

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. Except as set forth below, we are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, except as set forth below, our management is not aware of any known litigation or liabilities that could affect our operations. Furthermore, with the exception of Dr. Gura, our Chief Medical and Scientific Officer, who according to NQCI’s preliminary Proxy Statement on Schedule 14A, Amendment No. 2, filed with the SEC on February 13, 2009, owns 15,497,250 shares of NQCI’s common stock which includes 800,000 shares held by Medipace Medical Group, Inc. an affiliate of Dr. Gura and includes 250,000 shares subject to warrants held by Dr. Gura which are currently exercisable, or approximately 20.9% of its total outstanding shares as of January 31, 2009, we do not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record who beneficially owns more than five percent of our common stock, or any associate of any such director, officer, affiliate of ours, or security holder is a party adverse to us or has a material interest adverse to us.

On December 1, 2006, Operations initiated the Proceeding against NQCI for its breach of the License Agreement. On April 13, 2009, the Arbitrator issued a Partial Final Award which resolved the remaining issues that were pending for decision in the Proceeding. The Partial Final Award adopted one of the proposals submitted to the Arbitrator by us and provides that we and Operations shall have a perpetual exclusive license (the “Perpetual License”) in the Technology (as defined in the Merger Agreement, dated as of September 1, 2006 (the “Merger Agreement”), among the Company, Operations and NQCI and the License Agreement, dated as of September 1, 2006 (the “License Agreement”), between the Company and NQCI) primarily related to the Wearable Artificial Kidney and any other Technology contemplated to be transferred under the Technology Transaction (as defined in the Merger Agreement). Under the terms of the Partial Final Award, in consideration of the Perpetual License to the Company, NQCI was awarded a royalty of 39% of all net income, ordinary or extraordinary, received by us (the “Royalty”) and NQCI is to receive 39% of any shares received in any merger transaction to which the Company or Operations may become a party. NQCI’s interest as licensor under the Perpetual License shall be freely assignable. In addition, the Partial Final Award provides that we shall pay NQCI an amount equal to approximately $1,871,000 in attorneys’ fees and costs previously awarded by the Arbitrator in an order issued on August 13, 2008, that NQCI’s application for interim royalties and expenses is denied and that NQCI is not entitled to recover any additional attorneys’ fees. Finally, the Partial Final Award also provides that the Arbitrator shall retain jurisdiction to supervise specific performance of the terms and obligations of the Award including, but not limited to, any dispute between the parties over the manner of calculation of the Royalty. The Partial Final Award was issued by the Arbitrator as a result of each party’s request for the Arbitrator to order alternative relief due the parties’ inability to proceed with the Technology Transaction. For a full description of the Proceeding and the Arbitrator’s interim awards issued in connection therewith, please see Item 3 - Legal Proceedings of our Annual Report.

On April 17, 2009, NQCI requested that the Arbitrator correct material terms of the Partial Final Award relating to the meaning and calculation of the Royalty terms. We opposed the request and on May 1, 2009, the Arbitrator denied NQCI’s request to modify the language of the Partial Final Award. The Arbitrator further held that past expenses shall not be included in net income computations for purposes of the Royalty, that NQCI may make an application to the Arbitrator requesting a royalty distribution, specifying the amount sought and basis for the claimed amount, and that NQCI is entitled to audit our financial statements, books and records to verify our net income, on an annual basis, or more often, if the Arbitrator permits.

We intend to file a Petition to confirm the portions of the Partial Final Award relating to the grant of the Perpetual License in the Technology to us, including the Royalty terms, in Los Angeles Superior Court. NQCI will have the opportunity to object to such confirmation and to appeal the terms of the Award.

As a result of the issuance of the Partial Final Award, subject to its confirmation, the Technology Transaction will not occur and we will no longer be obligated to issue the Shares to NQCI formerly required pursuant to the terms of the Second Interim Award issued by the Arbitrator on August 4, 2008, and will no longer be required to file a resale registration statement under the Securities Act for the Shares.

Should the Arbitrator order a material change to the Partial Final Award or an unfavorable result arises out of NQCI’s challenge of the Partial Final Award or in the pending confirmation of the Partial Final Award, this could have a material adverse effect on our capital structure, business and financial condition.

ITEM 1A.      Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the information in this report, you should carefully consider and evaluate the risks described under section captioned “Risk Factors” in Part I, Item 1A of our Annual Report  and the revised risk factors noted below. While we describe each risk separately herein and in the Annual Report, some of these risks are interrelated and certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below and in the Annual Report are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair, and have a material adverse effect on, our business, results of operations and financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Quarterly Report. As a result the trading price of our common stock may decline, and you might lose part or all of your investment

We intend to seek confirmation of the portions of the Partial Final Award relating to the grant of the Perpetual License in the Technology to us, including the Royalty terms by filing a petition in Los Angles Superior Court. NQCI will have the opportunity to oppose the petition and appeal the confirmation of the petition, if granted.  If our petition to confirm portions of the Partial Final Award is denied, or if NQCI successfully appeals the confirmation, these outcomes could have a material adverse effect on our capital structure, business and financial condition and may result in a material change to the Partial Final Award.

On April 13, 2009, the Arbitrator in the Proceeding issued the Partial Final Award which resolved the remaining issues that were pending for decision in the Proceeding. The Partial Final Award was issued by the Arbitrator as a result of each party’s request for the Arbitrator to order alternative relief due the parties’ inability to proceed with the Technology Transaction. We intend to seek confirmation of the portions of the Partial Final Award relating to the grant of the Perpetual License in the Technology to us, including the Royalty terms, and plan to file a petition with respect thereto in Los Angeles Superior Court. On April 17, 2009, NQCI requested that the Arbitrator correct material terms of the Partial Final Award relating to the meaning and calculation of the Royalty terms. We opposed the request and on May 1, 2009, the Arbitrator denied NQCI’s request to modify the language of the Partial Final Award. The Arbitrator further held that past expenses shall not be included in net income computations for purposes of the Royalty, that NQCI may make an application to the Arbitrator requesting a royalty distribution, specifying the amount sought and basis for the claimed amount, and that NQCI is entitled to audit our financial statements, books and records to verify our net income, on an annual basis, or more often, if the Arbitrator permits.

As of the date of this Quarterly Report, the Proceeding with NQCI continues and the subject matter of the Proceeding has not been fully resolved. A party to the arbitration could challenge the interim award in court, even after the issuance of a final award. As the arbitrator retained jurisdiction to supervise specific performance of the obligations decreed in the Partial Final Award, including, but not limited to any dispute over the manner of calculation of the Royalty terms, the arbitrator could again change the award by granting different or additional remedies. Until the Partial Final Award is confirmed by a competent court, we cannot guarantee that the arbitrator will not modify or change the terms of the Partial Final Award. Arbitrators have broad equitable powers, however, and arbitration awards are difficult to challenge in court, even if the arbitrator makes rulings that are inconsistent or not in accordance with the law or the evidence.

Should the Arbitrator order a material change to the Partial Final Award or an unfavorable result arises out of NQCI’s challenge of the Partial Final Award or in the pending confirmation of the Partial Final Award, this could have a material adverse effect on our capital structure, business and financial condition.

As a result of the issuance of the Partial Final Award, subject to its confirmation, the following risk factor included in the section captioned “Risk Factors” in Part I, Item 1A of our Annual Report is no longer applicable to us as the Technology Transaction will not occur, we will no longer be required to issue 9,230,000 shares of our common stock to NQCI and NQCI will not become our largest stockholder:

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

ITEM 2.         Unregistered Sales of Equity Securities; Use of Proceeds from Registered Securities.

For the three months ended March 31, 2009, we did not have unregistered sales of equity securities or use of proceeds from registered securities.

ITEM 6.       Exhibits.

No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amended Order Re Interim Relief Etc., dated January 30, 2009. (1)
99.2	Partial Final Award, dated April 13, 2009. (2)

*   Filed herewith.
    (1) Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 5, 2009.

    (2) Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)