Form 10-Q
period 2009-06-30
Xcorporeal, Inc.
filed 2009-08-13
CIK 752789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2009
Common Stock, $0.0001 par value	14,754,687 shares

INDEX

PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	2

Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and June 30, 2008 and the period from inception (May 4, 2001) to June 30, 2009	3

Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and June 30, 2008 and the period from inception (May 4, 2001) to June 30, 2009	4

Statement of Stockholders Equity (Deficit) for the six months ended June 30, 2009 and the period from inception (May 4, 2001) to June 30, 2009 (unaudited)	5

Notes to the Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	35

Signatures	36

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

XCORPOREAL, INC.
(a Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current
Cash and cash equivalents	$92,116	$407,585
Marketable securities, at fair value	406,927	2,955,714
Restricted cash	305,871	301,675
Prepaid expenses and other current assets	168,911	260,024
Tenant improvement allowance receivable	88,865	87,658
Total Current Assets	1,062,690	4,012,656

Property and equipment, net	277,462	337,554

Other assets	833	863

Total Assets	$1,340,985	$4,351,073

LIABILITIES
Current
Accounts payable	$791,850	$789,827
Accrued legal fees and licensing expense	1,871,430	2,873,396
Accrued royalties	-	583,333
Accrued professional fees	452,013	211,820
Accrued compensation	127,262	149,664
Accrued other liabilities	57,824	54,429
Payroll liabilities	1,731	7,448
Deferred rent	256,635	148,651
Total Current Liabilities	3,558,745	4,818,568

Shares issuable	-	1,569,100

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.0001 par value, 40,000,000 shares authorized, 14,754,687 and 14,754,687 issued and outstanding on June 30, 2009 and December 31, 2008, respectively	1,475	1,475
Additional paid-in capital	43,598,317	42,547,023
Deficit accumulated during the development stage	(45,817,552)	(44,585,093)
Total Stockholders' Deficit	(2,217,760)	(2,036,595)
Total Liabilities & Stockholders' Deficit	$1,340,985	$4,351,073

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					May 4, 2001 (Date
	Three Months Ended		Six Months Ended		of Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Operating Expenses:
Selling, general and administrative	$1,062,131	$1,895,013	$2,569,027	$5,644,652	$25,973,538
Research and development	611,085	3,473,480	1,828,314	6,205,972	31,171,631
Other expenses	-	-	-	-	1,871,430
Depreciation and amortization	30,753	26,076	61,602	48,584	198,587

Loss before other income, income taxes and other expenses	(1,703,969)	(5,394,569)	(4,458,943)	(11,899,208)	(59,215,186)

Reduction of liabilities due to arbitrator's ruling & settlement	645,833	-	1,647,799	-	1,647,799
Loss on disposal	(382)		(382)		(382)
Interest and other income	2,835	78,196	10,742	234,070	1,601,221
Change in and reduction of shares issuable	-	-	1,569,100	-	10,153,000

Loss before income taxes and other expenses	(1,055,683)	(5,316,373)	(1,231,684)	(11,665,138)	(45,813,548)

Income taxes	(54)	-	775	1,600	4,004

Net loss	$(1,055,629)	$(5,316,373)	$(1,232,459)	$(11,666,738)	$(45,817,552)

Basic and diluted loss per share	$(0.07)	$(0.36)	$(0.08)	$(0.81)

Weighted average number of shares outstanding	14,754,687	14,593,485	14,754,687	14,488,473

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			May 4, 2001 (Date
	Six Months Ended		of Inception) to
	June 30,		June 30,
	2009	2008	2009
Cash flows used in operating activities
Net loss for the period	$(1,232,459)	$(11,666,738)	$(45,817,552)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Directors, officers, employees stock based compensation	1,047,628	2,081,958	9,737,404
Consultants stock based compensation	3,666	84,745	5,174,892
Common stock issuance for consulting services rendered	-	798,000	912,000
Increase in shares issuable	-	-	10,153,000
Mark to market of shares issuable	(1,569,100)	-	(10,153,000)
Depreciation	61,571	48,554	198,418
Net change in assets and liabilities:
Increase in Receivables	(1,207)	-	(88,865)
Decrease (increase) in prepaid expenses and other current assets	91,113	46,878	(168,911)
Decrease (increase) in other assets	30	30	(833)
(Decrease) increase in accounts payable and accrued liabilities	(1,367,806)	1,470,703	3,264,740
Increase in deferred rent	107,984	38,309	256,635
Net cash used in operating activities	(2,858,580)	(7,097,561)	(26,532,072)

Cash flows from investing activities
Capital expenditures	(1,480)	(101,892)	(475,882)
Restricted cash	(4,196)	143	(305,871)
Purchase of marketable securities	(22,044,286)	(8,598,102)	(55,642,388)
Sale of marketable securities	24,593,073	15,758,904	55,235,461
Net cash provided by (used in) investing activities	2,543,111	7,059,053	(1,188,680)

Cash flows from financing activities
Capital stock issued	-	-	27,549,748
Advances from related party	-	-	64,620
Additional proceeds from the sale of common stock in 2006	-	-	198,500
Net cash provided by financing activities	-	-	27,812,868

(Decrease) increase in cash during the period	(315,469)	(38,508)	92,116
Cash at beginning of the period	407,585	106,495	-
Cash at end of the period	$92,116	$67,987	$92,116

Supplemental disclosure of cash flow information; cash paid for:
Interest	$-	$-	$-
Income taxes	$775	$1,600	$4,004

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period May 4, 2001 (Inception) to June 30, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Common stock issued for cash at $0.01 per share	2,500,000	$250	$24,750		$25,000
Net Loss for the year ended December 31, 2001				$(40,255)	(40,255)
Balance as of December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)
Common stock issued for cash at $0.05 per share	1,320,000	132	65,868		66,000
Net Loss for the year ended December 31, 2002				(31,249)	(31,249)
Balance as of December 31, 2002	3,820,000	382	90,618	(71,504)	19,496
Net Loss for the year ended December 31, 2003				(12,962)	(12,962)
Balance as of December 31, 2003	3,820,000	382	90,618	(84,466)	6,534
Net Loss for the year ended December 31, 2004				(23,338)	(23,338)
Balance as of December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)
Net Loss for the year ended December 31, 2005				(35,753)	(35,753)
Balance as of December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)
Common stock issued for license rights at $0.0001 per share	9,600,000	960	40		1,000
Capital stock cancelled	(3,420,000)	(342)	342		-
Warrants granted for consulting fees			2,162,611		2,162,611
Forgiveness of related party debt			64,620		64,620
Common stock issued for cash at $7.00, net of placement fees of $2,058,024	4,200,050	420	27,341,928		27,342,348
Consultants stock-based compensation expense			88,122		88,122
Directors, officers, employees stock based compensation expense			176,129		176,129
Net loss for the period				(4,380,212)	(4,380,212)
Balance as of December 31, 2006	14,200,050	1,420	29,924,410	(4,523,769)	25,402,061
Capital stock cancelled	(200,000)	(20)	20		-
Common stock issued pursuant to consulting agreement at $4.90 per share	20,000	2	97,998		98,000
Recapitalization pursuant to merger	352,422	35	(37,406)		(37,371)
Consultants stock-based compensation expense			2,917,309		2,917,309
Directors, officers, employees stock based compensation expense			3,721,485		3,721,485
Additional proceeds from the sale of common stock in 2006			198,500		198,500
Net loss for the period				(17,074,051)	(17,074,051)
Balance as of December 31, 2007	14,372,472	1,437	36,822,316	(21,597,820)	15,225,933
Common stock issued as compensation for consulting services at $3.61 per share	200,000	20	721,980		722,000
Common stock issued as compensation for consulting services at $3.80 per share	20,000	2	75,998		76,000
Cashless exercise of warrants	112,215	11	(11)		-
Common stock issued as compensation for consulting services at $0.32 per share	50,000	5	15,995		16,000
Reversal of liability from the sale of common stock in 2006			115,400		115,400
Consultants stock-based compensation expense			91,306		91,306
Directors, officers, employees stock based compensation expense			4,704,039		4,704,039
Net loss for the period				(22,987,273)	(22,987,273)
Balance as of December 31, 2008	14,754,687	1,475	42,547,023	(44,585,093)	(2,036,595)
Consultants stock-based compensation expense			1,771		1,771
Directors, officers, employees stock based compensation expense			385,848		385,848
Net loss for the period				(176,830)	(176,830)
Balance as of March 31, 2009	14,754,687	$1,475	$42,934,642	$(44,761,923)	$(1,825,806)
Consultants stock-based compensation expense			1,895		1,895
Directors, officers, employees stock based compensation expense			661,780		661,780
Net loss for the period				(1,055,629)	(1,055,629)
Balance as of June 30, 2009	14,754,687	$1,475	$43,598,317	$(45,817,552)	$(2,217,760)

 See accompanying notes to interim financial statements.

 XCORPOREAL, INC.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 1 - Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes normal and recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the interim period presented.

The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

Note 2 – Nature of Operations and Going Concern Uncertainty

On October 12, 2007, pursuant to a merger agreement with Xcorporeal, Inc. (hereinafter referred to as “Operations”), our wholly-owned subsidiary, merged with and into Operations, which became our wholly-owned subsidiary and changed its name to “Xcorporeal Operations, Inc.” In connection with the merger, we changed our name from CT Holdings Enterprises, Inc. (“CTHE”), to “Xcorporeal, Inc.” In this merger, CTHE was considered to be the legal acquirer and Xcorporeal to be the accounting acquirer. As the former stockholders of Operations owned over 97% of the outstanding voting common stock of CTHE immediately after the merger and CTHE was a public shell company, for accounting purposes Operations was considered the accounting acquirer and the transaction was considered to be a recapitalization of Operations. As a result of the merger, we transitioned to a development stage company focused on researching, developing, and commercializing technology and products related to the treatment of kidney failure.

As of August 11, 2009, we had available cash of approximately $327,000, excluding restricted cash. We currently have a monthly burn rate of approximately $120,000. Under these current conditions, we will run out of cash in approximately 90 days. In addition to previously taken restructuring efforts, including reduction of personnel, we have also taken steps to reduce our cash outflows by means of deferring 50% of the monthly compensation for 5 of our 6 active employees. We may consider further reduction of costs in the near future. However, we need to raise additional funds to be able to continue our operations. If we are unable to secure additional capital within approximately the next 90 days, we will be forced to file for bankruptcy and/or cease our operations. The accompanying financial statements have been prepared on the basis of a going concern and do not reflect any adjustments due to these conditions.

We are currently actively considering all potential transactions, which may include the Proposed Transaction or another Transaction (as described below under Note 4, “Legal Proceedings”), strategic partnership(s), disposition of a part, substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity. Because of the current economic conditions and those particularly affecting healthcare related companies and because of our lack of liquidity, there is no assurance that any such transaction will occur or that it would be accretive to our stockholders or result in any payment being made to our stockholders. If we are unsuccessful in obtaining immediate debt or equity financing on terms acceptable to us or otherwise unsuccessful in addressing our liquidity concerns or if we are unable to enter into any such transaction, this could have a material adverse effect on our plan of operations, may result in the curtailment of our operations and/or require us to file for bankruptcy.

To the extent we are unsuccessful in having our common stock continuing to list on NYSE Amex or if NYSE Amex delists our common stock from the exchange and/or as part of our analysis of ways to reduce costs and in light of the high cost of continuing to be a public reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and complying with the Sarbanes-Oxley Act of 2002, we are contemplating exploring and may be required to explore alternative platforms, such as having our common stock quoted on the FINRA Over-The-Counter Bulletin Board (“OTCBB”) or deregistering under the Exchange Act, or “going dark”, and having our common stock quoted on the “pink sheets”, which is an automated quotation system under which broker-dealers publish quotes for trading in over-the-counter securities. Therefore, we are evaluating the benefits of having our common stock quoted on the OTCBB or the “pink sheets”. We anticipate that the move to the OTCBB would provide meaningful savings to us as a result of the elimination of fees associated with being listed on a national stock exchange and the move to the pink sheets would provide substantial savings as a result of the elimination of the costs of being registered under the Exchange Act. Analysis of a move to the OTCBB or the “pink sheets” involves not only reducing costs, but also our expected sources of future capital as well as the number of record holders of our outstanding common stock. A move to having our common stock quoted on the OTCBB or the “pink sheets” may result in a less liquid market for our shares and with respect to the “pink sheets” less readily available information on us, but would result in continued public trading of our common stock by holders wishing to trade.

We expect to incur negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our current liabilities and other obligations as they become due and payable. Accordingly, in approximately the next three months we will need to seek to obtain additional debt or equity financing through a public or private placement of shares of our preferred or common stock or through a public or private financing or we will need to effect a transaction for the sale or license of a part, substantially all or all of our assets. Our ability to meet such obligations will depend on our ability to sell securities, borrow funds, reduce operating costs, effect a transaction for the sale or license of a part, substantially all or all of our assets, or some combination thereof. We may not be successful in obtaining necessary financing on acceptable terms, if at all. As of June 30, 2009, we had negative working capital of $2,496,055, accumulated deficit of $45,817,552 and total stockholders’ deficit of $2,217,760. Cash used in operations for the six months ended June 30, 2009 was $2,858,580. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern. The financial statements filed as part of this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

Upon receipt of approximately $27.3 million raised through a private placement of our common stock which was completed in the fourth quarter of 2006, we strategically began our operating activities and research and development efforts which resulted in a net loss of $23.0 million in 2008 and $1.2 million during the six months ended June 30, 2009, including a reduction in arbitration liabilities of approximately $1.6 million and change in fair value of shares issuable of approximately $1.6 million as a result of the issuance of the Partial Final Award and the execution of the Agreement and Stipulation regarding Partial Final Award entered into between us and National Quality Care, Inc. (NQCI) in connection with the arbitration proceeding between us and NQCI discussed in Note 4, “Legal Proceedings” below. Both the reduction of $1.6 million and the change in fair value of $1.6 million were non-cash items. In addition, we invested $25.0 million in high grade money market funds and marketable securities during the first quarter of 2007 and since then, we sold $24.6 million of these investments, leaving a balance of $0.4 million as of June 30, 2009.

Pursuant to the terms of the Partial Final Award issued on April 13, 2009, NQCI was awarded an amount equal to approximately $1.87 million in attorneys’ fees and costs consistent with the Arbitrator’s order issued on August 13, 2008 related to the same and NQCI’s application for interim royalties and expenses was denied. For a further discussion of the Partial Final Award, see Note 4, “Legal Proceedings” below. We intend to pay the $1.87 million in attorneys’ fees and costs due to NQCI from the proceeds received in connection with the consummation of the Proposed Transaction or another Transaction (each term as defined below in Note 4, “Legal Proceedings”), if such transaction is consummated, or upon raising of additional capital to sufficiently satisfy the award and/or other immediate liquidity requirements, which funds we will need to obtain within approximately the next 90 days. Pursuant to the terms of the Stipulation entered into between Operations and NQCI on August 7, 2009, in connection with the Memorandum, as more fully explained below in Note 4, “Legal Proceedings”, NQCI agreed not to attempt before December 1, 2009 to execute on or file any motion, petition or application or commence any proceeding seeking the collection of such award of attorneys’ fees and costs, which is intended to allow us, Operations and NQCI a sufficient period within which to execute a definitive acquisition agreement in connection with the Proposed Transaction or another Transaction. Such period shall automatically be extended for a period of 120 days from December 1, 2009 if the acquisition agreement is executed in full on or before December 1, 2009. In addition, if the execution of the acquisition agreement occurs on or before December 1, 2009, the December 1, 2009 deadline shall automatically be further extended for a period of 60 days for each amendment to a proxy or information statement related to the transactions contemplated by the acquisition agreement, filed by us in response to comments made by the U.S. Securities and Exchange Commission (the “SEC”). However, there can be no assurances that the Proposed Transaction or any other Transaction will occur.

We are a medical device company developing an innovative extra-corporeal platform technology to be used in devices to replace the function of various human organs. We hope that the platform will lead to three initial products: (i) a Portable Artificial Kidney (PAK) for attended care Renal Replacement Therapy, (ii) a PAK for home hemodialysis and (iii) a Wearable Artificial Kidney (WAK) for continuous ambulatory hemodialysis. Our rights to the WAK derive in part from the License Agreement between Operations and NQCI, dated as of September 1, 2006 (License Agreement), pursuant to which we obtained a perpetual exclusive license in the Technology. See Note 4, “Legal Proceedings” below.

We have focused much of our efforts on development of the PAK, which has not been derived from the technology covered by the License Agreement. Through our research and development efforts, we have completed functional prototypes of our hospital and home PAKs that we plan to commercialize after 510(k) notification clearance from the Food and Drug Administration (FDA) which we plan to seek in the future, provided funds are available for further development of our prototype devices. Prior to the 510(k) submission to the FDA for clinical use under direct medical supervision, the units will undergo final verification and validation. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We hope to begin to shift out of the development and build phase of the prototype equipment and into product phase, which should help us to reduce the related spending on research and development costs as well as consulting and material costs. See Note 15, “Product Development Agreement” below. With this transition, we hope to shift available resources towards verification and validation of our devices along with developing a marketing plan for the PAK.

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

Partial Final Award

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

As a result of the award to NQCI under the terms of the Partial Final Award of approximately $1.87 million in attorneys’ fees and costs but denial of NQCI’s application of interim expenses, we reversed the accruals for the related expenses resulting in an approximately $1.0 million non-operating reduction in arbitration liabilities to the statement of operations for the six months ended June 30, 2009.  The $1.87 million award of NQCI’s attorneys’ fees and costs was recognized as “Other expenses” during the year ended December 31, 2008, and remains accrued under “Accrued legal fees & licensing expense” as of June 30, 2009.

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

Binding Memorandum of Understanding

On August 7, 2009, to clarify, resolve and settle certain issues and any disputes that have arisen between us and NQCI with respect to the Partial Final Award and the Proceeding, we and Operations (collectively, the “Xcorp Parties”) entered into a Binding Memorandum of Understanding (the “Memorandum”) with NQCI (NQCI, together with the Xcorp Parties is collectively referred to as the “Parties”). Under the terms of the Memorandum, among other things, the Parties agreed to: (i) assign and transfer all of their rights, title and interest in and to certain technology comprised of a certain U.S. Patent Application and related intellectual property (as described in the Memorandum) (the “Polymer Technology”) to a limited liability company to be formed under the laws of the State of Delaware (the “Joint Venture”), which will be jointly owned by the Parties and through which the Parties will jointly pursue the development and exploitation of the Polymer Technology, and (ii) negotiate, execute and deliver within 60 days following the Stockholder Vote Date (as defined below) an operating agreement governing the operation of the Joint Venture based on the terms set forth in the Memorandum (the “Operating Agreement”).

The Xcorp Parties and NQCI will be the initial two members of the Joint Venture (Xcorp Parties’ interest shall be held of record by either us or Operations, as determined by the Xcorp Parties) with NQCI and the Xcorp Parties having a 60% and 40% membership interest (the “Membership Interests”) in the Joint Venture, respectively. Subject to such other terms and provisions as the Parties may agree upon, the Operating Agreement shall include the following terms:

•	the Joint Venture shall be managed by a three-member board of managers (the “JV Board”);
•
until such time as NQCI fails to hold a greater percentage of the Membership Interests than the Xcorp Parties, two members of the JV Board (each, a “JV Manager”) shall be designated by NQCI and until such time as the Xcorp Parties fail to hold at least 10% of the Membership Interests and one JV Manager shall be designated by the Xcorp Parties;

•
NQCI shall have the right to appoint a Chairman and/or a Chief Executive Officer of the Joint Venture, who will have day-to-day management authority with respect to the Joint Venture, subject to oversight by the JV Board and the terms and conditions of the Memorandum and the Operating Agreement, and a Chief Scientific Officer, who may be employed by the Joint Venture upon customary and reasonable terms and conditions;

•
if a JV Manager provides additional services to the Joint Venture as an employee or a consultant, he or she may be compensated by the Joint Venture as is mutually reasonably approved in writing by the Parties; provided that with the exception of reimbursement of reasonable expenses incurred in connection with their services performed for the Joint Venture in their official officer capacity, neither Robert Snukal, the Chief Executive Officer of NQCI, nor Kelly McCrann, our Chairman and Chief Executive Officer, (or such other persons as may be appointed or elected in their place) shall in any event receive a salary or other compensation from the Joint Venture;

•
except as otherwise required by law, all decisions related to the operations of the Joint Venture shall be made by a majority of the JV Board, except that certain actions (as described in the Memorandum) by the Joint Venture or any of its subsidiaries shall require the affirmative vote or written consent of the holders of at least 90.1% of the Membership Interests then outstanding; and

•
from and after August 1, 2009, the Xcorp Parties shall pay 61% and NQCI shall pay 39% of the reasonable costs and expenses related to protecting, preserving and exploiting the Licensed Technology (as defined below).

In addition, the Xcorp Parties agreed to contribute $500,000 in cash to the bank account established by the Joint Venture, on the later of (x) three business days of the consummation of the first to occur of the Proposed Transaction or another Transaction (as such terms are defined below) and (y) the date on which the Joint Venture establishes such bank account, for which the Parties (or their representatives) shall be joint signatories. Furthermore, provided that the Proposed Transaction or a Transaction has been consummated, NQCI agreed to contribute on the Xcorp Parties’ behalf an additional $500,000 in cash to the Joint Venture at such time as the JV Board reasonably determines that such funds are required to facilitate the Joint Venture’s development of the Polymer Technology. This additional contribution amount will be reimbursed to NQCI by the Xcorp Parties from the first funds distributed to the Xcorp Parties by the Joint Venture (other than pursuant to certain quarterly tax related distributions). Additionally, with respect to the Joint Venture, the Parties agreed to certain liquidity rights consisting of customary rights of first refusal and co-sale rights, unlimited piggyback registration rights and the right to up to two demand registrations (subject to lock-ups and other underwriter requirements), customary preemptive rights (available to a member of the Joint Venture for so long as such member holds at least 10% of the Membership Interests then outstanding), customary anti-dilution protections and other standard distribution and information rights.

The Parties also agreed to cooperate as reasonably required by the Xcorp Parties in order for us to consummate a transaction involving an exclusive license and/or sale to a third party (the “Proposed Transaction”) of a part, substantially all or all of our technology and other intellectual property rights licensed to us under the License Agreement and which transaction may also include an arrangement with respect to the Polymer Technology (the “Licensed Technology”), or any other transaction (a “Transaction”) involving the sale, license or other disposition by us of a part, substantially all or all of the Licensed Technology. The Parties further agreed that upon the consummation of a Proposed Transaction, they will allocate any license fees and any other additional consideration received in such transaction between the Parties (collectively, the “Transaction Proceeds”), in accordance with the terms set forth in the Memorandum and summarized below, subject to the actual terms of the Proposed Transaction, when and if such transaction is consummated. However, there can be no assurances that the Proposed Transaction or any other Transaction will occur or that the terms thereof will be similar to those provided for in the Memorandum and summarized below, and the actual terms of the Proposed Transaction or another Transaction will be provided for in the definitive agreement entered into in connection with such transaction.

•
NQCI shall receive 36.96% of the Transaction Proceeds (which amount is intended to represent an amount equal to 39% of the net royalty payments provided for by the terms of the Partial Final Award following the deduction therefrom of the Xcorp Parties expenses incurred in connection with the Proposed Transaction), plus $1,871,430 in attorneys’ fees and costs payable to NQCI pursuant to the terms of the Partial Final Award (collectively, the “NQCI Amount”);

•
The third party will pay the Xcorp Parties $250,000 upon the earlier of the signing of a letter of intent and an acquisition agreement providing for the Proposed Transaction, approximately 50% (less the foregoing $250,000) of the Transaction Proceeds payable in cash to the Xcorp Parties upon the closing of the Proposed Transaction (the “First Installment”), approximately 25% of such proceeds such number of months after the consummation of the Proposed Transaction as provided in the documents governing the Proposed Transaction (the “Second Installment”) and 25% of such proceeds about 12 months after the payment of the Second Installment (the “Third Installment”, and collectively with the First Installment and the Second Installment, the “Installments”).

•
The Transaction Proceeds shall be allocated between the Parties as follows: (i) $250,000 to the Xcorp Parties, payable to the Xcorp Parties on the earlier of the signing of a letter of intent and an acquisition agreement providing for the Proposed Transaction, (ii) to NQCI, an amount equal to the NQCI Amount less the sum of the Second Installment and the Third Installment, payable to NQCI within seven business days of receipt of the First Installment, (iii) to the Xcorp Parties, the remainder of the First Installment, (iv) to NQCI, the amount of the Second Installment, payable to NQCI within three business days of receipt of the Second Installment, (v) to NQCI, the amount of the Third Installment, payable to NQCI within three business days of receipt of the Third Installment (the “Third NQCI Payment”) and (vi) the remainder of the Transaction Proceeds shall be retained by the Xcorp Parties; provided that under no circumstances shall NQCI be entitled to or receive from the Transaction Proceeds an amount greater than the NQCI Amount;

•
In the event any of the Installments are paid by the third party in other than cash, NQCI shall receive its proportionate share of such consideration in accordance with the terms of the Memorandum; and

•	The Xcorp Parties shall also pay to NQCI 39% of any royalty or other payments received by the Xcorp Parties in excess of the Transaction Proceeds in connection with the Proposed Transaction.

In the event that the timing or the amount of the payments from the third party under the terms of the Proposed Transaction (or another Transaction) is other than as contemplated in the Memorandum, the Parties shall make such equitable adjustments as are required to preserve, to the maximum extent possible, the intent of the distribution of Transaction Proceeds provisions of the Memorandum. In the event that the Xcorp Parties do not consummate the Proposed Transaction or if the terms of the Proposed Transaction are other than what is contemplated under the Memorandum and the Xcorp Parties instead consummate an alternative Transaction, the Parties shall apply the methodology specified in the Memorandum to the maximum extent possible in order to allocate between them the proceeds of such Transaction.

Additionally, NQCI agreed to use its best efforts to enter into an agreement with a certain third party pursuant to which such third party and NQCI will each (a) confirm and acknowledge (i) their joint ownership of the Polymer Technology, (ii) the existence and validity of the exclusive license to NQCI of the medical applications of the Polymer Technology and (iii) the existence and validity of the exclusive license to such third party of the non-medical applications of the Polymer Technology; and (b) agree to prepare, execute and deliver as promptly as practicable upon request by either of such parties a definitive license agreement reflecting the terms and conditions of the foregoing exclusive licenses. The Parties also agreed to certain customary representation and warranty, indemnity and other miscellaneous terms.

The foregoing summary of the Memorandum and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Memorandum, which is filed as part of this Quarterly Report as Exhibit 10.1.

Agreement and Stipulation Regarding Partial Final Award

In connection with the issuance of the Partial Final Award and the execution of the Memorandum between the Parties, on August 7, 2009 Operations entered into an Agreement and Stipulation Regarding Partial Final Award (the “Stipulation”) with NQCI. Pursuant to the terms of the Stipulation, Operations and NQCI agreed (i) not to challenge the terms of the Partial Final Award or any portion of such award, (ii) that any of the Parties may, at any time, seek to confirm all but not part of the Partial Final Award through the filing of an appropriate petition or motion with the appropriate court and in response to such action to confirm the Partial Final Award, no Party will oppose, object to or in any way seek to hinder or delay the court’s confirmation of the Partial Final Award, but will in fact support and stipulate to such confirmation, (iii) to waive any and all right to appeal from, seek appellate review of, file or prosecute any lawsuit, action, motion or proceeding, in law, equity, or otherwise, challenging, opposing, seeking to modify or otherwise attacking the confirmed Partial Final Award or the judgment thereon and (iv) subject to certain conditions, NQCI will not attempt before December 1, 2009 (the “Non-Execution Period”) to execute on or file any motion, petition or application or commence any proceeding seeking the collection of any attorneys’ fees that have been awarded in NQCI’s favor under the terms of the Partial Final Award, which is intended to allow the Parties a sufficient period within which to execute a definitive acquisition agreement (the “Acquisition Agreement”) in connection with the Proposed Transaction or another Transaction; provided that such period shall automatically be extended for a period of 120 days from December 1, 2009 (the “Extension Date”) if the Acquisition Agreement is executed in full on or before December 1, 2009. If the execution of the Acquisition Agreement occurs on or before December 1, 2009, the Extension Date shall automatically be further extended for a period of 60 days for each amendment to a proxy or information statement related to the transactions contemplated by the Acquisition Agreement, filed by us in response to comments made by the SEC.

In the event we enter into an Acquisition Agreement for the Proposed Transaction or another Transaction, we anticipate that we will call a special or annual meeting of our stockholders at which our stockholders will be asked to vote on the terms of such transaction, pursuant to a proxy or information statement that we would file with the SEC in connection therewith (the “Stockholder Vote Date”). If and when we do file such proxy or information statement with the SEC, our stockholders and other investors are urged to carefully read such statement and any other relevant documents filed with the SEC when they become available, because they will contain important information about us and the transaction. Copies of such proxy or information statement and other documents filed by us with the SEC will be available at the Web site maintained by the SEC at www.sec.gov.

The foregoing summary of the Stipulation and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Stipulation, which is filed as part of this Quarterly Report as Exhibit 99.2.

As a result of the issuance of the Partial Final Award and the execution of the Stipulation and the Memorandum, the Technology Transaction will not occur, we will no longer be obligated to issue the 9,230,000 shares of our common stock (Shares) to NQCI formerly required pursuant to the terms of the Second Interim Award issued by the Arbitrator on August 4, 2008, and we will no longer be required to file a resale registration statement under the Securities Act of 1933, as amended, for the Shares. Accordingly, the net fair value of $1,569,100 for the 9,230,000 issuable shares accrued under “Shares issuable” as of December 31, 2008, was reversed resulting in an adjustment of $1,569,100 to non-operating income in the statement of operations, recognized as “Change in and reduction of shares issuable”, for the six months ended June 30, 2009.

In addition, pursuant to the terms of the Stipulation and the Memorandum, we reversed the accruals for the minimum royalty under the terms of the License Agreement, resulting in a $645,833 non-operating reduction in arbitration liabilities to the statement of operations for the three and six months ended June 30, 2009. See Note 12, “License Agreement” below.

In the event we are unable to comply with the terms of the Stipulation, this could have a material adverse effect on our capital structure, business and financial condition.

Note 5 – Cash Equivalents and Marketable Securities

We invest available cash in short-term commercial paper, certificates of deposit, money market funds, and high grade marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. Investments, including certificates of deposit with maturity dates greater than three months when purchased, and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Historically, we have complied with our investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. However, recently, our ability to continue to follow this policy has not been practicable due to the small aggregate amount of investment funds that has been remaining for investment. As a result, as of June 30, 2009, all of our cash was held in high grade money market funds and commercial paper.

Restricted cash represents deposits secured as collateral for a letter of credit pursuant to our operating facility lease agreement at June 30, 2009.

Note 6 – Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities and adopted the deferred provisions of the standard effective January 1, 2009, with no significant effect.

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

Beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by SFAS 157, are as follows:

•	Level I - inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date..

•	Level II - inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.

•	Level III - unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$92,116	$-	$-	$92,116
Marketable securities:
Commercial paper	250,000	-	-	250,000
Corporate securities fixed rate	-	-	-	-
Money market fund	156,927	-	-	156,927
Restricted cash	305,871	-	-	305,871
Total assets (1)	$804,914	$-	$-	$804,914

(1) The carrying amount for cash and cash equivalents, marketable securities, and restricted cash approximates the fair value of such instruments due to the variable rate of interest and/or the short maturities of these financial instruments.

FASB Statement 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value. The carrying amounts reported on our balance sheet for cash and cash equivalents, marketable securities and restricted cash approximates the fair value because of the variable rate of interest and/or short-term maturity of these financial instruments. The total aggregate carrying value of our cash and cash equivalents, marketable securities and restricted cash was $804,914 and $3,664,974 as of June 30, 2009 and December 31, 2008, respectively, which approximates the total aggregate fair value at the end of the same periods. As considerable judgment is required to develop estimates of fair value, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Short-term investments classified as available-for-sale were as follows:

	June 30, 2009
	Aggregate Fair Value	Gross Unrealized Gains / (Losses)	Estimated Fair Value
Commercial paper	$250,000	$-	$250,000
Corporate securities fixed rate	-	-	-

Total	$250,000	$-	$250,000

We review impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. We consider these investments not to be impaired as of June 30, 2009.

There were no gross unrealized gains or losses as of June 30, 2009.

Note 7 – Property and Equipment

Property and equipment consist of the following at June 30, 2009:

Property and equipment	$474,244
Accumulated depreciation	(196,782)
Property and equipment, net	$277,462

Depreciation expense for the three and six months ended June 30, 2009 was $30,738 and $61,571, respectively, compared to $26,061 and $48,554, respectively, for the same periods in 2008.

During the three months ended June 30, 2009, we disposed of two fixed assets decreasing our property and equipment by an aggregate of $2,514 and as a result, we recognized a total net loss on disposal in the amount of $382.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we performed a test of recoverability on our property and equipment as of June 30, 2009. As a result of this test, we determined our property and equipment not to be impaired and the carrying value to be recoverable.

Note 8 – Shares Issuable

Formerly, pursuant to the terms of the Second Interim Award issued on August 4, 2008, which stated that, if the Technology Transaction is submitted to and approved by our stockholders, 9,230,000 shares of our common stock were required to be issued to NQCI to effectuate the transaction, we accrued for the issuance of 9,230,000 shares of our common stock to NQCI. As the Second Interim Award stated that we must issue 9,230,000 upon the closing of the Technology Transaction and we were unable to consummate the transaction, such contingency not being within our control, we therefore, recorded the issuance as a liability, rather than as an equity issuance. As of December 31, 2008, we accrued for the 9,230,000 shares of our common stock to be issued to NQCI in accordance with FASB 5, Accounting for Contingencies, with the initial fair value of the shares measured on August 4, 2008, the date of the Second Interim Award. Until issued, the shares were marked to market in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), with subsequent changes in fair value recorded as non-operating change in fair value of shares issuable to our statement of operations. The fair value of the shares was measured using the closing price of our common stock on the reporting date. The measured fair value of $10,153,000 for the accrued 9,230,000 shares on August 4, 2008, the date of the Second Interim Award, was accrued under “Shares issuable” and expensed to “Research and development.” From marking to market, the fair value of the shares issuable was revalued at $1,569,100 as of December 31, 2008. The resulting non-operating adjustment in fair value of $8,583,900 to the statement of operations for the year ended December 31, 2008 was recognized as “Change in fair value of shares issuable.”

As a result of the issuance of the Partial Final Award and the execution of the Stipulation and the MOU, see Note 4, “Legal Proceedings” above, the Technology Transaction will not occur, we will no longer be obligated to issue the Shares to NQCI formerly required pursuant to the terms of the Second Interim Award, we will no longer be required to file a resale registration statement under the Securities Act for the Shares and the Technology Transaction will not be submitted to our stockholders for approval. Accordingly, the net fair value of $1,569,100 for the 9,230,000 issuable shares accrued under “Shares issuable” as of December 31, 2008, was reversed due to the arbitrator’s Partial Final Award, resulting in an adjustment of $1,569,100 to non-operating income in the statement of operations, recognized as “Change in and reduction of shares issuable”, for the six months ended June 30, 2009.

Note 9 - Leases

As of February 22, 2008, we entered into a 5-year lease agreement and relocated our corporate office to a location in Los Angeles, CA. The total lease payments will be $1,096,878 over the lease term. As of June 30, 2009, our remaining total lease payments for our corporate office are $850,381.

The following is a schedule by years of future minimum lease payments required under the 5-year corporate office lease as of June 30, 2009:

Year ending December 31:
2009	$108,626	(1)
2010	224,650
2011	233,528
2012	242,842
2013	40,735	(2)

Total minimum payments required	$850,381

(1) excludes lease payments made through June 30, 2009
(2) initial term of the lease agreement ends February 2013

In October 2008, we entered into a 5-year lease agreement through November 26, 2013, for our new operating facility in Lake Forest, CA. The lease agreement includes a tenant improvement allowance of $363,800, 50% of which can be applied to rent payments with the remaining 50% applied to tenant improvement and related expenditures. As of June 30, 2009, we expended $88,865 in improvement and related expenses. After the drawdown of the 50% of the tenant improvement allowance applicable to rent payments, in lieu of reimbursement to us of cash by the landlord for the incurred improvements, the $88,865 will be applied to rent payments going forward. The $88,865 was recognized under “Tenant improvement allowance receivable” as of June 30, 2009. The total lease payments, including the 50% of the tenant improvement allowance applied to rent payments, will amount to $1,367,507 over the lease term. As of June 30, 2009, our remaining total lease payments for our new operating facility are $1,317,288.

The following is a schedule, by years, of future minimum lease payments required under the 5-year operating facility lease as of June 30, 2009:

Year ending December 31:
2009	112,297	(1)
2010	293,722
2011	303,994
2012	314,266
2013	293,009	(2)

Total minimum payments required	$1,317,288

(1) excludes lease payments made through June 30, 2009
(2) initial term of the lease agreement ends November 2013

All of the space is in good condition and we expect it to remain suitable to meet our needs for the foreseeable future. We intend to consolidate our offices and sublease our current corporate office located in Los Angeles, California. As of June 30, 2009, we continued to utilize both locations.

Note 10 – Interest Income

Interest income of $2,835 and $10,742 and $82,226 and $234,694 was reported for the three and six months ended June 30, 2009 and 2008, respectively.

Note 11 – Related Party Transactions

In connection with the contribution of the assets to us, on August 31, 2006 we issued to Consolidated National, LLC (CNL) of which Terren Peizer, a member of our Board of Directors, who beneficially owns 42.2% of our outstanding common stock as of June 30, 2009, is the sole managing member and beneficial owner, an aggregate of 9,600,000 shares of our common stock of which 6,232,596 shares are still held by CNL.

We previously entered into an Executive Chairman Agreement with Terren Peizer, formerly our Executive Chairman and currently a member of our Board of Directors, for an initial term of three years, with automatic one-year renewals. Mr. Peizer served as our Executive Chairman until October 2008, however the Executive Chairman Agreement was not terminated and remains in place. For his services as our Executive Chairman, Mr. Peizer was (i) scheduled to receive compensation in the amount of $450,000 per annum as of July 1, 2007, with a signing bonus of $225,000, (ii) scheduled to receive an annual bonus at the discretion of our Board of Directors based on our performance goals and targeted at 100% of his base compensation and (iii) eligible to participate in any of our equity incentive plans. In the event Mr. Peizer’s position was terminated without good cause or he resigned for good reason, we were obligated to pay Mr. Peizer a lump sum in an amount equal to three years’ base compensation plus 100% of the targeted bonus. Pursuant to the Executive Chairman Agreement, Mr. Peizer was paid as an independent consultant. In August 2008, we agreed with Mr. Peizer that effective then we would cease making cash compensation payments to him under his Executive Chairman Agreement and would defer such cash compensation payments until further notice. As such, and in accordance with the terms of his agreement, we accrued, under “Accrued professional fees”, $393,750 of his deferred compensation as of June 30, 2009.

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

Dr. Gura maintains an office located in Beverly Hills, California. Pursuant to a reimbursement agreement effective January 29, 2008, we reimburse 50% of the rental and 50% of his monthly parking. The term of the agreement commenced on April 23, 2007, the date of the office lease agreement, and will continue until the date on which Dr. Gura ceases to use the remote office to perform his duties as our Chief Medical and Scientific Officer. From commencement through June 30, 2009, we reimbursed Dr. Gura $2,115 and $52,204 for 50% of the monthly parking and rental, respectively.

Note 12 – License Agreement

On August 31, 2006, we entered into a Contribution Agreement with CNL. We issued CNL 9,600,000 shares of common stock in exchange for (a) the right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into a License Agreement with NQCI, pursuant to which we obtained the exclusive rights to the technology relating to our kidney failure treatment and other medical devices which, as listed under “Technology” on the License Agreement, are “all existing and hereafter developed Intellectual Property, Know-How, Licensor Patents, Licensor Patent Applications, Derivative Works and any other technology, invented, improved or developed by Licensor, or as to which Licensor owns or holds any rights, arising out of or relating to the research, development, design, manufacture or use of (a) any medical device, treatment or method as of the date of this Agreement, (b) any portable or continuous dialysis methods or devices, specifically including any Wearable Artificial Kidney and related devices, (c) any device, methods or treatments for congestive heart failure, and (d) any artificial heart or coronary device.” Operations was a shell corporation prior to the transaction. We valued the License Agreement at the carry-over basis of $1,000. As consideration for being granted the License, we agreed to pay to NQCI a minimum annual royalty of $250,000, or 7% of net sales, although we have asserted in the Proceeding that NQCI’s breaches of the License Agreement excused our obligation to make the minimum royalty payments. However, as a result of the execution of the Memorandum and the Stipulation, NQCI agreed to forego the interim royalties and, we will no longer be obligated to pay NQCI any interim royalty payments under the License Agreement. For a more detailed discussion of the Memorandum and the Stipulation, see Note 4, “Legal Proceedings” above.

Although under the terms of the Partial Final Award the Arbitrator denied NQCI’s application for interim royalties, we recorded $645,833 in royalty expenses covering the minimum royalties from commencement of the License Agreement through March 31, 2009. On August 7, 2009, Operations and us entered into the Memorandum and the Stipulation with NQCI pursuant to which the parties agreed to forego the interim royalties (provided for under the terms of the Partial Final Award). As a result, we reversed the accruals for the minimum royalty payments, resulting in a $645,833 non-operating reduction in arbitration liabilities to the statement of operations for the three and six months ended June 30, 2009. See Note 4, “Legal Proceedings” above.

Note 13 – Stock Options and Warrants

Incentive Compensation Plan

On October 12, 2007, we adopted the Xcorporeal, Inc. 2007 Incentive Compensation Plan and the related form of option agreement that is substantially identical to the 2006 Incentive Compensation Plan that was in effect at Operations immediately prior to the merger.

The plan authorizes the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights. There are 3,900,000 shares of common stock authorized for issuance under to the 2007 Incentive Compensation Plan (subject to adjustment in accordance with the provisions of the plan). The plan will continue in effect for a term of up to ten years. As of June 30, 2009, there were outstanding options to purchase 720,000 shares of our common stock and 3,180,000 shares were available for issuance under the 2007 Incentive Compensation Plan.

On October 12, 2007, we also assumed options to purchase up to 3,880,000 shares of common stock that were granted by Operations under its 2006 Incentive Compensation Plan, of which 1,635,000 have since been forfeited, canceled, or expired, and therefore, options to purchase 2,245,000 shares of our common stock remain outstanding.

Stock Options to Employees, Officers and Directors

The Compensation Committee of our board of directors determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period. Options generally vest over five years and have a maximum life of ten years.

During the three months ended June 30, 2009, an aggregate of 178,500 options were forfeited due to the termination of a certain employee and the expiration of vested shares on May 12, 2009 unexercised by the employees terminated on March 13, 2009.

We reported $661,780 and $1,047,628 in stock-based compensation expense for employees, officers, and directors for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, we reported $960,840 and $2,081,958 in stock-based compensation expense for employees, officers, and directors, respectively.

All compensation expense for stock options granted has been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the six months ended
June 30, 2009
Expected dividend yields	zero
Expected volatility	130%
Risk-free interest rate	3.53-3.81%
Expected terms in years	2.38-9.26 years

Warrants and Stock Options to Non-Employees

During the three months ended June 30, 2009, we did not issue any warrants. As of June 30, 2009, there were 551,721 warrants outstanding, which were fully vested and exercisable.

We reported $1,895 and $3,666 in stock-based compensation expenses for consultants for the three and six months ended June 30, 2009, respectively. We reported $9,256 and $84,745 in stock-based compensation expense for consultants for the three and six months ended June 30, 2008, respectively. The reduction in stock-based compensation expense was a result of options and warrants vesting and their forfeiture as a result of a termination of a consultant.

Compensation for options granted to non-employees has been determined in accordance with SFAS No. 123R, EITF 96-18, and EITF 00-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by Financial Accounting and Standards Board (FASB) Emerging Issues Task Force No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring or In Conjunction With Selling Goods Or Services.

All charges for warrants granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the six months ended
June 30, 2009
Expected dividend yields	zero
Expected volatility	130%
Risk-free interest rate	1.05-3.19%
Expected terms in years	0.39-7.87 years

The following table shows the change in unamortized compensation expense for stock options and warrants issued to employees, officers, directors and non-employees during the six months ended June 30, 2009:

	Stock Options and Warrants Outstanding		Unamortized Compensation Expense

January 1, 2009	4,429,221		$10,092,109

Granted in the period	-		-

Forfeited & Cancelled in the period	(912,500	)(1)	(2,932,478)

Expensed in the period	-		(1,488,719)

Exercised in the period	-		-

June 30, 2009	3,516,721		$5,670,912

(1) As part of streamlining our operations, we terminated 19 employees on March 13, 2009 and one employee on April 30, 2009. As a result, the terminated employees’ unvested and unexercised vested options were forfeited. The employees terminated on March 13, 2009 did not exercise their vested options and therefore, the vested options expired on May 12, 2009, 60 days from termination.

	Number of Options and Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at January 1, 2009	4,429,221	$5.62
Granted	-	-
Exercised	-	-
Forfeited & Cancelled	(912,500)	7.00
Balance at June 30, 2009	3,516,721	$5.26

Note 14 – Stockholders’ Deficit

Our “Total Stockholders’ Deficit” as of June 30, 2009, is a result of our continued operating losses with our deficit accumulated during the development stage being greater than our additional paid in capital.

Note 15 – Product Development Agreement

In July 2007, we entered into the Aubrey Agreement for assistance with the development of the PAK. As of March 31, 2009, the work was completed and we terminated the agreement with Aubrey.

Note 16 – Subsequent Events

In the ongoing efforts to reduce our burn rate as well as refocusing current resources to improve our liquidity position, we have deferred 50% of the compensation for 5 of our 6 active employees effective July 1, 2009. See Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for additional information on our operations and liquidity.

On August 7, 2009, to clarify, resolve and settle certain issues and any disputes that have arisen between us and NQCI with respect to the Partial Final Award and the Proceeding, we and Operations entered into a Binding Memorandum of Understanding with NQCI. Under the terms of the Memorandum, among other things, the Parties agreed to assign and transfer all of their rights, title and interest in and to the Polymer Technology to a limited liability company to be formed by us and NQCI, which will be jointly owned by us, Operations and NQCI and through which such parties will jointly pursue the development and exploitation of the Polymer Technology, and to negotiate, execute and deliver an operating agreement governing the operation of such joint venture based on the terms set forth in the Memorandum. The Parties also agreed to cooperate as reasonably required by the Xcorp Parties in order for us to consummate the Proposed Transaction or any other Transaction. The Parties further agreed that upon the consummation of a Proposed Transaction, they will allocate any license fees and any other additional consideration received in such transaction between themselves in accordance with the terms of the Memorandum

In connection with the issuance of the Partial Final Award and the execution of the Memorandum between the Parties, on August 7, 2009 Operations also entered into the Stipulation with NQCI. Pursuant to the terms of the Stipulation, Operations and NQCI agreed (i) not to challenge the terms of the Partial Final Award or any portion of such award, (ii) that any of the Parties may, at any time, seek to confirm all but not part of the Partial Final Award through the filing of an appropriate petition or motion with the appropriate court and in response to such action to confirm the Partial Final Award, no Party will oppose, object to or in any way seek to hinder or delay the court’s confirmation of the Partial Final Award, but will in fact support and stipulate to such confirmation, (iii) to waive any and all right to appeal from, seek appellate review of, file or prosecute any lawsuit, action, motion or proceeding, in law, equity, or otherwise, challenging, opposing, seeking to modify or otherwise attacking the confirmed Partial Final Award or the judgment thereon and (iv) subject to certain conditions, NQCI will not attempt during  the Non-Execution Period to execute on or file any motion, petition or application or commence any proceeding seeking the collection of any attorneys’ fees that have been awarded in NQCI’s favor under the terms of the Partial Final Award, which is intended to allow the Parties a sufficient period within which to execute the Acquisition Agreement in connection with the Proposed Transaction or a Transaction; provided that such period shall automatically be subject to extension as more fully described in the Memorandum.

Pursuant to the terms of the Stipulation and the Memorandum, the parties agreed to forego the interim royalties provided for under the terms of the Partial Final Award. As a result, we reversed the accruals for the minimum royalty payments, resulting in a $645,833 non-operating reduction in arbitration liabilities to the statement of operations for the three and six months ended June 30, 2009. For a more detailed discussion of the specific terms of the Memorandum and the Stipulation, see Note 4 “Legal Proceedings” above.

Management has evaluated subsequent events, and the impact on the reported results and disclosures, through August 13, 2009, which is the date these financial statements were issued and filed with the SEC.

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

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this Quarterly Report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, and Section 27A of the Securities Act of 1933, or the “Securities Act”. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. Such forward-looking statements, including, without limitation, those relating to our future business prospects, revenues and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of this Quarterly Report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described below in Item 1A - Risk Factors, in the section captioned “Risk Factors” of our Annual Report on Form 10-K, or the “Annual Report”, filed with the United States Securities and Exchange Commission, or the “SEC”, on March 31, 2009, and in the section captioned “Risk Factors” of our Quarterly Report on Form 10-Q, or the “Quarterly Report”, filed with the SEC, on May 15, 2009, that may affect the operations, performance, development and results of our business. Because these factors could cause our actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
•
the results of the arbitration proceeding with National Quality Care, Inc., or “NQCI”, and its impact on our ability to exercise our rights under the Perpetual License in the Technology (each capitalized term as defined below) granted to us by NQCI;

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

Our WAK is a device for the chronic treatment of ESRD. We have successfully demonstrated a prototype system that weighs less than 6 kg., is battery operated, and can be worn by an ambulatory patient. Subject to us first entering into a transaction for the sale of a part, substantially all or all of our assets, assuming we are able to raise funds to satisfy our current liabilities and other obligations as they become due and obtain additional debt or equity financing, we will continue to evaluate the feasibility of furthering our development of this product.

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

We have focused much of our efforts on development of the PAK, which we do not believe has been derived from the Technology (as defined below) covered by the License Agreement (as defined below). As described below under “Recent Developments,” assuming the results of the arbitration proceeding are final and subject to us first entering into a transaction for the sale of a part, substantially all or all of our assets, we will determine whether to devote any available resources to development of the WAK. Because none of our products is yet at a stage where it can be marketed commercially and because of the capital limitations that we are experiencing, we are not able to predict what portion of our future business, if any, will be derived from each of our products.

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

Recent Developments

Issuance of the Partial Final Award; Execution of the Agreement and Stipulation Regarding Partial Final Award and Binding Memorandum of Understanding with NQCI

Partial Final Award

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

Binding Memorandum of Understanding

On August 7, 2009, to clarify, resolve and settle certain issues and any disputes that have arisen between us and NQCI with respect to the Partial Final Award and the Proceeding, we and Operations (collectively, the “Xcorp Parties”) entered into a Binding Memorandum of Understanding (the “Memorandum”) with NQCI (NQCI, together with the Xcorp Parties is collectively referred to as the “Parties”). Under the terms of the Memorandum, among other things, the Parties agreed to: (i) assign and transfer all of their rights, title and interest in and to certain technology comprised of a certain U.S. Patent Application and related intellectual property (as described in the Memorandum) (the “Polymer Technology”) to a limited liability company to be formed under the laws of the State of Delaware (the “Joint Venture”), which will be jointly owned by the Parties and through which the Parties will jointly pursue the development and exploitation of the Polymer Technology, and (ii) negotiate, execute and deliver within 60 days following the Stockholder Vote Date (as defined below) an operating agreement governing the operation of the Joint Venture based on the terms set forth in the Memorandum (the “Operating Agreement”).

The Xcorp Parties and NQCI will be the initial two members of the Joint Venture (Xcorp Parties’ interest shall be held of record by either us or Operations, as determined by the Xcorp Parties) with NQCI and the Xcorp Parties having a 60% and 40% membership interest (the “Membership Interests”) in the Joint Venture, respectively. Subject to such other terms and provisions as the Parties may agree upon, the Operating Agreement shall include the following terms:

•	the Joint Venture shall be managed by a three-member board of managers (the “JV Board”);
•
until such time as NQCI fails to hold a greater percentage of the Membership Interests than the Xcorp Parties, two members of the JV Board (each, a “JV Manager”) shall be designated by NQCI and until such time as the Xcorp Parties fail to hold at least 10% of the Membership Interests and one JV Manager shall be designated by the Xcorp Parties;

•
NQCI shall have the right to appoint a Chairman and/or a Chief Executive Officer of the Joint Venture, who will have day-to-day management authority with respect to the Joint Venture, subject to oversight by the JV Board and the terms and conditions of the Memorandum and the Operating Agreement, and a Chief Scientific Officer, who may be employed by the Joint Venture upon customary and reasonable terms and conditions;

•
if a JV Manager provides additional services to the Joint Venture as an employee or a consultant, he or she may be compensated by the Joint Venture as is mutually reasonably approved in writing by the Parties; provided that with the exception of reimbursement of reasonable expenses incurred in connection with their services performed for the Joint Venture in their official officer capacity, neither Robert Snukal, the Chief Executive Officer of NQCI, nor Kelly McCrann, our Chairman and Chief Executive Officer, (or such other persons as may be appointed or elected in their place) shall in any event receive a salary or other compensation from the Joint Venture;

•
except as otherwise required by law, all decisions related to the operations of the Joint Venture shall be made by a majority of the JV Board, except that certain actions (as described in the Memorandum) by the Joint Venture or any of its subsidiaries shall require the affirmative vote or written consent of the holders of at least 90.1% of the Membership Interests then outstanding; and

•
from and after August 1, 2009, the Xcorp Parties shall pay 61% and NQCI shall pay 39% of the reasonable costs and expenses related to protecting, preserving and exploiting the Licensed Technology (as defined below).

In addition, the Xcorp Parties agreed to contribute $500,000 in cash to the bank account established by the Joint Venture, on the later of (x) three business days of the consummation of the first to occur of the Proposed Transaction or another Transaction (as such terms are defined below) and (y) the date on which the Joint Venture establishes such bank account, for which the Parties (or their representatives) shall be joint signatories. Furthermore, provided that the Proposed Transaction or a Transaction has been consummated, NQCI agreed to contribute on the Xcorp Parties’ behalf an additional $500,000 in cash to the Joint Venture at such time as the JV Board reasonably determines that such funds are required to facilitate the Joint Venture’s development of the Polymer Technology. This additional contribution amount will be reimbursed to NQCI by the Xcorp Parties from the first funds distributed to the Xcorp Parties by the Joint Venture (other than pursuant to certain quarterly tax related distributions). Additionally, with respect to the Joint Venture, the Parties agreed to certain liquidity rights consisting of customary rights of first refusal and co-sale rights, unlimited piggyback registration rights and the right to up to two demand registrations (subject to lock-ups and other underwriter requirements), customary preemptive rights (available to a member of the Joint Venture for so long as such member holds at least 10% of the Membership Interests then outstanding), customary anti-dilution protections and other standard distribution and information rights.

The Parties also agreed to cooperate as reasonably required by the Xcorp Parties in order for us to consummate a transaction involving an exclusive license and/or sale to a third party (the “Proposed Transaction”) of a part, substantially all or all of our technology and other intellectual property rights licensed to us under the License Agreement and which transaction may also include an arrangement with respect to the Polymer Technology (the “Licensed Technology”), or any other transaction (a “Transaction”) involving the sale, license or other disposition by us of a part, substantially all or all of the Licensed Technology. The Parties further agreed that upon the consummation of a Proposed Transaction, they will allocate any license fees and any other additional consideration received in such transaction between the Parties (collectively, the “Transaction Proceeds”), in accordance with the terms set forth in the Memorandum and summarized below, subject to the actual terms of the Proposed Transaction, when and if such transaction is consummated. However, there can be no assurances that the Proposed Transaction or any other Transaction will occur or that the terms thereof will be similar to those provided for in the Memorandum and summarized below, and the actual terms of the Proposed Transaction or another Transaction will be provided for in the definitive agreement entered into in connection with such transaction.

•
NQCI shall receive 36.96% of the Transaction Proceeds (which amount is intended to represent an amount equal to 39% of the net royalty payments provided for by the terms of the Partial Final Award following the deduction therefrom of the Xcorp Parties expenses incurred in connection with the Proposed Transaction), plus $1,871,430 in attorneys’ fees and costs payable to NQCI pursuant to the terms of the Partial Final Award (collectively, the “NQCI Amount”);

•
The third party will pay the Xcorp Parties $250,000 upon the earlier of the signing of a letter of intent and an acquisition agreement providing for the Proposed Transaction, approximately 50% (less the foregoing $250,000) of the Transaction Proceeds payable in cash to the Xcorp Parties upon the closing of the Proposed Transaction (the “First Installment”), approximately 25% of such proceeds such number of months after the consummation of the Proposed Transaction as provided in the documents governing the Proposed Transaction (the “Second Installment”) and 25% of such proceeds about 12 months after the payment of the Second Installment (the “Third Installment”, and collectively with the First Installment and the Second Installment, the “Installments”).

•
The Transaction Proceeds shall be allocated between the Parties as follows: (i) $250,000 to the Xcorp Parties, payable to the Xcorp Parties on the earlier of the signing of a letter of intent and an acquisition agreement providing for the Proposed Transaction, (ii) to NQCI, an amount equal to the NQCI Amount less the sum of the Second Installment and the Third Installment, payable to NQCI within seven business days of receipt of the First Installment, (iii) to the Xcorp Parties, the remainder of the First Installment, (iv) to NQCI, the amount of the Second Installment, payable to NQCI within three business days of receipt of the Second Installment, (v) to NQCI, the amount of the Third Installment, payable to NQCI within three business days of receipt of the Third Installment (the “Third NQCI Payment”) and (vi) the remainder of the Transaction Proceeds shall be retained by the Xcorp Parties; provided that under no circumstances shall NQCI be entitled to or receive from the Transaction Proceeds an amount greater than the NQCI Amount;

•
In the event any of the Installments are paid by the third party in other than cash, NQCI shall receive its proportionate share of such consideration in accordance with the terms of the Memorandum; and

•	The Xcorp Parties shall also pay to NQCI 39% of any royalty or other payments received by the Xcorp Parties in excess of the Transaction Proceeds in connection with the Proposed Transaction.

In the event that the timing or the amount of the payments from the third party under the terms of the Proposed Transaction (or another Transaction) is other than as contemplated in the Memorandum, the Parties shall make such equitable adjustments as are required to preserve, to the maximum extent possible, the intent of the distribution of Transaction Proceeds provisions of the Memorandum. In the event that the Xcorp Parties do not consummate the Proposed Transaction or if the terms of the Proposed Transaction are other than what is contemplated under the Memorandum and the Xcorp Parties instead consummate an alternative Transaction, the Parties shall apply the methodology specified in the Memorandum to the maximum extent possible in order to allocate between them the proceeds of such Transaction.

Additionally, NQCI agreed to use its best efforts to enter into an agreement with a certain third party pursuant to which such third party and NQCI will each (a) confirm and acknowledge (i) their joint ownership of the Polymer Technology, (ii) the existence and validity of the exclusive license to NQCI of the medical applications of the Polymer Technology and (iii) the existence and validity of the exclusive license to such third party of the non-medical applications of the Polymer Technology; and (b) agree to prepare, execute and deliver as promptly as practicable upon request by either of such parties a definitive license agreement reflecting the terms and conditions of the foregoing exclusive licenses. The Parties also agreed to certain customary representation and warranty, indemnity and other miscellaneous terms.

The foregoing summary of the Memorandum and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Memorandum, which is filed as part of this Quarterly Report as Exhibit 10.1.

Agreement and Stipulation Regarding Partial Final Award

In connection with the issuance of the Partial Final Award and the execution of the Memorandum between the Parties, on August 7, 2009 Operations entered into an Agreement and Stipulation Regarding Partial Final Award (the “Stipulation”) with NQCI. Pursuant to the terms of the Stipulation, Operations and NQCI agreed (i) not to challenge the terms of the Partial Final Award or any portion of such award, (ii) that any of the Parties may, at any time, seek to confirm all but not part of the Partial Final Award through the filing of an appropriate petition or motion with the appropriate court and in response to such action to confirm the Partial Final Award, no Party will oppose, object to or in any way seek to hinder or delay the court’s confirmation of the Partial Final Award, but will in fact support and stipulate to such confirmation, (iii) to waive any and all right to appeal from, seek appellate review of, file or prosecute any lawsuit, action, motion or proceeding, in law, equity, or otherwise, challenging, opposing, seeking to modify or otherwise attacking the confirmed Partial Final Award or the judgment thereon and (iv) subject to certain conditions, NQCI will not attempt before December 1, 2009 (the “Non-Execution Period”) to execute on or file any motion, petition or application or commence any proceeding seeking the collection of any attorneys’ fees that have been awarded in NQCI’s favor under the terms of the Partial Final Award, which is intended to allow the Parties a sufficient period within which to execute a definitive acquisition agreement (the “Acquisition Agreement”) in connection with the Proposed Transaction or a Transaction; provided that such period shall automatically be extended for a period of 120 days from December 1, 2009 (the “Extension Date”) if the Acquisition Agreement is executed in full on or before December 1, 2009. If the execution of the Acquisition Agreement occurs on or before December 1, 2009, the Extension Date shall automatically be further extended for a period of 60 days for each amendment to a proxy or information statement related to the transactions contemplated by the Acquisition Agreement, filed by us in response to comments made by the SEC.

In the event we enter into an Acquisition Agreement for the Proposed Transaction or another Transaction, we anticipate that we will call a special or annual meeting of our stockholders at which our stockholders will be asked to vote on the terms of such transaction, pursuant to a proxy or information statement that we would file with the SEC in connection therewith (the “Stockholder Vote Date”). If and when we do file such proxy or information statement with the SEC, our stockholders and other investors are urged to carefully read such statement and any other relevant documents filed with the SEC when they become available, because they will contain important information about us and the transaction. Copies of such proxy or information statement and other documents filed by us with the SEC will be available at the Web site maintained by the SEC at www.sec.gov.

The foregoing summary of the Stipulation and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Stipulation, which is filed as part of this Quarterly Report as Exhibit 99.2.

As a result of the issuance of the Partial Final Award and the execution of the Stipulation and the Memorandum, the Technology Transaction will not occur, we will no longer be obligated to issue the 9,230,000 shares of our common stock, or the “Shares”, to NQCI formerly required pursuant to the terms of the Second Interim Award issued by the Arbitrator on August 4, 2008, and we will no longer be required to file a resale registration statement under the Securities Act for the Shares.

As described in the MOU and the Stipulation, we intend to focus our efforts to pursue the formation of the Joint Venture and to effect the Proposed Transaction or another Transaction and to continue to explore various strategic alternatives, which may include the license of certain of our intellectual property rights as a means to further develop our technologies, among other possible transactions, to the extent such efforts do not violate the terms of the MOU and the Stipulation.

Corporate Restructuring

The deterioration of the economy over the last year, coupled with the prolonged delay in our ability to reach a resolution with respect to the consummation of  the Technology Transaction, has significantly adversely affected us. Many of the expectations on which we had based our 2008 and 2009 business development plans slowly eroded as a result of the lengthy arbitration proceeding with NQCI commenced in 2006 and continuing into the second quarter of 2009. The possibility of an adverse decision in the arbitration proceeding with respect to our ownership right to the Technology has been a major factor in our inability to secure debt or equity financing. Accordingly, we have had to modify our activities and business. In response to the general economic downturn affecting the development of our products and liquidity condition, we have instituted a variety of measures in an attempt to conserve cash and reduce our operating expenses. Our actions included:

•
 Reductions in our labor force – On March 13, 2009, we gave notice of employment termination to 19 employees. This represents a total work-force reduction of approximately 73%. We paid accrued vacation benefits of approximately $70,000 to the terminated employees. The layoffs and our other efforts focused on streamlining our operations designed to reduce our annual expenses by approximately $3.5 million to an operating burn rate of approximately $200,000 per month. Additionally, we have taken certain further actions, including deferral of compensation for 5 of our 6 employees and reaching an agreement with the landlord for our operating facility in Lake Forest, CA, to apply $88,865, in lieu of reimbursement of such amount to us expended for the incurred improvements at such facility, toward rent payments going forward (after the drawdown of the 50% of the tenant improvement allowance applicable to rent payments), to reduce our burn rate going forward to a current operating burn rate of approximately $120,000 per month. These actions had to be carefully and thoughtfully executed and we will take additional actions, if necessary. Most important to us, in making these difficult decisions, is to give as much consideration as possible to all of our employees, whom we greatly value. We hope to be in the financial position in the near future to offer re-employment to certain of our terminated employees.

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

Other Considerations – Royalty and Other Payments Under the License Agreement

Initially, as consideration for entering into the License Agreement, we agreed to pay to NQCI a minimum annual royalty of $250,000, or 7% of net sales. Although, under the terms of the Partial Final Award the Arbitrator denied NQCI's application for interim royalties, we recorded $645,833 in royalty expenses, covering the minimum royalties, from commencement of the License Agreement through March 31, 2009. Pursuant to the terms of the Partial Final Award issued on April 13, 2009 and the Stipulation and the Memorandum, we have obtained a Perpetual License in the Technology, the License Agreement will not be terminated and transfer of the Technology will not occur. In addition, under the terms of the Partial Final Award, the Arbitrator denied the royalty payments requested by NQCI to be awarded in the Proceeding and as a result of the execution of the Stipulation and the Memorandum, we will not be obligated to pay to NQCI any royalties under the License Agreement going forward. Pursuant to the terms of the Stipulation and the Memorandum, the accrued royalty expenses of $645,833 were reversed, resulting in a $645,833 non-operating reduction in arbitration liabilities to the statement of operations for the three and six months ended June 30, 2009.

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

Results of Operations for the three and six months ended June 30, 2009.

We have not generated any revenues since inception. We incurred a net loss of $1.1 million and $1.2 million for the three and six months ended June 30, 2009, respectively, compared to a net loss of $5.3 million and $11.7 million for the three and six months ended June 30, 2008, respectively. The decrease in net loss was primarily due to (i) non-operating income resulting from accrual reversals resulting from the issuance of the Partial Final Award and the execution of the Stipulation and the Memorandum entered into with NQCI in connection with the Proceeding, (ii) corporate restructuring, (iii) completion and termination of the Aubrey Agreement, (iv) less legal fees, (v) forfeitures of terminated employees’ unvested stock options, and (vi) continuous efforts to minimize current operating expenses. At June 30, 2009, we had a negative working capital of $2.5 million compared to a positive working capital of $6.2 million at June 30, 2008. At June 30, 2009, our total assets were $1.3 million compared to $4.4 million at December 31, 2008, which consisted primarily of cash raised from the sale of our common stock sold in December 2006.

Interest Income

For the three and six months ended June 30, 2009, respectively, we earned interest income of $2,835 and $10,742 compared to $82,226 and $234,694 for the three and six months ended June 30, 2008, respectively. The decrease in interest income was due to the depletion of cash held in our investment account as a result of our use of cash for operations.

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

As of June 30, 2009, we had cash, cash equivalents and marketable securities of approximately $0.5 million. We expended $0.9 million and $2.9 million of cash during the three and six months ended June 30, 2009, respectively, and we project to expend cash at a rate below $0.2 million per month for the remainder of the 2009 fiscal year based upon the recent restructuring effected by us going forward. Some of the these restructuring efforts undertaken included deferral of compensation for 5 of our 6 employees and reaching an agreement with the landlord for our operating facility in Lake Forest, CA, to apply $88,865, in lieu of reimbursement of such amount to us expended for the incurred improvements at such facility, toward rent payments going forward (after the drawdown of the 50% of the tenant improvement allowance applicable to rent payments). For a more detailed discussion of our restructuring efforts undertaken to date, please see above section captioned “Recent Developments - Corporate Restructuring”. In addition, in accordance with the terms of the Stipulation and the MOU entered into with NQCI in connection with the Proceeding, we are obligated to pay damages, costs and legal fees in connection with the Proceeding described above in an amount of $1.87 million. Based on our current cash and cash equivalent resources, other current assets, current monthly operating burn rate, and using assumptions that by nature are imprecise, our management believes we have available liquidity to fund our limited restructured operations for the next three months. In addition, our current liabilities exceeded our current assets as at December 31, 2008 and at the date of this report.  Therefore, we will have to obtain additional debt or equity financing in approximately the next three months. We may not be successful in doing so on terms acceptable to us, and the inability to raise capital could require us to curtail our current plans, which could have a material adverse effect on our plan of operation or could result in the curtailment of our operations. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our products, and, ultimately, to generate revenue.

As of August 11, 2009, we had available cash of approximately $327,000, excluding restricted cash. We currently have a monthly burn rate of approximately $120,000. Under these current conditions, we will run out of cash in approximately 90 days. In addition to previously taken restructuring efforts, including reduction of personnel, we have also taken steps to reduce our cash outflows by means of deferring 50% of the monthly compensation for 5 of our 6 active employees. We may consider further reduction of costs in the near future. However, we need to raise additional funds to be able to continue our operations. If we are unable to secure additional capital within approximately the next 90 days, we will be forced to file for bankruptcy and/or cease our operations. The accompanying financial statements have been prepared on the basis of a going concern and do not reflect any adjustments due to these conditions.

We expect to incur negative cash flows and net losses for the foreseeable future. In addition, pursuant to the terms of the Partial Final Award, NQCI was awarded an amount equal to approximately $1.87 million in attorneys’ fees and costs consistent with the Arbitrator’s order issued on August 13, 2008 related to the same and NQCI’s application for interim royalties and expenses was denied. We intend to pay such attorneys’ fees and costs due to NQCI from the proceeds received in connection with the consummation of the Proposed Transaction, or another Transaction, if such transaction is consummated, or upon raising of additional capital to sufficiently satisfy the award and or other immediate liquidity requirements, which funds we will need to obtain within approximately the next 90 days. Pursuant to the terms of the Stipulation, NQCI agreed not to attempt before December 1, 2009 to execute on or file any motion, petition or application or commence any proceeding seeking the collection of such award of attorneys’ fees and costs, which is intended to allow the Parties a sufficient period within which to execute an Acquisition Agreement in connection with the Proposed Transaction or a Transaction. Such period shall automatically be extended for a period of 120 days from December 1, 2009 if the acquisition agreement is executed in full on or before December 1, 2009. In addition, if the execution of the Acquisition Agreement occurs on or before December 1, 2009, the December 1, 2009 deadline shall automatically be further extended for a period of 60 days for each amendment to a proxy or information statement related to the transactions contemplated by the acquisition agreement, filed by us in response to comments made by the SEC. However, there can be no assurances that the Proposed Transaction or any other Transaction will occur.

If we are unable to enter into an Acquisition Agreement and otherwise comply with the deadlines and requirements summarized above, under the terms of the Stipulation, NQCI will have the right to execute on or file any motion, petition or application or commence any proceeding seeking the collection of the sum of approximately $1.87 million in attorneys’ fees and costs that have been awarded in NQCI’s favor under the terms of the Partial Final Award, which would impact our ability to use and develop our technologies, would have a material adverse effect on our business and results of operations and may cause us to cease our operations and/or file for bankruptcy.

Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our operating expenses and capital requirements before we achieve profitability. Accordingly, we will be required to seek additional funds through public or private placement of shares of our preferred or common stock or through public or private debt financing, or the sale or licensing of our assets, including the sale of a part, substantially all or all of our assets. Our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds, further reduce operating costs, sell or license our assets, including the sale of a part, substantially all or all of our assets, or some combination thereof. We may not be successful in obtaining necessary funds on acceptable terms, if at all. The inability to obtain financing could require us to curtail our current plans, which could have a material adverse effect on our plan of operations. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our products, and, ultimately, to generate revenue. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern.

We are currently actively considering all potential transactions, which may include the Proposed Transaction (as described above), strategic partnership(s), disposition of a part, substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity. Because of the current economic conditions and those particularly affecting healthcare related companies and because of our lack of liquidity, there is no assurance that any such transaction will occur or that it would be accretive to our stockholders or result in any payment being made to our stockholders. If we are unsuccessful in obtaining immediate debt or equity financing on terms acceptable to us or otherwise unsuccessful in addressing our liquidity concerns or if we are unable to enter into any such transaction, this could have a material adverse effect on our plan of operation, may result in the curtailment of our operations and/or require us to file for bankruptcy.

To the extent we are unsuccessful in having our common stock continuing to list on NYSE Amex or if NYSE Amex delists our common stock from the exchange and/or as part of our analysis of ways to reduce costs and in light of the high cost of continuing to be a public reporting company under the Exchange Act and complying with the Sarbanes-Oxley Act of 2002, we are contemplating exploring and may be required to explore alternative platforms, such as having our common stock quoted on the FINRA Over-The-Counter Bulletin Board (“OTCBB”) or deregistering under the Exchange Act, or “going dark”, and having our common stock quoted on the “pink sheets”, which is an automated quotation system under which broker-dealers publish quotes for trading in over-the-counter securities. Therefore, we are evaluating the benefits of having our common stock quoted on the OTCBB or the “pink sheets”. We anticipate that the move to the OTCBB would provide meaningful savings to us as a result of the elimination of fees associated with being listed on a national stock exchange and the move to the pink sheets would provide substantial savings as a result of the elimination of the costs of being registered under the Exchange Act. Analysis of a move to the OTCBB or the “pink sheets” involves not only reducing costs, but also our expected sources of future capital as well as the number of record holders of our outstanding common stock. A move to having our common stock quoted on the OTCBB or the “pink sheets” may result in a less liquid market for our shares and with respect to the “pink sheets” less readily available information on us, but would result in continued public trading of our common stock by holders wishing to trade.

 Upon receipt of approximately $27.3 million raised through a private placement during the fourth quarter of 2006, we strategically began our operating activities and research and development efforts which resulted in a net loss of $23.0 million in 2008 and $1.1 million and $1.2 during the three and six months ended June 30, 2009, respectively. In addition, we invested $25.0 million in high grade money market funds and marketable securities of which we sold $24.6 million of the investments, leaving a balance of $0.4 million as of June 30, 2009.

We have focused much of our efforts on development of the PAK, which has not been derived from the technology covered by the License Agreement. Through the productive research and development efforts of the PAK, we have completed functional prototypes of our attended care and home PAKs that we plan to commercialize after 510(k) clearance from the FDA which we plan to submit in 2010. Prior to the 510(k) submission to the FDA for clinical use under direct medical supervision, the units will undergo final verification and validation. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We expect that our monthly expenditures will increase as we shift resources towards developing a marketing plan for the PAK. This plan will be dependant on our ability to raise funds to satisfy our current liabilities and other obligations as they become due and obtain additional debt or equity financing. If we are unsuccessful, we will not be able to submit a 510(k) notification with the FDA for this product.

We have used some of our resources for the development of the WAK and have demonstrated a feasibility prototype. Commercialization of the WAK will require development of a functional prototype and likely a full pre-market approval by the FDA, which could take several years. Our rights to the WAK derive in part from the License Agreement pursuant to which we obtained the exclusive rights to the Technology. Subject to us first entering into a transaction for the sale of a part, substantially all or all of our assets, we will determine whether to devote additional resources to the development of the WAK.

Because neither the PAK nor the WAK is yet at a stage where it can be marketed commercially, we are not able to predict the portion of our future business which will be derived from each.

Research and Development

We employed an interdisciplinary team of scientists and engineers who were developing the PAK and a separate, interdisciplinary team developing the WAK. As a result of general economic conditions in 2008 and a deterioration of our liquidity position, coupled with the prolonged delay in our ability to reach a resolution with respect to the consummation of  the Technology Transaction, we have been significantly adversely affected. As a result, on March 13, 2009 we terminated 19 employees or 73% of our staff. However, our downsized team is continuing development of the PAK and we continue to evaluate devoting additional resources to the development of the WAK. We hope to be in the financial position in the near future to offer re-employment to certain of our terminated employees.

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

In a clinical feasibility study conducted in London in March 2007, a research prototype of the WAK was demonstrated in eight patients with end-stage renal disease. Patients were treated for up to eight hours with adequate clearances of urea and creatinine. The device was well tolerated and patients were able to conduct activities of normal daily living including walking and sleeping. There were no serious adverse events although clotting of the dialyzer occurred in two patients. To our knowledge, this is the first successful demonstration of a WAK in humans.  Subject to us first entering into the Proposed Transaction or another Transaction for the sale of a part, substantially all or all of our assets and further subject to availability of sufficient working capital to us, we hope to make substantial improvements to the WAK. This work will result in a WAK Generation 2.0. Pending FDA approval of an investigational Device Exemption (IDE), additional clinical studies will be conducted upon completion of the Generation 2.0 WAK prototype.

If we successfully obtain additional financing, we plan to make improvements to the WAK design intended to move it from a feasibility prototype to a product prototype. These include improvement of the heparin pumping system intended to address the dialyzer clotting problem, the addition of safety sensors required for commercial dialysis equipment, the addition of electrical controls to provide a convenient user interface, improvements to the blood flow circuit, and further miniaturization of the device to improve fit to the human body. Additional clinical studies will be conducted upon completion of the prototype.

We incurred $0.6 million and $1.8 million in research and development costs during the three and six months ended June 30, 2009, respectively. This compares to $3.5 million and $6.2 incurred during the three and six months ended June 30, 2008, respectively. The decrease in research and development costs is attributable to the completion and termination of the Aubrey Agreement, our research and development progress, corporate restructuring, and the entry into the Stipulation and the MOU with NQCI as described above.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2009:

Contractual Obligations:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations (1)	2,256,148	245,062	1,677,342	333,744	-
Research & Development Contractual Commitments	10,000	10,000	-	-	-
Other Liabilities	2,510	2,510	-	-	-
	$2,268,658	$257,572	$1,677,342	$333,744	$-

(1) Operating lease commitments for our corporate office, operating facility, Dr. Gura’s office (a related party transaction), and equipment. On April 18, 2009, the lease for our remaining corporate apartment expired and said property was vacated.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

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

Marketable Securities

We classify investments with maturity dates greater than three months when purchased as marketable securities. Investments, including certificates of deposit with maturity dates greater than three months when purchased, and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Historically, we have complied with our investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. However, recently, our ability to continue to follow this policy has not been practicable due to the small aggregate amount of investment funds that has been remaining for investment. As a result, as of June 30, 2009, all of our cash was held in high grade money market funds and commercial paper.

Short-term investments classified as available-for-sale were as follows:

	June 30, 2009
	Aggregate Fair Value	Gross Unrealized Gains / (Losses)	Estimated Fair Value
Commercial paper	$250,000	$-	$250,000
Corporate securities fixed rate	-	-	-

Total	$250,000	$-	$250,000

We review impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. We consider these investments not to be impaired as of June 30, 2009.

There were no gross unrealized gains or losses as of June 30, 2009.

Shares Issuable

Pursuant to the August 4, 2008, Second Interim Award, stating that, if the Technology Transaction is submitted to and approved by our stockholders, 9,230,000 shares of our common stock should be issued to NQCI to effectuate the transaction, we accrued for the 9,230,000 shares of our common stock. As the Second Interim Award stated that we must issue 9,230,000 upon the closing of the Technology Transaction and we have been unable to consummate such transaction, such contingency not within our control and we have therefore, recorded the issuance as a liability, rather than as an equity issuance. As of December 31, 2008, we accrued for the 9,230,000 shares of our common stock to be issued to NQCI in accordance with FASB 5, Accounting for Contingencies, with the initial fair value of the shares measured on August 4, 2008, the date of the Second Interim Award. Until issuance, the shares were being marked to market in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), with subsequent changes in fair value recorded as non-operating change in fair value of shares issuable to our statement of operations. The fair value of the shares was measured using the closing price of our common stock on the reporting date. The measured fair value of $10,153,000 for the accrued 9,230,000 shares on August 4, 2008, the date of the Second Interim Award, was accrued under “Shares issuable” and expensed to “Research and development.” From marking to market, the fair value of the shares issuable was revalued at $1,569,100 as of December 31, 2008. The resulting non-operating adjustment in fair value of $8,583,900 to the statement of operations for the year ended December 31, 2008 was recognized as “Change in fair value of shares issuable.” The Technology Transaction was not submitted to our stockholders for approval.

As a result of the issuance of the Partial Final Award and the execution of the Stipulation and the Memorandum, see Note 4, “Legal Proceedings” above, the Technology Transaction will not occur and we will no longer be obligated to issue the Shares to NQCI formerly required pursuant to the terms of the Second Interim Award issued by the Arbitrator on August 4, 2008, and will no longer be required to file a resale registration statement under the Securities Act for the Shares. Accordingly, the net fair value of $1,569,100 for the 9,230,000 issuable shares accrued under “Shares issuable” as of December 31, 2008, was reversed resulting in an adjustment of $1,569,100 to non-operating income in the statement of operations, recognized as “Change in and reduction of shares issuable”, for the six months ended June 30, 2009.

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

Recent Accounting Pronouncements

In April 2009, the FASB released FSP SFAS No. 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“SFAS No. 107-1”). SFAS No. 107-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, SFAS No. 107-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. SFAS No. 107-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 107-1 for the interim period ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS 165. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. We adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did have a material impact on our financial position, results of operations and cash flows.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP” (FAS No. 168), which replaces FAS No. 162, “The Hierarchy of GAAP” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. FAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. FAS No. 168 is effective beginning for periods ended after September 15, 2009. As FAS No. 168 is not intended to change or alter existing GAAP, it will not impact the Company’s financial position, results of operations and cash flows.

ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in short term high grade commercial paper, certificates of deposit, money market accounts, and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values and are classified as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. Historically, we complied with our investment diversification policy which states that no more than ten percent of our total marketable securities will be invested in a single, specific security. However, our ability to continue to abide by this stipulation has not been practicable based upon the small total amount of investment funds.

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

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, as is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, as the principal executive and financial officer, to allow timely decisions regarding required disclosures.

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

Binding Memorandum of Understanding

On August 7, 2009, to clarify, resolve and settle certain issues and any disputes that have arisen between us and NQCI with respect to the Partial Final Award and the Proceeding, the Xcorp Parties entered into the Memorandum with NQCI. Under the terms of the Memorandum, among other things, the Parties agreed to: (i) assign and transfer all of their rights, title and interest in and to the Polymer Technology to the Joint Venture, which will be jointly owned by the Parties and through which the Parties will jointly pursue the development and exploitation of the Polymer Technology, and (ii) negotiate, execute and deliver within 60 days following the Stockholder Vote Date the Operating Agreement governing the operation of the Joint Venture based on the terms set forth in the Memorandum.

The Xcorp Parties and NQCI will be the initial two members of the Joint Venture (Xcorp Parties’ interest shall be held of record by either us or Operations, as determined by the Xcorp Parties) with NQCI and the Xcorp Parties having a 60% and 40% membership interest (the “Membership Interests”) in the Joint Venture, respectively. Subject to such other terms and provisions as the Parties may agree upon, the Operating Agreement shall include the following terms:

•	the Joint Venture shall be managed by a three-member JV Board;
•
until such time as NQCI fails to hold a greater percentage of the Membership Interests than the Xcorp Parties, two members of the JV Board shall be designated by NQCI and until such time as the Xcorp Parties fail to hold at least 10% of the Membership Interests and one JV Manager shall be designated by the Xcorp Parties;

•
NQCI shall have the right to appoint a Chairman and/or a Chief Executive Officer of the Joint Venture, who will have day-to-day management authority with respect to the Joint Venture, subject to oversight by the JV Board and the terms and conditions of the Memorandum and the Operating Agreement, and a Chief Scientific Officer, who may be employed by the Joint Venture upon customary and reasonable terms and conditions;

•
if a JV Manager provides additional services to the Joint Venture as an employee or a consultant, he or she may be compensated by the Joint Venture as is mutually reasonably approved in writing by the Parties; provided that with the exception of reimbursement of reasonable expenses incurred in connection with their services performed for the Joint Venture in their official officer capacity, neither Robert Snukal, the Chief Executive Officer of NQCI, nor Kelly McCrann, our Chairman and Chief Executive Officer, (or such other persons as may be appointed or elected in their place) shall in any event receive a salary or other compensation from the Joint Venture;

•
except as otherwise required by law, all decisions related to the operations of the Joint Venture shall be made by a majority of the JV Board, except that certain actions (as described in the Memorandum) by the Joint Venture or any of its subsidiaries shall require the affirmative vote or written consent of the holders of at least 90.1% of the Membership Interests then outstanding; and

•	from and after August 1, 2009, the Xcorp Parties shall pay 61% and NQCI shall pay 39% of the reasonable costs and expenses related to protecting, preserving and exploiting the Licensed Technology.

In addition, the Xcorp Parties agreed to contribute $500,000 in cash to the bank account established by the Joint Venture, on the later of (x) three business days of the consummation of the first to occur of the Proposed Transaction or another Transaction and (y) the date on which the Joint Venture establishes such bank account, for which the Parties (or their representatives) shall be joint signatories. Furthermore, provided that the Proposed Transaction or a Transaction has been consummated, NQCI agreed to contribute on the Xcorp Parties’ behalf an additional $500,000 in cash to the Joint Venture at such time as the JV Board reasonably determines that such funds are required to facilitate the Joint Venture’s development of the Polymer Technology. This additional contribution amount will be reimbursed to NQCI by the Xcorp Parties from the first funds distributed to the Xcorp Parties by the Joint Venture (other than pursuant to certain quarterly tax related distributions). Additionally, with respect to the Joint Venture, the Parties agreed to certain liquidity rights consisting of customary rights of first refusal and co-sale rights, unlimited piggyback registration rights and the right to up to two demand registrations (subject to lock-ups and other underwriter requirements), customary preemptive rights (available to a member of the Joint Venture for so long as such member holds at least 10% of the Membership Interests then outstanding), customary anti-dilution protections and other standard distribution and information rights.

The Parties also agreed to cooperate as reasonably required by the Xcorp Parties in order for us to consummate the Proposed Transaction for the sale of the Licensed Technology or another Transaction involving the sale, license or other disposition by us of the Licensed Technology. The Parties further agreed that upon the consummation of a Proposed Transaction, they will allocate the Transaction Proceeds received in such transaction in accordance with the terms set forth in the Memorandum and summarized below, subject to the actual terms of the Proposed Transaction, when and if such transaction is consummated. However, there can be no assurances that the Proposed Transaction or any other Transaction will occur or that the terms thereof will be similar to those provided for in the Memorandum and summarized below, and the actual terms of the Proposed Transaction or another Transaction will be provided for in the definitive agreement entered into in connection with such transaction.

•	NQCI shall receive the NQCI Amount;
•
The third party will pay the Xcorp Parties $250,000 upon the earlier of the signing of a letter of intent and an acquisition agreement providing for the Proposed Transaction, approximately 50% (less the foregoing $250,000) of the Transaction Proceeds payable in cash to the Xcorp Parties as the First Installment, approximately 25% of such proceeds as the Second Installment and 25% of such proceeds as the Third Installment;

•
The Transaction Proceeds shall be allocated between the Parties as follows: (i) $250,000 to the Xcorp Parties, payable to the Xcorp Parties on the earlier of the signing of a letter of intent and an acquisition agreement providing for the Proposed Transaction, (ii) to NQCI, an amount equal to the NQCI Amount less the sum of the Second Installment and the Third Installment, payable to NQCI within seven business days of receipt of the First Installment, (iii) to the Xcorp Parties, the remainder of the First Installment, (iv) to NQCI, the amount of the Second Installment, payable to NQCI within three business days of receipt of the Second Installment, (v) to NQCI, the amount of the Third Installment, payable to NQCI within three business days of receipt of the Third Installment and (vi) the remainder of the Transaction Proceeds shall be retained by the Xcorp Parties; provided that under no circumstances shall NQCI be entitled to or receive from the Transaction Proceeds an amount greater than the NQCI Amount;

•
In the event any of the Installments are paid by the third party in other than cash, NQCI shall receive its proportionate share of such consideration in accordance with the terms of the Memorandum; and

•	The Xcorp Parties shall also pay to NQCI 39% of any royalty or other payments received by the Xcorp Parties in excess of the Transaction Proceeds in connection with the Proposed Transaction.

In the event that the timing or the amount of the payments from the third party under the terms of the Proposed Transaction (or another Transaction) is other than as contemplated in the Memorandum, the Parties shall make such equitable adjustments as are required to preserve, to the maximum extent possible, the intent of the distribution of Transaction Proceeds provisions of the Memorandum. In the event that the Xcorp Parties do not consummate the Proposed Transaction or if the terms of the Proposed Transaction are other than what is contemplated under the Memorandum and the Xcorp Parties instead consummate an alternative Transaction, the Parties shall apply the methodology specified in the Memorandum to the maximum extent possible in order to allocate between them the proceeds of such Transaction.

Additionally, NQCI agreed to use its best efforts to enter into an agreement with a certain third party pursuant to which such third party and NQCI will each (a) confirm and acknowledge (i) their joint ownership of the Polymer Technology, (ii) the existence and validity of the exclusive license to NQCI of the medical applications of the Polymer Technology and (iii) the existence and validity of the exclusive license to such third party of the non-medical applications of the Polymer Technology; and (b) agree to prepare, execute and deliver as promptly as practicable upon request by either of such parties a definitive license agreement reflecting the terms and conditions of the foregoing exclusive licenses. The Parties also agreed to certain customary representation and warranty, indemnity and other miscellaneous terms.

The foregoing summary of the Memorandum and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Memorandum, which is filed as part of this Quarterly Report as Exhibit 10.1.

Agreement and Stipulation Regarding Partial Final Award

In connection with the issuance of the Partial Final Award and the execution of the Memorandum between the Parties, on August 7, 2009 Operations entered into the Stipulation with NQCI, pursuant to which, Operations and NQCI agreed (i) not to challenge the terms of the Partial Final Award or any portion of such award, (ii) that any of the Parties may, at any time, seek to confirm all but not part of the Partial Final Award through the filing of an appropriate petition or motion with the appropriate court and in response to such action to confirm the Partial Final Award, no Party will oppose, object to or in any way seek to hinder or delay the court’s confirmation of the Partial Final Award, but will in fact support and stipulate to such confirmation, (iii) to waive any and all right to appeal from, seek appellate review of, file or prosecute any lawsuit, action, motion or proceeding, in law, equity, or otherwise, challenging, opposing, seeking to modify or otherwise attacking the confirmed Partial Final Award or the judgment thereon and (iv) subject to certain conditions, NQCI will not attempt during the Non-Execution Period to execute on or file any motion, petition or application or commence any proceeding seeking the collection of any attorneys’ fees that have been awarded in NQCI’s favor under the terms of the Partial Final Award, which is intended to allow the Parties a sufficient period within which to execute an Acquisition Agreement in connection with the Proposed Transaction or a Transaction; provided that such period shall automatically be subject to an Extension Date if the Acquisition Agreement is executed in full on or before December 1, 2009. If the execution of the Acquisition Agreement occurs on or before December 1, 2009, the Extension Date shall automatically be further extended for a period of 60 days for each amendment to a proxy or information statement related to the transactions contemplated by the Acquisition Agreement, filed by us in response to comments made by the SEC.

In the event we enter into an Acquisition Agreement for the Proposed Transaction or another Transaction, we anticipate that we will call a special or annual meeting of our stockholders at which our stockholders will be asked to vote on the terms of such transaction, pursuant to a proxy or information statement that we would file with the SEC in connection therewith. If and when we do file such proxy or information statement with the SEC, our stockholders and other investors are urged to carefully read such statement and any other relevant documents filed with the SEC when they become available, because they will contain important information about us and the transaction. Copies of such proxy or information statement and other documents filed by us with the SEC will be available at the Web site maintained by the SEC at www.sec.gov.

The foregoing summary of the Stipulation and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Stipulation, which is filed as part of this Quarterly Report as Exhibit 99.2.

As a result of the issuance of the Partial Final Award and the execution of the Stipulation and the Memorandum, the Technology Transaction will not occur, we will no longer be obligated to issue the 9,230,000 shares of our common stock, or the “Shares”, to NQCI and we will no longer be required to file a resale registration statement under the Securities Act for the Shares.

ITEM 1A.      Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this report, you should carefully consider and evaluate the risks described under section captioned “Risk Factors” in Part I, Item 1A of our Annual Report and the updated risk factors noted below. While we describe each risk separately herein and in the Annual Report, some of these risks are interrelated and certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below and in the Annual Report are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair, and have a material adverse effect on, our business, results of operations and financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Quarterly Report. As a result the trading price of our common stock may decline, and you might lose part or all of your investment.

Except for the updated risk factors set forth below, there have been no material changes in our risk factors from those described in Part 1, Item 1A, “Risk Factors”, in our Annual Report, other than those risk factors updated in Part II, Item 1A, “Risk Factors”, in our Quarterly Report, on Form 10-Q for the three months ended March 31, 2009 as filed with the SEC on May 15, 2009.

If we are unable to enter into an Acquisition Agreement before December 1, 2009 and otherwise comply with the deadlines and requirements summarized below, under the terms of the Stipulation, NQCI will have the right to execute on or file any motion, petition or application or commence any proceeding seeking the collection of the sum of approximately $1.87 million in attorneys’ fees and costs that have been awarded in NQCI’s favor under the terms of the Partial Final Award, which would impact our ability to use and develop our technologies, would have a material adverse effect on our business and results of operations and may cause us to cease our operations and/or file for bankruptcy.

On December 1, 2006, Operations initiated the Proceeding against NQCI for its breach of the License Agreement. On April 13, 2009, the Arbitrator issued a Partial Final Award which resolved the remaining issues that were pending for decision in the Proceeding. Among other things, the Partial Final Award provided that we shall pay NQCI an amount equal to approximately $1,871,000 in attorneys’ fees and costs previously awarded by the Arbitrator in an order issued on August 13, 2008, that NQCI’s application for interim royalties and expenses is denied and that NQCI is not entitled to recover any additional attorneys’ fees.

On August 7, 2009, in connection with the issuance of the Partial Final Award and the execution of the Memorandum between the Parties, Operations entered into the Stipulation with NQCI, pursuant to which, Operations and NQCI agreed (i) not to challenge the terms of the Partial Final Award or any portion of such award, (ii) that any of the Parties may, at any time, seek to confirm all but not part of the Partial Final Award through the filing of an appropriate petition or motion with the appropriate court and in response to such action to confirm the Partial Final Award, no Party will oppose, object to or in any way seek to hinder or delay the court’s confirmation of the Partial Final Award, but will in fact support and stipulate to such confirmation, (iii) to waive any and all right to appeal from, seek appellate review of, file or prosecute any lawsuit, action, motion or proceeding, in law, equity, or otherwise, challenging, opposing, seeking to modify or otherwise attacking the confirmed Partial Final Award or the judgment thereon and (iv) subject to certain conditions, NQCI will not attempt during the Non-Execution Period to execute on or file any motion, petition or application or commence any proceeding seeking the collection of any attorneys’ fees that have been awarded in NQCI’s favor under the terms of the Partial Final Award, which is intended to allow the Parties a sufficient period within which to execute an Acquisition Agreement providing for the Proposed Transaction or a Transaction; provided that such period shall automatically be extended until the Extension Date (March 31, 2010, or 120 days from December 1, 2009) if the Acquisition Agreement is executed in full on or before December 1, 2009. If the execution of the Acquisition Agreement occurs on or before December 1, 2009, the Extension Date shall automatically be further extended for a period of 60 days for each amendment to a proxy or information statement related to the transactions contemplated by the Acquisition Agreement, filed by us in response to comments made by the SEC.

If we are unable to enter into an Acquisition Agreement providing for the Proposed Transaction or another Transaction before December 1, 2009, if we fail to file an information or proxy statement related to such transaction before the Extension Date (March 31, 2010) or if we are unable to file an amendment to such information or proxy statement within 60 days after the applicable extended Extension Date, under the terms of the Stipulation, NQCI will have the right to execute on or file any motion, petition or application or commence any proceeding seeking the collection of any attorneys’ fees that have been awarded in NQCI’s favor under the terms of the Partial Final Award, which would impact our ability to use and develop our technologies, would have a material adverse effect on our business and results of operations and may cause us to cease our operations and/or file for bankruptcy.

If we fail to meet continued listing standards of NYSE Amex or NYSE Amex commences a proceeding to delist our common stock from the exchange, our common stock may be delisted from NYSE Amex which would have a material adverse effect on the price of our common stock.

Our common stock is currently traded on the NYSE Amex under the symbol “XCR”. In order for our securities to be eligible for continued listing on NYSE Amex, we must remain in compliance with certain NYSE Amex continued listing standards. As of December 31, 2008, we were not in compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Amex Company Guide (the “Company Guide”) because our stockholders’ equity was below the level required by the NYSE Amex continued listing standards. Our stockholders’ equity fell below the required standard due to several years of operating losses. NYSE Amex will normally consider suspending dealings in, or removing from the listing of, securities of a company under Section 1003(a)(i) for a company that has stockholders’ equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, under Section 1003(a)(ii) for a company that has stockholders’ equity of less than $4,000,000 if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years or under Section 1003(a)(iii) for a company that has stockholders’ equity of less than $6,000,000 if such company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2008, our stockholders' equity was below that required under Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Amex Company Guide and we have sustained net losses in our five most recent fiscal years.

On May 15, 2009, we received notice (the “Notice”) from the staff of the NYSE Amex indicating that we were not in compliance with certain of NYSE Amex’s continued listing standards as set forth in Part 10 of the Company Guide. Specifically, according to the Notice, we were not in compliance with Section 1003(a)(iv) of the Company Guide in that we have “sustained losses which are so substantial in relation to [our] overall operations or [our] existing financial resources, or [our] financial condition has become so impaired that it appears questionable, in the opinion of NYSE Amex, as to whether [we] will be able to continue operations and/or meet [our] obligations as they mature.”

In order to maintain its listing on Amex, we were required to submit a plan of compliance (a “Plan”) to NYSE Amex by June 15, 2009, advising NYSE Amex of the actions we have taken or intend to take to regain compliance with Section 1003(a)(iv) by November 16, 2009. Subsequently, we submitted a Plan to NYSE Amex before the June 15, 2009 deadline and NYSE Amex is currently in the process of reviewing the Plan. If the Plan is not accepted by NYSE Amex, we will be subject to delisting proceedings. If NYSE Amex accepts the Plan, then we will be able to continue our listing during the Plan period, during which time we will be subject to periodic reviews to determine whether it is making progress consistent with the Plan. Even if the Plan is accepted, if we are not in compliance with the continued listing standards of the Company Guide by November 16, 2009, or if we do not make progress consistent with the Plan during such period, NYSE Amex will initiate delisting proceedings as appropriate.

In accordance with the terms of the Notice, we have been included in a list of issuers that are not in compliance with NYSE Amex’s continued listing standards, which is posted at www.amex.com and includes the specific listing standard(s) with which a company does not comply. Our common stock continues to trade on NYSE Amex. NYSE Amex has advised us that NYSE Amex is utilizing the financial status indicator fields in the Consolidate Tape Association’s Consolidated Tape System (“CTS”) and Consolidated Quote Systems (“CQS”) Low Speed and High Speed Tapes to identify companies that are noncompliant with NYSE Amex’s continued listing standards and/or delinquent with respect to a required federal securities law periodic filing. Accordingly, we have become subject to the trading symbol extension “.BC” to denote our noncompliance. The indicator will not change our trading symbol itself, but will be disseminated as an extension of our symbol on the CTS and CQS whenever our trading symbol is transmitted with a quotation or trade.

If NYSE Amex does not accept our Plan or we receive notification from the NYSE Amex that we are no longer in compliance with other continued listing requirements and if we fail to regain compliance with such continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price and liquidity of our common stock.

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

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002, strains our resources, increases our costs and may distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with laws, regulations and requirements, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC. Complying with these statutes, regulations and requirements occupies a significant amount of the time of our board of directors and management. We are or may be required to:

•	institute a comprehensive compliance function;
•	establish internal policies, such as those relating to disclosure controls and procedures and insider trading;
•
design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	prepare and distribute periodic reports in compliance with our obligations under the federal securities laws;
•	involve and retain outside counsel and accountants in the above activities; and
•	establish an investor relations function.

In addition, rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting and will require attestation of the assessment by our independent registered public accountants. The requirement for the attestation of the assessment by our independent registered public accountants, as the rules now stand, will first apply to our annual report for the fiscal year ending December 31, 2009. In the future, our ability to continue to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, and we may be subject to sanctions or investigation by regulatory authorities. In addition, failure to comply with Section 404 or a report of a material weakness may cause investors to lose confidence in us and may have a material adverse effect on our stock price.

Because of the high cost of compliance, our Board of Directors may in the near future recommend that we deregister from the Exchange Act, if possible, if in its best judgment the costs of the requirements of being a compliant public company outweigh the benefits to stockholders and if we are eligible to deregister.  If we deregister, the market for trading in our common stock could become even less liquid, and information regarding our company could be less available.

As a result of the execution of the Stipulation and the Memorandum, the following risk factor included in the section captioned “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, is no longer applicable to us, under the terms of the Stipulation the Parties agreed, among other things, (i) not to challenge the terms of the Partial Final Award or any portion of such award, (ii) that any of the Parties may, at any time, seek to confirm all but not part of the Partial Final Award through the filing of an appropriate petition or motion with the appropriate court and in response to such action to confirm the Partial Final Award, no Party will oppose, object to or in any way seek to hinder or delay the court’s confirmation of the Partial Final Award, but will in fact support and stipulate to such confirmation, or (iii) to waive any and all right to appeal from, seek appellate review of, file or prosecute any lawsuit, action, motion or proceeding, in law, equity, or otherwise, challenging, opposing, seeking to modify or otherwise attacking the confirmed Partial Final Award or the judgment thereon.

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

ITEM 2.        Unregistered Sales of Equity Securities; Use of Proceeds from Registered Securities.

For the six months ended June 30, 2009, we did not have unregistered sales of equity securities or use of proceeds from registered securities.

ITEM 6.       Exhibits.

No.	Description of Exhibit
10.1	Binding Memorandum of Understanding, dated August 7, 2009.*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted
as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted
Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002.**
99.1	Partial Final Award, dated April 13, 2009. (1)
99.2	Agreement and Stipulation Regarding Partial Final Award, dated August 7, 2009.*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2009	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)