Form 10-Q
period 2009-09-30
Xcorporeal, Inc.
filed 2009-11-16
CIK 752789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2009
Common Stock, $0.0001 par value	15,154,687 shares

INDEX

PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	2

Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and September 30, 2008 and the period from inception (May 4, 2001) to September 30, 2009	3

Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and September 30, 2008 and the period from inception (May 4, 2001) to September 30, 2009	4

Statement of Stockholders Equity (Deficit) for the nine months ended September 30, 2009 and the period from inception (May 4, 2001) to September 30, 2009 (unaudited)	5

Notes to the Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION	28

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	33

Signatures	34

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

XCORPOREAL, INC.
(a Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current
Cash and cash equivalents	$35,734	$407,585
Marketable securities, at fair value	288,703	2,955,714
Restricted cash	305,871	301,675
Prepaid expenses and other current assets	123,351	260,024
Expense receivable	54,641	-
Tenant improvement allowance receivable	43,260	87,658
Total Current Assets	851,560	4,012,656

Property and equipment, net	246,804	337,554

Other assets	819	863

Total Assets	$1,099,183	$4,351,073

LIABILITIES
Current
Accounts payable	$945,385	$789,827
Accrued legal fees and licensing expense	1,871,430	2,873,396
Accrued royalties	-	583,333
Accrued professional fees	442,444	211,820
Accrued compensation	143,040	149,664
Accrued other liabilities	72,137	54,429
Payroll liabilities	1,054	7,448
Deferred compensation	171,513	-
Deferred gain	200,000	-
Deferred rent	280,390	148,651
Total Current Liabilities	4,127,393	4,818,568

Shares issuable	-	1,569,100

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.0001 par value, 40,000,000 shares authorized, 15,154,687 and 14,754,687 issued and outstanding on September 30, 2009 and December 31, 2008, respectively	1,515	1,475
Additional paid-in capital	44,328,779	42,547,023
Deficit accumulated during the development stage	(47,358,504)	(44,585,093)
Total Stockholders' Deficit	(3,028,210)	(2,036,595)
Total Liabilities & Stockholders' Deficit	$1,099,183	$4,351,073

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					May 4, 2001 (Date
	Three Months Ended		Nine Months Ended		of Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Operating Expenses:
Selling, general and administrative	$924,454	$2,111,578	$3,493,481	$7,756,230	$26,897,992
Research and development	586,741	12,694,055	2,415,055	18,900,027	31,758,372
Other expenses	-	1,871,430	-	1,871,430	1,871,430
Depreciation and amortization	30,672	27,253	92,274	75,837	229,259

Loss before other income, income taxes and other expenses	(1,541,867)	(16,704,316)	(6,000,810)	(28,603,524)	(60,757,053)

Reduction of liabilities due to arbitrator's ruling & settlement	-	-	1,647,799	-	1,647,799
Loss on disposal	-	-	(382)	-	(382)
Interest and other income	915	44,871	11,657	278,941	1,602,136
Change in and reduction of shares issuable	-	5,538,000	1,569,100	5,538,000	10,153,000

Loss before income taxes and other expenses	(1,540,952)	(11,121,445)	(2,772,636)	(22,786,583)	(47,354,500)

Income taxes	-	300	775	1,900	4,004

Net loss	$(1,540,952)	$(11,121,745)	$(2,773,411)	$(22,788,483)	$(47,358,504)

Basic and diluted loss per share	$(0.10)	$(0.76)	$(0.19)	$(1.57)

Weighted average number of shares outstanding	14,759,035	14,704,687	14,756,152	14,561,070

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			May 4, 2001 (Date
	Nine Months Ended		of Inception) to
	September 30,		September 30,
	2009	2008	2009
Cash flows used in operating activities
Net loss for the period	$(2,773,411)	$(22,788,483)	$(47,358,504)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Directors, officers, employees stock based compensation	1,718,109	3,813,158	10,407,884
Consultants stock based compensation	3,687	92,842	5,174,913
Common stock issuance for consulting services rendered	60,000	798,000	972,000
Increase in shares issuable	-	10,153,000	10,153,000
Mark to market of shares issuable	(1,569,100)	(5,538,000)	(10,153,000)
Depreciation	92,230	75,792	229,078
Net change in assets and liabilities:
Increase in receivables	(10,243)	-	(97,901)
Decrease (increase) in prepaid expenses and other current assets	136,673	107,830	(123,351)
Decrease (increase) in other assets	44	45	(819)
(Decrease) increase in accounts payable and accrued liabilities	(1,194,427)	2,859,622	3,438,119
Increase in deferred compensation	171,513	-	171,513
Increase in deferred gain	200,000	-	200,000
Increase in deferred rent	131,739	40,929	280,390
Net cash used in operating activities	(3,033,186)	(10,385,265)	(26,706,678)

Cash flows from investing activities
Capital expenditures	(1,480)	(113,629)	(475,882)
Restricted cash	(4,196)	228	(305,871)
Purchase of marketable securities	(22,044,286)	(8,598,102)	(55,642,388)
Sale of marketable securities	24,711,297	19,243,315	55,353,685
Net cash provided by (used in) investing activities	2,661,335	10,531,812	(1,070,456)

Cash flows from financing activities
Capital stock issued	-	-	27,549,748
Advances from related party	-	-	64,620
Additional proceeds from the sale of common stock in 2006	-	-	198,500
Net cash provided by financing activities	-	-	27,812,868

(Decrease) increase in cash during the period	(371,851)	146,547	35,734
Cash at beginning of the period	407,585	106,495	-
Cash at end of the period	$35,734	$253,042	$35,734

Supplemental disclosure of cash flow information; cash paid for:
Interest	$-	$-	$-
Income taxes	$775	$1,900	$4,004

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period May 4, 2001 (Inception) to September 30, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Common stock issued for cash at $0.01 per share	2,500,000	$250	$24,750		$25,000
Net Loss for the year ended December 31, 2001				$(40,255)	(40,255)
Balance as of December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)
Common stock issued for cash at $0.05 per share	1,320,000	132	65,868		66,000
Net Loss for the year ended December 31, 2002				(31,249)	(31,249)
Balance as of December 31, 2002	3,820,000	382	90,618	(71,504)	19,496
Net Loss for the year ended December 31, 2003				(12,962)	(12,962)
Balance as of December 31, 2003	3,820,000	382	90,618	(84,466)	6,534
Net Loss for the year ended December 31, 2004				(23,338)	(23,338)
Balance as of December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)
Net Loss for the year ended December 31, 2005				(35,753)	(35,753)
Balance as of December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)
Common stock issued for license rights at $0.0001 per share	9,600,000	960	40		1,000
Capital stock cancelled	(3,420,000)	(342)	342		-
Warrants granted for consulting fees			2,162,611		2,162,611
Forgiveness of related party debt			64,620		64,620
Common stock issued for cash at $7.00, net of placement fees of $2,058,024	4,200,050	420	27,341,928		27,342,348
Consultants stock-based compensation expense			88,122		88,122
Directors, officers, employees stock based compensation expense			176,129		176,129
Net loss for the period				(4,380,212)	(4,380,212)
Balance as of December 31, 2006	14,200,050	1,420	29,924,410	(4,523,769)	25,402,061
Capital stock cancelled	(200,000)	(20)	20		-
Common stock issued pursuant to consulting agreement at $4.90 per share	20,000	2	97,998		98,000
Recapitalization pursuant to merger	352,422	35	(37,406)		(37,371)
Consultants stock-based compensation expense			2,917,309		2,917,309
Directors, officers, employees stock based compensation expense			3,721,485		3,721,485
Additional proceeds from the sale of common stock in 2006			198,500		198,500
Net loss for the period				(17,074,051)	(17,074,051)
Balance as of December 31, 2007	14,372,472	1,437	36,822,316	(21,597,820)	15,225,933
Common stock issued as compensation for consulting services at $3.61 per share	200,000	20	721,980		722,000
Common stock issued as compensation for consulting services at $3.80 per share	20,000	2	75,998		76,000
Cashless exercise of warrants	112,215	11	(11)		-
Common stock issued as compensation for consulting services at $0.32 per share	50,000	5	15,995		16,000

Reversal of liability from the sale of common stock in 2006			115,400		115,400
Consultants stock-based compensation expense			91,306		91,306
Directors, officers, employees stock based compensation expense			4,704,039		4,704,039
Net loss for the period				(22,987,273)	(22,987,273)
Balance as of December 31, 2008	14,754,687	1,475	42,547,023	(44,585,093)	(2,036,595)
Consultants stock-based compensation expense			1,771		1,771
Directors, officers, employees stock based compensation expense			385,848		385,848
Net loss for the period				(176,830)	(176,830)
Balance as of March 31, 2009	14,754,687	$1,475	$42,934,642	$(44,761,923)	$(1,825,806)
Consultants stock-based compensation expense			1,895		1,895
Directors, officers, employees stock based compensation expense			661,780		661,780
Net loss for the period				(1,055,629)	(1,055,629)
Balance as of June 30, 2009	14,754,687	$1,475	$43,598,317	$(45,817,552)	$(2,217,760)
Common stock issued as compensation for consulting services at $0.15 per share	400,000	40	59,960		60,000
Consultants stock-based compensation expense			21		21
Directors, officers, employees stock based compensation expense			670,481		670,481
Net loss for the period				(1,540,952)	(1,540,952)
Balance as of September 30, 2009	15,154,687	$1,515	$44,328,779	$(47,358,504)	$(3,028,210)

 See accompanying notes to interim financial statements

XCORPOREAL, INC.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1 - Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes normal and recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the interim period presented.

The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

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

As of November 12, 2009, we had available cash of approximately $120,000, excluding restricted cash. We currently have a monthly burn rate of approximately $116,000. Under these current conditions, we will have sufficient cash approximately through the next 30 days from November 12, 2009, assuming no further cash injections are received. In addition to previously taken restructuring efforts, including reduction of personnel, we also reduced our cash outflows by means of deferring 50% of the monthly compensation for 5 of our 6 active employees effective July 1, 2009 and currently continue to defer 50% of the monthly compensation for 3 of our 6 active employees. Two of our engineers are providing consulting services to a certain third party with which we have agreed to an exclusivity period to negotiate a potential cooperative transaction and such third party is fully reimbursing us for our employment expenses of our two engineers including salaries and overhead. As of September 30, 2009, we deferred approximately a total of $172,000 in employee compensation, recognized under “Deferred compensation” on our balance sheet. We will consider, if feasible, further reduction of our costs and expenses. Therefore, we must raise additional funds to be able to continue our operations. If we are unable to secure additional capital within the approximately the next 30 days from November 12, 2009, we will be forced to file for bankruptcy and/or cease our operations. The accompanying financial statements have been prepared on the basis of a going concern and do not reflect any adjustments due to these conditions.

We are currently actively considering all potential transactions, which may include the Proposed Transaction (as described below under Note 4, “Legal Proceedings”), strategic partnership(s), disposition of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity. As part of a potential strategic transaction we have been considering, we have entered into an arrangement with a certain third party, with which we have agreed to an exclusivity period to negotiate a potential cooperative transaction, in exchange for a non-refundable payment of $200,000 made to us by such third party, recognized under “Deferred gain” as of September 30, 2009 on our balance sheet. The exclusivity period expires upon the later of 100 calendar days from September 21, 2009 and the termination date of a definitive agreement entered into with such third party, if any, at which time the non-refundable exclusivity payment will be earned and recognized as other income; however, if a definitive agreement for a transaction is entered into with such third party prior thereto, the exclusivity payment will be credited against the purchase price in such transaction. During the exclusivity period, we will provide to the third party access to our employees, properties, contracts, records and other related materials. In addition, in the mutual interests of us and such third party and at the direction of the third party, in connection with the potential strategic transaction, we actively resumed research and development of our Portable Artificial Kidney product with direct reimbursement of related expenditures by such third party. As of September 30, 2009, we incurred and expect reimbursement of approximately $43,000, recognized under “Expense receivable” on our balance sheet and offset as a credit to our statement of operations for the three months ended September 30, 2009, for these expenses. Currently, the exclusivity period remains in effect and negotiations continue. Among other reasons, due to the current economic conditions and those particularly affecting healthcare related companies and because of our lack of liquidity, there is no assurance that any such transaction will occur or that it would be accretive to our stockholders or result in any payment being made to our stockholders. If we are unsuccessful in obtaining immediate debt or equity financing on terms acceptable to us or otherwise unsuccessful in addressing our liquidity concerns or if we are unable to enter into any such transaction, this could have a material adverse effect on our plan of operation, may result in the curtailment of our operations and/or require us to file for bankruptcy.

The approximate total of $55,000 under “Expense receivable” recognized and offset as a credit to our statement of operations as of September 30, 2009, consists of an anticipated payroll tax refund in the amount of approximately $12,000 pursuant to COBRA premium assistance payments and the reimbursable research and development expenses in the amount of approximately $43,000 described above.

Effective as of September 4, 2009, our common stock commenced trading on the Pink Sheets Electronic OTC Market, an inter-dealer electronic quotation service of securities traded over-the-counter also known as the Pink Sheets (“Pink Sheets”), under the symbol “XCRP.PK”. In addition, effective as of the same date, our common stock was suspended from trading on NYSE Amex LLC (formerly American Stock Exchange) (“Amex”). As part of our analysis of ways to reduce costs and in light of the high cost of continuing to be a public reporting company under the Exchange Act and complying with the Sarbanes-Oxley Act of 2002, we are contemplating exploring and may be required to explore other alternatives, such as deregistering under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or “going dark” and having our common stock continue to be quoted on the Pink Sheets without being a reporting company under Section 12(g) of the Exchange Act. We are continuing to evaluate our options. Our recent move to the Pink Sheets has provided meaningful savings to us as a result of the elimination of fees associated with being listed on a national stock exchange and deregistering under the Exchange Act would provide substantial savings as a result of the elimination of the costs of being registered under the Exchange Act. Analysis of deregistering under the Exchange Act involves not only reducing costs, but also our expected sources of future capital as well as the number of record holders of our outstanding common stock. Subject to our satisfaction of certain conditions, a move to deregister under the Exchange Act may result in a less liquid market for our shares, but would result in continued public trading of our common stock by holders wishing to trade.

We expect to incur negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our current liabilities and other obligations as they become due and payable. Accordingly, within approximately the next 30 days we will need to seek to obtain additional debt or equity financing through a public or private placement of shares of our preferred or common stock or through a public or private financing or we will need to effect a transaction for the sale or license of substantially all or all of our assets. Our ability to meet such obligations will depend on our ability to sell securities, borrow funds, reduce operating costs, effect a transaction for the sale or license of substantially all or all of our assets or enter into a business combination with another entity in a transaction where we would not be the surviving entity or some combination thereof. We may not be successful in obtaining necessary financing on acceptable terms, if at all. As of September 30, 2009, we had negative working capital of $3,275,833, accumulated deficit of $47,358,504, and total stockholders’ deficit of $3,028,210. Cash used in operations for the nine months ended September 30, 2009 was $3,033,186. As a result of these and other conditions described herein, there is substantial doubt about our ability to continue as a going concern. The financial statements filed as part of this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

Our operating activities and research and development efforts resulted in a net loss of $23.0 million in 2008 and $2.8 million during the nine months ended September 30, 2009, including a reduction in arbitration liabilities of approximately $1.6 million and change in fair value of shares issuable of approximately $1.6 million as a result of the issuance of the Partial Final Award and the execution of the Agreement and Stipulation Regarding Partial Final Award entered into among us, Operations and National Quality Care, Inc. (“NQCI”) on August 7, 2009 in connection with the arbitration proceeding between us and NQCI, as more fully discussed in Note 4, “Legal Proceedings” below. Both the reduction of $1.6 million in arbitration liabilities and the change in fair value of $1.6 million were non-cash items. In addition, we invested $25.0 million in high grade money market funds and marketable securities during the first quarter of 2007 and since then, we sold $24.7 million of these investments, leaving a balance of $0.3 million as of September 30, 2009.

Pursuant to the terms of the Partial Final Award issued on April 13, 2009, NQCI was awarded an amount equal to approximately $1.87 million in attorneys’ fees and costs consistent with the Arbitrator’s order issued on August 13, 2008 related to the same and NQCI’s application for interim royalties and expenses was denied. For a further discussion of the Partial Final Award, see Note 4, “Legal Proceedings” below. We intend to pay the $1.87 million in attorneys’ fees and costs due to NQCI from the proceeds received in connection with the consummation of the Proposed Transaction, or another Transaction (each term as defined below in Note 4, “Legal Proceedings”), if such transaction is consummated, or upon raising of additional capital to sufficiently satisfy the award and or other immediate liquidity requirements, which funds we will need to obtain within approximately the next 30 days from November 12, 2009. Pursuant to the terms of the Agreement and Stipulation Regarding Partial Final Award entered into in connection with the Memorandum, as more fully explained below in Note 4, “Legal Proceedings”, NQCI agreed not to attempt before December 1, 2009 to execute on or file any motion, petition or application or commence any proceeding seeking the collection of such award of attorneys’ fees and costs, which is intended to allow us, Operations and NQCI a sufficient period within which to execute a definitive agreement in connection for the Proposed Transaction or a Transaction. Such period shall automatically be extended for a period of 120 days from December 1, 2009 if the acquisition agreement is executed in full on or before December 1, 2009. In addition, if the execution of the acquisition agreement occurs on or before December 1, 2009, the December 1, 2009 deadline shall automatically be further extended for a period of 60 days for each amendment to a proxy or information statement related to the transactions contemplated by such definitive agreement, filed by us in response to comments made by the Securities and Exchange Commission (the “SEC”). However, there can be no assurances that the Proposed Transaction or any other Transaction will occur.

We are a medical device company that has been engaged in developing an innovative extra-corporeal platform technology to be used in devices to replace the function of various human organs. We hope that the platform will lead to the following three initial products: (i) a Portable Artificial Kidney (“PAK”) for attended care Renal Replacement Therapy, (ii) a PAK for home hemodialysis and (iii) a Wearable Artificial Kidney (“WAK”) for continuous ambulatory hemodialysis. Our rights to the WAK derive in part from the License Agreement between Operations and NQCI, dated as of September 1, 2006 (“License Agreement”), pursuant to which we obtained a perpetual exclusive license in the Technology. See Note 4, “Legal Proceedings” below.

We have focused much of our efforts on development of the PAK, which we do not believe has been derived from the technology covered by the License Agreement. Through the productive research and development efforts of the PAK, we have completed functional prototypes of our attended care and home PAKs that we hope to commercialize after 510(k) notification clearance from the Food and Drug Administration (“FDA”) which we hope to submit sometime in the future. Prior to the 510(k) submission to the FDA for clinical use under direct medical supervision, the units will undergo final verification and validation. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We hope to begin to shift out of the development and build phase of the prototype equipment and into product phase, which should help us to reduce the related spending on research and development costs as well as consulting and material costs. See Note 15, “Product Development Agreement” below. With this transition, we hope to shift available resources towards verification and validation of our devices along with developing a marketing plan for the PAK. This plan will be dependant on our ability to raise funds to satisfy our current liabilities and other obligations as they become due and obtaining additional debt or equity financing and otherwise continuing our business operations. If we are unsuccessful in doing so, we will not be able to submit a 510(k) notification with the FDA for this product.

In addition, we have used some of our resources for the development of the WAK of which we have demonstrated a feasibility prototype. Commercialization of the WAK will require development of a functional prototype and likely a full pre-market approval by the FDA, which could take several years. Subject to us continuing our business operations and/or entering into a transaction for the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity, we will determine whether to devote available resources to the development of the WAK.

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

Note 4 – Legal Proceedings

Partial Final Award

On December 1, 2006, Operations initiated the arbitration proceeding (the “Proceeding”) against NQCI for its breach of the License Agreement. On April 13, 2009, the arbitrator (the “Arbitrator”) issued a Partial Final Award (“Partial Final Award”) which resolved the remaining issues that were pending for decision in the Proceeding. The Partial Final Award provided that we and Operations shall have a perpetual exclusive license (“Perpetual License”) in the Technology (as defined in the Merger Agreement, dated as of September 1, 2006 (the “Merger Agreement”), among us, Operations and NQCI and the License Agreement) primarily related to the WAK and any other Technology contemplated to be transferred under the Technology Transaction (as defined in the Merger Agreement). Under the terms of the Partial Final Award, in consideration of the Perpetual License to us, NQCI was awarded a royalty of 39% of all net income, ordinary or extraordinary, received by us (“Royalty”) and NQCI is to receive 39% of any shares received in any merger transaction to which we or Operations may become a party. NQCI’s interest as licensor under the Perpetual License shall be freely assignable. In addition, the Partial Final Award provided that we shall pay NQCI an amount equal to approximately $1,871,000 in attorneys’ fees and costs previously awarded by the Arbitrator in an order issued on August 13, 2008, that NQCI’s application for interim royalties and expenses was denied and that NQCI was not entitled to recover any additional attorneys’ fees. Finally, the Partial Final Award also provides that the Arbitrator retained jurisdiction to supervise specific performance of the terms and obligations of the Award including, but not limited to, any dispute between the parties over the manner of calculation of the Royalty. The Partial Final Award was issued as a result of each party’s request for the Arbitrator to order alternative relief due the parties’ inability to proceed with the Technology Transaction. For a full description of the Proceeding and the Arbitrator’s interim awards issued in connection therewith, please see Item 3 - Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2008 and our subsequent reports filed with the SEC.

As a result of the award to NQCI under the terms of the Partial Final Award of approximately $1.87 million in attorneys’ fees and costs but denial of NQCI’s application of interim expenses, we reversed the accruals for the related expenses resulting in an approximately $1.0 million non-operating reduction in arbitration liabilities to the statement of operations for the nine months ended September 30, 2009.  The $1.87 million award of NQCI’s attorneys’ fees and costs was recognized as “Other expenses” during the year ended December 31, 2008, and remains accrued under “Accrued legal fees & licensing expense” on our balance sheet as of September 30, 2009.

Binding Memorandum of Understanding

On August 7, 2009, to clarify, resolve and settle certain issues and any disputes that have arisen between us and NQCI with respect to the Final Partial Award and the Proceeding, we and Operations (collectively, the “Xcorp Parties”) entered into a Binding Memorandum of Understanding (the “Memorandum”) with NQCI (NQCI, together with the Xcorp Parties is collectively referred to as the “Parties”). Under the terms of the Memorandum, among other things, the Parties agreed to: (i) assign and transfer all of their rights, title and interest in and to certain technology comprised of a certain U.S. Patent Application and related intellectual property (as described in the Memorandum) (the “Polymer Technology”) to a limited liability company to be formed under the laws of the State of Delaware (the “Joint Venture”), which will be jointly owned by the Parties and through which the Parties will jointly pursue the development and exploitation of the Polymer Technology, and (ii) negotiate, execute and deliver within 60 days following the Stockholder Vote Date (as defined below) an operating agreement governing the operation of the Joint Venture based on the terms set forth in the Memorandum (the “Operating Agreement”).

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

•
if a JV Manager provides additional services to the Joint Venture as an employee or a consultant, he or she may be compensated by the Joint Venture as is mutually reasonably approved in writing by the Parties; provided that with the exception of reimbursement of reasonable expenses incurred in connection with their services performed for the Joint Venture in their official officer capacity, neither Robert Snukal, the Chief Executive Officer of NQCI, nor Kelly McCrann, our Chairman and Chief Executive Officer (or such other persons as may be appointed or elected in their place), shall in any event receive a salary or other compensation from the Joint Venture;

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

The Parties also agreed to cooperate as reasonably required by the Xcorp Parties in order for us to consummate a transaction involving an exclusive license and/or sale to a third party (the “Proposed Transaction”) of a part, substantially all or all of our technology and other intellectual property rights licensed to us under the License Agreement, other than the Polymer Technology (the “Licensed Technology”), or any other transaction (a “Transaction”) involving the sale, license or other disposition by us of a part, substantially all or all of the Licensed Technology. The Parties further agreed that upon the consummation of a Proposed Transaction, they will allocate any license fees and any other additional consideration received in such transaction between the Parties (collectively, the “Transaction Proceeds”), in accordance with the terms set forth in the Memorandum and summarized below, subject to the actual terms of the Proposed Transaction, when and if such transaction is consummated. However, there can be no assurances that the Proposed Transaction or any other Transaction will occur or that the terms thereof will be similar to those provided for in the Memorandum and summarized below, and the actual terms of the Proposed Transaction or another Transaction will be provided for in the definitive agreement entered into in connection with such transaction.

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

•
The third party will pay the Xcorp Parties $250,000 upon the earlier of the signing of a letter of intent and an acquisition agreement providing for the Proposed Transaction, approximately 50% (less the foregoing $250,000) of the Transaction Proceeds payable in cash to the Xcorp Parties upon the closing of the Proposed Transaction (the “First Installment”), approximately 25% of such proceeds such number of months after the consummation of the Proposed Transaction as provided in the documents governing the Proposed Transaction (the “Second Installment”) and 25% of such proceeds after the payment of the Second Installment (the “Third Installment”, and collectively with the First Installment and the Second Installment, the “Installments”).

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

The foregoing summary of the Memorandum and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Memorandum, annexed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the six-month period ended June 30, 2009, filed with the SEC on August 13, 2009.

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

In the event we enter into an Acquisition Agreement for the Proposed Transaction or a Transaction, we anticipate that we will call a special or annual meeting of our stockholders at which our stockholders will be asked to vote on the terms of the Proposed Transaction or a Transaction, pursuant to a proxy or information statement that we would file with the SEC in connection therewith (the “Stockholder Vote Date”). If and when we do file such proxy or information statement with the SEC, our stockholders and other investors are urged to carefully read such statement and any other relevant documents filed with the SEC when they become available, because they will contain important information about us and the transaction. Copies of such proxy or information statement and other documents filed by us with the SEC will be available at the Web site maintained by the SEC at www.sec.gov.

The foregoing summary of the Stipulation and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Stipulation, annexed as Exhibit 99.2 to our Quarterly Report on Form 10-Q for the six-month period ended June 30, 2009, filed with the SEC on August 13, 2009.

As a result of the issuance of the Partial Final Award and the execution of the Stipulation the Technology Transaction will not occur, we are no longer obligated to issue the 9,230,000 shares of our common stock (the “Shares”) to NQCI, formerly required pursuant to the terms of the Second Interim Award issued by the Arbitrator on August 4, 2008, and we are no longer required to file a resale registration statement under the Securities Act of 1933, as amended, for the Shares. Accordingly, the net fair value of $1,569,100 for the Shares accrued under “Shares issuable” as of December 31, 2008 was reversed resulting in an adjustment of $1,569,100 to non-operating income in the statement of operations, recognized as “Change in and reduction of shares issuable”, for the nine months ended September 30, 2009.

In addition, pursuant to the terms of the Stipulation, we reversed the accruals for the minimum royalty under the terms of the License Agreement, resulting in a $645,833 non-operating reduction in arbitration liabilities to the statement of operations for the nine months ended September 30, 2009. See Note 12, “License Agreement” below.

In the event we are unable to comply with the terms of the Stipulation, this could have a material adverse effect on our capital structure, business and financial condition.

Note 5 – Cash Equivalents and Marketable Securities

We invest available cash in short-term commercial paper, certificates of deposit, money market funds, and high grade marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. Investments, including certificates of deposit with maturity dates greater than three months when purchased, and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Historically, we have complied with our investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. However, recently, our ability to continue to follow this policy has not been practicable due to the small aggregate amount of investment funds that has been remaining for investment. As a result, as of September 30, 2009, all of our cash was held in a high grade money market fund.

Restricted cash represents deposits secured as collateral for a letter of credit pursuant to our operating facility lease agreement at September 30, 2009.

Note 6 – Fair Value Measurements

Effective January 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures (“ASC 820”) (formerly Statement of Financial Standards No. (“FAS”) 157 Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting standards that require or permit fair value measurements. In February 2008, ASC 820-10-65 Fair Value Measurements and Disclosures, subtopic Overall, section Transition and Open Effective Date Information (“ASC 820-10-65”) (formerly Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) FAS 157-2 Effective Date of FASB Statement No. 157), was issued, which delays the effective date of ASC 820 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities.

Fair value is defined under ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by ASC 820, are as follows:

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

The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$35,734	$-	$-	$35,734
Marketable securities:
Commercial paper	-	-	-	-
Corporate securities fixed rate	-	-	-	-
Money market fund	288,703	-	-	288,703
Restricted cash	305,871	-	-	305,871
Total assets (1)	$630,308	$-	$-	$630,308

(1) The carrying amount for cash and cash equivalents, marketable securities, and restricted cash approximates the fair value of such instruments due to the variable rate of interest and/or the short maturities of these financial instruments.

ASC 825-10-50 Financial Instruments, subtopic Overall, section Disclosure (“ASC 825-10-50”) (formerly FAS 107 Disclosures about Fair Value of Financial Instruments), requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value. The carrying amounts reported on our balance sheet for cash and cash equivalents, marketable securities and restricted cash approximates the fair value because of the variable rate of interest and/or short-term maturity of these financial instruments. The total aggregate carrying value of our cash and cash equivalents, marketable securities and restricted cash was $630,308 and $3,664,974 as of September 30, 2009 and December 31, 2008, respectively, which approximates the total aggregate fair value at the end of the same periods. As considerable judgment is required to develop estimates of fair value, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Short-term investments classified as available-for-sale were as follows:

September 30, 2009
	Aggregate Fair Value	Gross Unrealized Gains / (Losses)	Estimated Fair Value
Commercial paper	$-	$-	$-
Corporate securities fixed rate	-	-	-

Total	$-	$-	$-

We review impairments associated with the above in accordance with ASC 320-10-35 Investments-Debt and Securities, subtopic Overall, section Subsequent Measurement (“ASC 320-10-35”) (formerly FAS 115 Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) to determine the classification of the impairment as temporary or other-than-temporary. However, due to the small aggregate amount of available investment funds, we did not hold investments in commercial paper and/or high grade marketable securities, but rather held our cash in a high grade money market fund as of September 30, 2009. There were no short-term investments classified as available-for-sale as of September 30, 2009 and as a result, the related impairments review was not necessary.

There were no gross unrealized gains or losses as of September 30, 2009.

Note 7 – Property and Equipment

Property and equipment consist of the following at September 30, 2009:

Property and equipment	$474,244
Accumulated depreciation	(227,440)
Property and equipment, net	$246,804

Depreciation expense for the three and nine months ended September 30, 2009 was $30,658 and $92,230, respectively, compared to $27,238 and $75,792, respectively, for the same periods in 2008.

During the three months ended September 30, 2009, we did not dispose of any fixed assets. During the nine months ended September 30, 2009, we disposed of two fixed assets decreasing our property and equipment by an aggregate of $2,514 and as a result, we recognized a total net loss on disposal in the amount of $382.

In accordance with ASC 360-10-35 Property, Plant, and Equipment, subtopic Overall, section Subsequent Measurement (“ASC 360-10-35”) (formerly FAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets), we performed a test of recoverability on our property and equipment as of September 30, 2009. As a result of this test, we determined our property and equipment not to be impaired and the carrying value to be recoverable.

Note 8 – Shares Issuable

Formerly, pursuant to the terms of the Second Interim Award issued on August 4, 2008, which stated that the Technology Transaction was required to be submitted for approval by our stockholders and subject to such approval, the Shares were required to be issued to NQCI to effectuate the transaction, we accrued for the issuance of the Shares to NQCI. As the Second Interim Award stated that we had to issue the Shares upon the closing of the Technology Transaction and we were unable to consummate the transaction, such contingency not being within our control, we therefore, recorded the issuance as a liability, rather than as an equity issuance. As of December 31, 2008, we accrued for the Shares to be issued to NQCI in accordance with ASC 450 Contingencies (“ASC 450”) (formerly FAS 5 Accounting for Contingencies), with the initial fair value of the Shares measured on August 4, 2008, the date of the Second Interim Award. Until issued, the Shares were marked to market in accordance with ASC 815-40 Derivatives and Hedging, subtopic Contracts in Entity’s Own Equity (“ASC 815-40”) (formerly Emerging Issues Task Force No. (“EITF”) 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock ), with subsequent changes in fair value recorded as non-operating change in fair value of shares issuable to our statement of operations. The fair value of the Shares was measured using the closing price of our common stock on the reporting date. The measured fair value of $10,153,000 for the accrued Shares on August 4, 2008, the date of the Second Interim Award, was accrued under “Shares issuable” and expensed to “Research and development.” From marking to market, the fair value of the Shares was revalued at $1,569,100 as of December 31, 2008. The resulting non-operating adjustment in fair value of $8,583,900 to the statement of operations for the year ended December 31, 2008 was recognized as “Change in fair value of shares issuable.”

As a result of the issuance of the Partial Final Award and the execution of the Stipulation and the Memorandum, see Note 4, “Legal Proceedings” above, the Technology Transaction will not occur, we are no longer obligated to issue the Shares to NQCI, we are no longer required to file a resale registration statement under the Securities Act covering the Shares and the Technology Transaction will not be submitted to our stockholders for approval. Accordingly, the net fair value of $1,569,100 for the Shares accrued under “Shares issuable” as of December 31, 2008, was reversed due to the arbitrator’s Partial Final Award, resulting in an adjustment of $1,569,100 to non-operating income in the statement of operations, recognized as “Change in and reduction of shares issuable”, for the nine months ended September 30, 2009.

Note 9 - Leases

As of February 22, 2008, we entered into a 5-year lease agreement and relocated our corporate office to a location in Los Angeles, CA. The total lease payments will be $1,096,878 over the lease term. As of September 30, 2009, our remaining total lease payments for our corporate office were $796,068.

The following is a schedule by years of future minimum lease payments required under the 5-year corporate office lease as of September 30, 2009:

Year ending December 31:
2009	$54,313	(1)
2010	224,650
2011	233,528
2012	242,842
2013	40,735	(2)

Total minimum payments required	$796,068

(1) excludes lease payments made through September 30, 2009
(2) initial term of the lease agreement ends February 2013

In October 2008, we entered into a 5-year lease agreement through November 26, 2013, for our operating facility in Lake Forest, CA. The lease agreement includes a tenant improvement allowance of $363,800, 50% of which can be applied to rent payments with the remaining 50% applied to tenant improvement and related expenditures. As of September 30, 2009, we expended $88,865 in improvement and related expenses. After the drawdown of the 50% of the tenant improvement allowance applicable to rent payments, in lieu of reimbursement to us of cash by the landlord for the incurred improvements, the $88,865 will be applied to rent payments with $45,605 applied as of September 30, 2009. The remaining $43,260 was recognized under “Tenant improvement allowance receivable” on our balance sheet as of September 30, 2009. The total lease payments, including the 50% of the tenant improvement allowance applied to rent payments, will amount to $1,367,507 over the lease term. As of September 30, 2009, our remaining total lease payments for our operating facility are $1,276,581.

The following is a schedule, by years, of future minimum lease payments required under the 5-year operating facility lease as of September 30, 2009:

Year ending December 31:
2009	71,590	(1)
2010	293,722
2011	303,994
2012	314,266
2013	293,009	(2)

Total minimum payments required	$1,276,581

(1) excludes lease payments made and applied through September 30, 2009
(2) initial term of the lease agreement ends November 2013

All of the space is in good condition and we expect it to remain suitable to meet our needs for the foreseeable future. We intend to consolidate our offices and sublease our current corporate office located in Los Angeles, California. As of September 30, 2009, we continued to utilize both locations.

Note 10 – Interest Income

Interest income of $915 and $11,657 and $44,871 and $278,941 was reported for the three and nine months ended September 30, 2009 and 2008, respectively.

Note 11 – Related Party Transactions

In connection with the contribution of certain assets to us by Consolidated National, LLC (“CNL”), on August 31, 2006 we issued to CNL of which Terren Peizer, formerly our Executive Chairman and currently a member of our Board of Directors, who beneficially owned 41.1% of our outstanding common stock as of September 30, 2009, is the sole managing member and beneficial owner, an aggregate of 9,600,000 shares of our common stock of which 6,232,596 shares are still held by CNL.

We previously entered into an Executive Chairman Agreement with Mr. Peizer for an initial term of three years, with automatic one-year renewals. Mr. Peizer served as our Executive Chairman until October 2008. For his services as our Executive Chairman, Mr. Peizer was (i) scheduled to receive compensation in the amount of $450,000 per annum as of July 1, 2007, with a signing bonus of $225,000, (ii) scheduled to receive an annual bonus at the discretion of our Board of Directors based on our performance goals and targeted at 100% of his base compensation and (iii) eligible to participate in any of our equity incentive plans. In the event Mr. Peizer’s position was terminated without good cause or he resigned for good reason, we were obligated to pay Mr. Peizer a lump sum in an amount equal to three years’ base compensation plus 100% of the targeted bonus. Pursuant to the Executive Chairman Agreement, Mr. Peizer was paid as an independent consultant. On August 19, 2008, Mr. Peizer and we agreed that Mr. Peizer would cease serving as our Executive Chairman and would defer cash payments of his compensation until further notice. Pursuant to Mr. Peizer's non-involvement in operational aspects of the Company, we did not accrue for related services for the three months ended September 30, 2009; however, Mr. Peizer continues to be a member of our Board of Directors. As of September 30, 2009, we accrued, under “Accrued professional fees”, $393,750 for his deferred compensation. We are currently in discussions with Mr. Peizer for the forgiveness of the entire deferred compensation amount.

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

Dr. Gura maintains an office located in Beverly Hills, California. Pursuant to a reimbursement agreement effective January 29, 2008, we reimburse 50% of the rental and 50% of his monthly parking. The term of the agreement commenced on April 23, 2007, the date of the office lease agreement, and will continue until the date on which Dr. Gura ceases to use the remote office to perform his duties as our Chief Medical and Scientific Officer. From commencement through September 30, 2009, we incurred $2,317 and $59,542, reimbursed Dr. Gura $2,216 and $55,873, and deferred $101 and $3,669 for the 50% reimbursement of the monthly parking and rental, respectively.

Note 12 – License Agreement

On August 31, 2006, we entered into a Contribution Agreement with CNL. We issued CNL 9,600,000 shares of common stock in exchange for (a) the right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into a License Agreement with NQCI, pursuant to which we obtained the exclusive rights to the technology relating to our kidney failure treatment and other medical devices which, as listed under “Technology” on the License Agreement, are “all existing and hereafter developed Intellectual Property, Know-How, Licensor Patents, Licensor Patent Applications, Derivative Works and any other technology, invented, improved or developed by Licensor, or as to which Licensor owns or holds any rights, arising out of or relating to the research, development, design, manufacture or use of (a) any medical device, treatment or method as of the date of this Agreement, (b) any portable or continuous dialysis methods or devices, specifically including any Wearable Artificial Kidney and related devices, (c) any device, methods or treatments for congestive heart failure, and (d) any artificial heart or coronary device.” Operations was a shell corporation prior to the transaction. We valued the License Agreement at the carry-over basis of $1,000. As consideration for being granted the License, we agreed to pay to NQCI a minimum annual royalty of $250,000, or 7% of net sales, although we have asserted in the Proceeding that NQCI’s breaches of the License Agreement excused our obligation to make the minimum royalty payments. However, as a result of the execution of the Memorandum and the Stipulation, in the event we enter into the Proposed Transaction or another Transaction, we will no longer be obligated to pay NQCI any royalty payments under the License Agreement. For a more detailed discussion of the Memorandum and the Stipulation, see Note 4, “Legal Proceedings” above.

Although under the terms of the Partial Final Award the Arbitrator denied NQCI’s application for interim royalties, we recorded $645,833 in royalty expenses covering the minimum royalties from commencement of the License Agreement through March 31, 2009. Pursuant to the Memorandum and the Stipulation the parties thereto agreed to forego the interim royalties provided for under the terms of the Partial Final Award. As a result, we reversed the accruals for the minimum royalty payments, resulting in a $645,833 non-operating reduction in arbitration liabilities to the statement of operations for the nine months ended September 30, 2009. See Note 4, “Legal Proceedings” above.

Note 13 – Stock Options and Warrants

Incentive Compensation Plan

On October 12, 2007, we adopted the Xcorporeal, Inc. 2007 Incentive Compensation Plan and the related form of option agreement that is substantially identical to the 2006 Incentive Compensation Plan that was in effect at Operations immediately prior to the merger.

The plan authorizes the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights. There are 3,900,000 shares of common stock authorized for issuance under to the 2007 Incentive Compensation Plan (subject to adjustment in accordance with the provisions of the plan). The plan will continue in effect for a term of up to ten years. As of September 30, 2009, there were outstanding options to purchase 720,000 shares of our common stock and 3,180,000 shares were available for issuance under the 2007 Incentive Compensation Plan.

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

During the three months ended September 30, 2009, no options were granted, forfeited, canceled, or exercised.

We reported $670,481 and $1,718,109 in stock-based compensation expense for employees, officers, and directors for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, we reported $1,731,200 and $3,813,158, respectively, in stock-based compensation expense for employees, officers, and directors.

All compensation expense for stock options granted has been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the nine months ended
September 30, 2009
Expected dividend yields	zero
Expected volatility	130%
Risk-free interest rate	3.53-3.81%
Expected terms in years	2.12-9.01 years

Warrants and Stock Options to Non-Employees

During the three months ended September 30, 2009, we did not issue any warrants. As of September 30, 2009, there were 551,721 warrants outstanding, which were fully vested and exercisable.

We reported $21 and $3,687 in stock-based compensation expenses for consultants for the three and nine months ended September 30, 2009, respectively. We reported $8,097 and $92,842 in stock-based compensation expense for consultants for the three and nine months ended September 30, 2008, respectively. The reduction in stock-based compensation expense was a result of options forfeited as a result of the termination of consulting services of certain of our consultants and vesting options and warrants.

Compensation for options granted to non-employees has been determined in accordance with ASC 718 Compensation-Stock Compensation (“ASC 718”) (formerly FAS 123R Share-Based Payment) and ASC 505-50 Equity, subtopic Equity-Based Payments to Non-Employees (“ASC 505-50”) (formerly EITF 96-18 Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring or In Conjunction With Selling Goods Or Services and EITF 00-18 Accounting Recognition for Certain Transaction Involving Equity Instruments Granted to Other Than Employees). Accordingly, compensation is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by ASC 505-50.

All charges for warrants granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the nine months ended
September 30, 2009
Expected dividend yields	zero
Expected volatility	130%
Risk-free interest rate	1.05-3.19%
Expected terms in years	0.14-7.62 years

The following table shows the change in unamortized compensation expense for stock options and warrants issued to employees, officers, directors and non-employees during the nine months ended September 30, 2009:

	Stock Options and Warrants Outstanding		Unamortized Compensation Expense

January 1, 2009	4,429,221		10,092,109

Granted in the period	-		-

Forfeited & Cancelled in the period	(912,500	) (1)	(2,932,478)

Expensed in the period	-		(2,167,551)

Exercised in the period	-		-

September 30, 2009	3,516,721		$4,992,080

(1) As part of streamlining our operations, we terminated 19 employees on March 13, 2009 and one employee on April 30, 2009. As a result, the terminated employees’ unvested and unexercised vested options were forfeited. The terminated employees did not exercise their vested options and therefore, the vested options expired 60 days from their termination date.

	Number of Options and Warrants	Weighted Average Exercise Price
Stock Options and Warrants
Balance at January 1, 2009	4,429,221	$5.62
Granted	-	-
Exercised	-	-
Forfeited & Cancelled	(912,500)	7.00
Balance at September 30, 2009	3,516,721	$5.26

Note 14 – Stockholders’ Deficit

Effective as of September 4, 2009, our common stock commenced trading on the Pink Sheets Electronic OTC Market, an inter-dealer electronic quotation service of securities traded over-the-counter also known as the Pink Sheets (“Pink Sheets”), under the symbol “XCRP.PK”. In addition, effective as of the same date, our common stock was suspended from trading on NYSE Amex LLC (formerly American Stock Exchange) (“Amex”).

On September 30, 2009, 400,000 shares of common stock were granted as compensation for consulting services rendered to us.

Our “Total Stockholders’ Deficit” as of September 30, 2009, is a result of our continued operating losses with our deficit accumulated during the development stage being greater than our additional paid in capital.

Note 15 – Product Development Agreement

In July 2007, we entered into the Aubrey Agreement for assistance with the development of the PAK. As of March 31, 2009, the work was completed and we terminated the agreement with Aubrey.

Note 16 – Subsequent Events

On October 15, 2009, we paid approximately $76,000, which was non-reimbursable by a certain third party described above under Note 2, “Nature of Operations and Going Concern Uncertainty”, of the approximately $172,000 in deferred employee compensation as of September 30, 2009. As of November 12, 2009, we had approximately $162,000 in deferred employee compensation recognized under “Deferred compensation” on our balance sheet.

As of November 12, 2009, the “Expense receivable” balance of approximately $43,000 formerly existing as of September 30, 2009, described above under Note 2, “Nature of Operations and Going Concern Uncertainty”, was paid in full. As of the same date, we had approximately $112,000 in “Expense receivable” which included approximately $12,000 of an anticipated payroll tax refund pursuant to COBRA premium assistance payments as of September 30, 2009.

As of November 12, 2009, the exclusivity negotiation period remains in effect and we are continuing negotiations with a certain third party, as more fully described above under Note 2, “Nature of Operations and Going Concern Uncertainty”.

Our management has evaluated subsequent events and their impact on the reported results and disclosures through November 16, 2009, which is the date these financial statements were issued and filed with the SEC.

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

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this Quarterly Report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, and Section 27A of the Securities Act of 1933, or the “Securities Act”. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. Such forward-looking statements, including, without limitation, those relating to our future business prospects, revenues and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of this Quarterly Report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described below in Item 1A - Risk Factors, in the section captioned “Risk Factors” of our Annual Report on Form 10-K (the “Annual Report”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2009, and in the section captioned “Risk Factors” in each of our Quarterly Reports on Form 10-Q, filed with the SEC on May 15, 2009 and August 13, 2009 (collectively, the “Quarterly Reports”), that may affect the operations, performance, development and results of our business. Because these factors could cause our actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should understand that, in addition to those factors discussed below in Item 1A - Risk Factors and in the section captioned “Risk Factors” of our Annual Report and events discussed below in the section captioned “Recent Developments,” factors that could affect our future results and could cause our actual results to differ materially from those expressed in such forward-looking statements, include, but are not limited to:

•	the effect of receiving a “going concern” statement in our independent registered public accounting firm’s report on our 2008 financial statements included in the Annual Report;
•	our substantial capital needs and ability to obtain financing both on immediate, short-term and a long-term basis;
•	the results of the arbitration proceeding with National Quality Care, Inc., or “NQCI”, and its impact on our ability to exercise our business plan going forward;
•	our ability to successfully research and develop marketable products;
•	our ability to obtain regulatory approval to market and distribute our products;
•	anticipated trends and conditions in the industry in which we operate, including regulatory changes;
•	general economic conditions; and
•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected or intended.

These factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. You should review carefully Item 1A - Risk Factors, this Item 2 and the section captioned “Risk Factors” included in our Annual Report and Quarterly Reports for a more complete discussion of these and other factors that may affect our business.

Overview

 We are a medical device company that has been engaged in developing an innovative extra-corporeal platform technology to be used in devices to replace the function of various human organs. These devices will seek to provide patients with improved, efficient and cost effective therapy. We hope that the platform will lead to the following three products:

•	A Portable Artificial Kidney, or “PAK”, for attended care Renal Replacement Therapy, or “RRT”, for patients suffering from Acute Renal Failure, or “ARF”
•	A PAK for home hemodialysis for patients suffering from End Stage Renal Disease, or “ESRD”
•	A Wearable Artificial Kidney, or “WAK”, for continuous ambulatory hemodialysis for treatment of ESRD

Because of our lack of resources and difficulty in obtaining financing, we have been unable to continuously engage in our development activities, and therefore, are evaluating our immediate and substantial liquidity needs as described herein. If we are unable to obtain the necessary capital for any reason, including through the sale of all or substantially all of our assets, a business combination with another entity in a transaction where we would not be the surviving entity or a combination thereof, we may need to or will be forced to discontinue our operations and liquidate our assets and/or may be forced to seek protection under bankruptcy laws. Subject to us first entering into a transaction for the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity, if we are able to obtain necessary capital and otherwise continue our business operations, (i) we plan to continue testing and developing the technology for our extra-corporeal platform and (ii) while we hope to eventually exploit our technology’s potential Congestive Heart Failure, or “CHF”, applications through licensing or strategic arrangements, we intend to focus initially on the renal replacement applications described below.

We have completed functional prototypes of our attended care and home PAKs that we hope to commercialize after obtaining notification clearance from the Food and Drug Administration, or “FDA”, under Section 510(k) of the Federal Food, Drug and Cosmetic, or “FDC”, Act based on the existence of predicate devices, which, subject to our capital limitations described below, we plan to seek in the future. We have demonstrated a feasibility prototype of the WAK and we will determine whether to devote any available resources to the development of the WAK; commercialization of the WAK will require development of a functional prototype and likely a full pre-market approval, or “PMA”, by the FDA, which could take several years or longer. Subject to us first entering into a transaction for the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity, unless we are able to raise funds to satisfy our current liabilities and other obligations as they become due, obtain additional debt or equity financing and otherwise continue our business operations, we will not be able to submit a 510(k) notification with the FDA for the PAK or the WAK.

Our PAK for the attended care market is a portable, multifunctional renal replacement device that will offer cost-effective therapy for those patients suffering from ARF, causing a rapid decline in kidney function. We have completed our functional prototype of this product, which is currently undergoing bench testing, and, subject to our capital limitations described below, plan to submit a 510(k) filing with the FDA in the future. We plan to commercialize this product after receiving clearance from the FDA. Timing of FDA clearance is uncertain at this time. Subject to us first entering into a transaction for the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity, unless we are able to raise funds to satisfy our current liabilities and other obligations as they become due, obtain additional debt or equity financing and otherwise continue our business operations, we will not be able to submit a 510(k) notification with the FDA for this product.

Our PAK for the home hemodialysis market is a device for patients suffering from ESRD, in whom the kidneys have ceased to function. We have also completed our functional prototype of this product, which is currently undergoing bench testing, and, subject to our capital limitations described below, we intend to submit a 510(k) with the FDA in the future. Subject to us first entering into a transaction for the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity, unless we are able to raise funds to satisfy our current liabilities and other obligations as they become due, obtain additional debt or equity financing and otherwise continue our business operations, we will not be able to submit a 510(k) notification with the FDA for this product. Clinical trials would be anticipated to commence after the FDA clearance is received.

Our WAK is a device for the chronic treatment of ESRD. We have successfully demonstrated a prototype system that weighs less than 6 kg., is battery operated, and can be worn by an ambulatory patient. Subject to us first entering into a transaction for the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity, assuming we are able to raise funds to satisfy our current liabilities and other obligations as they become due and obtain additional debt or equity financing and assuming we continue our business operations, we will continue to evaluate the feasibility of furthering our development of this product.

We also hope to implement our validation and verification strategy including bench testing, clinical testing and regulatory strategy in the U.S. and abroad.

We have focused much of our efforts on development of the PAK, which we do not believe has been derived from the Technology (as defined below) covered by the License Agreement (as defined below). As described below under “Recent Developments,” subject to us first entering into a transaction for the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity, we will determine whether to devote any available resources to development of the WAK. Because none of our products is yet at a stage where it can be marketed commercially and because of the capital limitations that we are experiencing, we are not able to predict what portion of our future business, if any, will be derived from each of our products.

We are a development stage company, have generated no revenues to date and have been unprofitable since our inception, and, unless we consummate a transaction for the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity, will incur substantial additional operating losses for at least the foreseeable future as we continue, to the extent available, to allocate our extremely limited resources to ongoing business operations and other activities. We do not believe our existing cash reserves will be sufficient to satisfy our current liabilities and other obligations before we achieve profitability. Our ability to meet such obligations as they become due will depend on our ability to secure debt or equity financing and/or consummate a transaction for the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity. Unless we are able to obtain funds sufficient to support our operations and to satisfy our ongoing capital requirements, as more fully described below, we will not be able to develop any of our products, submit 510(k) notifications or PMA applications to the FDA, conduct clinical trials or otherwise commercialize any of our products. We may not be able to obtain needed funds on acceptable terms, or at all, and there is substantial doubt of our ability to continue as a going concern. Accordingly, our historical operations and financial information are not indicative of our future operating results, financial condition, or ability to operate profitably as a commercial enterprise.

Recent Developments

Our Deteriorating Financial Position and Potential Strategic Transaction

In light of our ongoing substantially deteriorating financial position and our immediate need of additional financing, we have continued our efforts to streamline our operations, including continuing some of the actions outlined below under the caption “Restructuring Efforts”, in order to conserve any available resources. Our management also continues to evaluate any possible strategic alternatives, including entering into a transaction for the sale of substantially all or all of our assets, a business combination with another entity in a transaction where we would not be the surviving entity, licensing of certain of our intellectual property rights, as a means to further develop our technologies, discontinuing our operations and liquidating our assets and/or seeking protection under bankruptcy laws.

As part of a potential strategic transaction we have been considering, we have agreed with a certain third party to an exclusivity period to negotiate a potential cooperative transaction, in exchange for a non-refundable payment of $200,000 made to us by such third party. The exclusivity period will expire upon the later of 100 calendar days from September 21, 2009 and the termination date of a definitive agreement entered into with such third party, if any. If a definitive agreement for the transaction is entered into prior thereto, the exclusivity payment will be credited against the purchase price in such transaction. During the exclusivity period, we have been providing and will continue to provide to the third party access to our employees, properties, contracts, records and other related materials. In addition, in the mutual interests of us and such third party and at the direction of the third party, in connection with the potential strategic transaction we have actively resumed research and development of our Portable Artificial Kidney product with direct reimbursement of related expenditures by such third party. Currently, the exclusivity period remains in effect and negotiations continue. Among other reasons, due to the current economic conditions and those particularly affecting healthcare related companies, there is no assurance that any such transaction will occur or that it would be accretive to our stockholders or result in any payment being made to our stockholders. The financial statements filed as part of this Quarterly Report on Form 10-Q does not include any adjustments that might result from the outcome of this transaction, if any.

Trading on Pink Sheets

Effective as of September 4, 2009, our common stock commenced trading on the Pink Sheets Electronic OTC Market, an inter-dealer electronic quotation service of securities traded over-the-counter also known as the Pink Sheets (“Pink Sheets”), under the symbol “XCRP.PK”. In addition, effective as of the same date, our common stock was suspended from trading on NYSE Amex LLC (formerly American Stock Exchange) (“Amex”).

Restructuring Efforts

The deterioration of the economy over the last year, coupled with the prolonged delay in our ability to reach a resolution with respect to the consummation of the Technology Transaction, has significantly adversely affected us. Many of the expectations on which we had based our 2008 and 2009 business development plans slowly eroded as a result of the lengthy arbitration proceeding with NQCI commenced in 2006 and continuing into the second quarter of 2009. The possibility of an adverse decision in the arbitration proceeding with respect to our ownership right to the Technology has been a major factor in our inability to secure debt or equity financing. Accordingly, during the first nine months of 2009, we modified certain of our activities and business and instituted a variety of measures in an attempt to conserve cash and reduce our operating expenses. Our actions included: termination of employment of 20 of our employees or a reduction of approximately 77% of our labor force, deferral of compensation for 5 of our 6 employees with continued deferral for 3 of our 6 employees, reaching an agreement with the landlord for our operating facility in Lake Forest, CA, to apply $88,865, in lieu of reimbursement of such amount to us expended for the incurred improvements at such facility, toward rent payments with $45,605 applied as of September 30, 2009, refocusing our available assets and employee resources on the development of the PAK, agreeing to a direct reimbursement arrangement for PAK related research and development expenses with a certain third party with which we have agreed to an exclusivity period to negotiate a potential cooperative transaction, continuing vigorous efforts to minimize or defer our operating expenses, searching to obtain additional financing to support our operations and to satisfy our ongoing capital requirements in order to improve our liquidity position and continuing to prosecute our patents and take other steps to perfect our intellectual property rights. In light of the unprecedented economic slow down, lack of access to capital markets and prolonged arbitration proceeding with NQCI, we were compelled to undertake the efforts outlined above in order to remain in the position to continue our operations. For a more detailed discussion of our restructuring efforts, please see section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” in our Quarterly Report on Form 10-Q for the six month period ended June 30, 2009, filed with the SEC on August 13, 2009.

Due to our continuing substantially deteriorating financial position, we have continued some of the actions outlined above and will continue our efforts to streamline our operations in order to conserve any available resources. Our management continues to evaluate any possible strategic alternatives, including entering into a transaction for the sale of substantially all or all of our assets, a business combination with another entity in a transaction where we would not be the surviving entity, licensing of certain of our intellectual property rights, as a means to further develop our technologies, discontinuing our operations and liquidating our assets and/or seeking protection under bankruptcy laws. There is no assurance that any such sale transaction will occur or that it would be accretive to our stockholders or result in any payment being made to our stockholders. Subject to continuing our business operations, we hope to be able to obtain additional financing to meet our cash obligations as they become due and otherwise proceed with our business plan. Our ability to execute on our current business plan is dependent upon us continuing our business operations, our ability to obtain equity or debt financing, develop and market our products, and, ultimately, to generate revenue. Subject to continuing our business operations and unless we are able to raise financing sufficient to support our operations and to satisfy our ongoing financing requirements, we will not be able to develop any of our products, submit 510(k) notifications to the FDA, conduct clinical trials or otherwise commercialize any of our products. We will make every effort however, to continue the development of the PAK. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plans and our ability to obtain additional financing. We cannot assure you that we will be successful now or in the future in obtaining any additional financing on terms favorable to us, if at all. The failure to obtain financing will have a material adverse effect on our financial condition and operations.

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

Results of Operations for the three and nine months ended September 30, 2009.

We have not generated any revenues since inception. We incurred a net loss of $1.5 million and $2.8 million for the three and nine months ended September 30, 2009, respectively, compared to a net loss of $11.1 million and $22.8 million for the three and nine months ended September 30, 2008, respectively. The decrease in net loss was primarily due to (i) non-operating income resulting from accrual reversals resulting from the issuance of the Partial Final Award and the execution of the Stipulation and the Memorandum entered into with NQCI in connection with the Proceeding, (ii) corporate restructuring, (iii) completion and termination of the Aubrey Agreement, (iv) reduced legal fees, (v) forfeitures of terminated employees’ unvested stock options, (vi) continuous efforts to minimize current operating expenses, and (vi) an agreement with a certain third party, with which we have agreed to an exclusivity period to negotiate a potential cooperative transaction, for the direct reimbursement of PAK related research and development expenses as well as salaries and overhead expenses of our two engineers. At September 30, 2009, we had a negative working capital of $3.3 million compared to a positive working capital of $1.4 million at September 30, 2008. At September 30, 2009, our total assets were $1.1 million compared to $4.4 million at December 31, 2008, which consisted primarily of cash raised from the sale of our common stock sold in December 2006.

Interest Income

For the three and nine months ended September 30, 2009, respectively, we earned interest income of $915 and $11,657 compared to $44,871 and $278,941 for the three and nine months ended September 30, 2008, respectively. The decrease in interest income was due to the depletion of cash held in our investment account as a result of our use of cash for operations.

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

As of September 30, 2009, we had cash, cash equivalents and marketable securities of approximately $0.3 million. We expended $0.2 million and $3.0 million of cash during the three and nine months ended September 30, 2009, respectively, and we project to expend cash at a rate below $0.1 million per month for the remainder of the 2009 fiscal year based upon our restructuring efforts taken to date and planned going forward. However, should our efforts to further reduce our costs and expenses not materialize, we project to expend cash at a rate of approximately $0.1 million per month. Some of these restructuring efforts undertaken included: deferral of compensation for 5 of our 6 employees with continued deferral for 3 of our 6 employees, reaching an agreement with the landlord for our operating facility in Lake Forest, CA, to apply $88,865, in lieu of reimbursement of such amount to us expended for the incurred improvements at such facility, toward rent payments with $45,605 applied as of September 30, 2009 (after the drawdown of the 50% of the tenant improvement allowance applicable to rent payments), reaching an agreement with a certain third party with which we have agreed to an exclusivity period to negotiate a potential cooperative transaction for a direct reimbursement by such third party of our employment expenses of our two engineers, including salaries and overhead expenses incurred by us in connection with consulting services provided by our two engineers to such certain third party, and continuing vigorous efforts to minimize or defer our operating expenses. For a more detailed discussion of our restructuring efforts undertaken to date, please see above section captioned “Recent Developments.” In addition, in accordance with the terms of the Stipulation and the Memorandum entered into with NQCI in connection with the Proceeding, we are obligated to pay damages, costs and legal fees in connection with the Proceeding described above in an amount of $1.87 million. Based on our current cash and cash equivalent resources, other current assets, current monthly operating burn rate, and using assumptions that by nature are imprecise, our management believes we have available liquidity to fund our limited restructured operations approximately through the next 30 days from November 12, 2009. We will consider further reduction of our costs and expenses in the near future, if feasible. Therefore, we must raise additional funds to be able to continue our operations within approximately the next 30 days from November 12, 2009. We may not be successful in doing so on terms acceptable to us, and the inability to raise capital will require us to curtail our current plans, which will have a material adverse effect on our plan of operation or will result in the curtailment of our operations. Our ability to execute on our current business plan is dependent upon us continuing our business operations and our ability to obtain equity financing, develop and market our products, and, ultimately, to generate revenue.

As of November 12, 2009, we had available cash of approximately $120,000, excluding restricted cash. We currently have a monthly burn rate of approximately $116,000. Under these current conditions, we will have sufficient cash approximately through the next 30 days from November 12, 2009, assuming no further cash injections are received. In addition to previously taken restructuring efforts, including reduction of personnel, we also reduced our cash outflows by means of deferring 50% of the monthly compensation for 5 of our 6 active employees effective July 1, 2009 and currently continue to defer 50% of the monthly compensation for 3 of our 6 active employees. Two of our engineers are providing consulting services to the third party with which we have agreed to an exclusivity period to negotiate a potential cooperative transaction, and such third party is fully reimbursing us for our employment expenses of our two engineers, including salaries and overhead. As of September 30, 2009, we deferred approximately a total of $172,000 in employee compensation, recognized under “Deferred compensation” on our balance sheet. We may consider further reducing our costs and expenses in the near future, if feasible. Therefore, we must raise additional funds to be able to continue our operations. If we are unable to secure additional capital within approximately the next 30 days from November 12, 2009, we will be forced to file for bankruptcy and/or cease our operations. The accompanying financial statements have been prepared on the basis of a going concern and do not reflect any adjustments due to these conditions.

We expect to incur negative cash flows and net losses for the foreseeable future. In addition, pursuant to the terms of the Partial Final Award, NQCI was awarded an amount equal to approximately $1.87 million in attorneys’ fees and costs consistent with the Arbitrator’s order issued on August 13, 2008 related to the same and NQCI’s application for interim royalties and expenses was denied. We intend to pay such attorneys’ fees and costs due to NQCI from the proceeds received in connection with the consummation of the Proposed Transaction, or another Transaction, if such transaction is consummated, or upon raising of additional capital to sufficiently satisfy such award and or other immediate liquidity requirements, which funds we will need to obtain within approximately the next 30 days from November 12, 2009. Pursuant to the terms of the Stipulation, NQCI agreed not to attempt before December 1, 2009 to execute on or file any motion, petition or application or commence any proceeding seeking the collection of such award of attorneys’ fees and costs, which is intended to allow the Parties a sufficient period within which to execute a definitive agreement in connection with the Proposed Transaction or a Transaction. Such period shall automatically be extended for a period of 120 days from December 1, 2009 if the definitive agreement is executed in full on or before December 1, 2009. In addition, if the execution of the definitive agreement occurs on or before December 1, 2009, the December 1, 2009 deadline shall automatically be further extended for a period of 60 days for each amendment to a proxy or information statement related to the transactions contemplated by the acquisition agreement, filed by us in response to comments made by the SEC. However, there can be no assurances that the Proposed Transaction or any other Transaction will occur or that it would be accretive to our stockholders or result in any payment being made to our stockholders.

As part of a potential cooperative transaction we have been considering with a certain third party, we have agreed to an exclusivity negotiation period with such third party in exchange for a non-refundable payment of $200,000 made to us by such third party, recognized under “Deferred gain” as of September 30, 2009 on our balance sheet. The exclusivity period expires upon the later of 100 calendar days from September 21, 2009 and the termination date of a definitive agreement entered into with such third party, if any. However, if a definitive agreement for the transaction is entered into prior thereto, the exclusivity payment will be credited against the purchase price in such transaction. During the exclusivity period, we will provide to the third party access to our employees, properties, contracts, records and other related materials. In addition, in the mutual interests of us and such third party and at the direction of the third party, in connection with the potential strategic transaction, we actively resumed research and development of our Portable Artificial Kidney product with direct reimbursement of related expenditures by such third party. As of September 30, 2009, we incurred and expect reimbursement of approximately $43,000, recognized under “Expense receivable” on our balance sheet and offset as a credit to our statement of operations for the three months ended September 30, 2009, for these expenses. Currently, the exclusivity period remains in effect and negotiations continue.

If we are unable to enter into a definitive agreement and otherwise comply with the deadlines and requirements summarized above, under the terms of the Stipulation, NQCI will have the right to execute on or file any motion, petition or application or commence any proceeding seeking the collection of the sum of approximately $1.87 million in attorneys’ fees and costs that have been awarded in NQCI’s favor under the terms of the Partial Final Award, which would impact our ability to use and develop our technologies, would have a material adverse effect on our business and results of operations and may cause us to cease our operations and/or file for bankruptcy.

Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our operating expenses and capital requirements before we achieve profitability. Accordingly, we need to seek additional funds through public or private placement of shares of our preferred or common stock or through public or private debt financing, or to enter into a transaction for the sale or licensing of our assets, including the sale of substantially all or all of our assets, or a business combination with another entity in a transaction where we would not be the surviving entity. Our ability to meet our cash obligations as they become due and payable depends on our ability to sell securities, borrow funds, further reduce operating costs, sell or license our assets, including the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity, or some combination thereof. We may not be successful in obtaining necessary funds on acceptable terms, if at all. The inability to obtain financing will require us to curtail our current plans, which will have a material adverse effect on our plan of operations. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our products, and, ultimately, to generate revenue. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern.

We are currently actively considering all potential transactions, which may include the Proposed Transaction (as described above), strategic partnership(s), disposition of substantially all or all of our assets, a business combination with another entity in a transaction where we would not be the surviving entity and/or licensing of certain of our intellectual property rights, as a means to further develop our technologies. Because of the current economic conditions and those particularly affecting healthcare related companies and because of our lack of liquidity, there is no assurance that any such transaction will occur or that it would be accretive to our stockholders or result in any payment being made to our stockholders. If we are unsuccessful in obtaining immediate debt or equity financing on terms acceptable to us or otherwise unsuccessful in addressing our liquidity concerns or if we are unable to enter into any such transaction, this could have a material adverse effect on our plan of operation, may result in the curtailment of our operations and/or require us to file for bankruptcy.

As part of our analysis of ways to reduce costs and in light of the high cost of continuing to be a public reporting company under the Exchange Act and complying with the Sarbanes-Oxley Act of 2002, we are contemplating exploring and may be required to explore alternative platforms, such as deregistering under the Exchange Act, or “going dark” and having our common stock continue to be quoted on the Pink Sheets without being a reporting company under Section 12(g) of the Exchange Act. We are continuing to evaluate our options. Our recent move to the Pink Sheets has provided meaningful savings to us as a result of the elimination of fees associated with being listed on a national stock exchange and deregistering under the Exchange Act would provide substantial savings as a result of the elimination of the costs of being registered under the Exchange Act. Analysis of deregistering under the Exchange Act involves not only reducing costs, but also our expected sources of future capital as well as the number of record holders of our outstanding common stock. A move to deregister under the Exchange Act may result in a less liquid market for our shares, but would result in continued public trading of our common stock by holders wishing to trade.

Our operating activities and research and development efforts resulted in a net loss of $23.0 million in 2008 and $1.5 million and $2.8 during the three and nine months ended September 30, 2009, respectively. In addition, we invested $25.0 million in high grade money market funds and marketable securities of which we sold $24.7 million of the investments, leaving a balance of $0.3 million as of September 30, 2009.

We have focused much of our efforts on development of the PAK, which has not been derived from the technology covered by the License Agreement. Through the productive research and development efforts of the PAK, we have completed functional prototypes of our attended care and home PAKs that we hope to commercialize after 510(k) clearance from the FDA which we hope to submit sometime in the future. Prior to the 510(k) submission to the FDA for clinical use under direct medical supervision, the units will undergo final verification and validation. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance from the FDA, although it may take longer. We expect that our monthly expenditures will increase as we shift resources towards developing a marketing plan for the PAK. This plan will be dependant on our ability to raise funds to satisfy our current liabilities and other obligations as they become due and obtaining additional debt or equity financing and otherwise continuing our business operations. If we are unsuccessful in doing so, we will not be able to submit a 510(k) notification with the FDA for this product.

We have used some of our resources for the development of the WAK and have demonstrated a feasibility prototype. Commercialization of the WAK will require development of a functional prototype and likely a full pre-market approval by the FDA, which could take several years. Our rights to the WAK derive in part from the License Agreement pursuant to which we obtained the exclusive rights to the Technology. Subject to continuing our business operations and/or entering into a transaction for the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity, we will determine whether to devote additional resources to the development of the WAK.

Because neither the PAK nor the WAK is yet at a stage where it can be marketed commercially, we are not able to predict the portion of our future business which will be derived from each.

Research and Development

We employed an interdisciplinary team of scientists and engineers who were developing the PAK and a separate, interdisciplinary team developing the WAK. As a result of general economic conditions in 2008 and a deterioration of our liquidity position, coupled with the prolonged delay in our ability to reach a resolution with respect to the consummation of the Technology Transaction, we have been significantly adversely affected. As a result, as of September 30, 2009 we have terminated 20 employees or 77% of our staff and have deferred compensation of approximately $172,000. However, our downsized team is continuing limited development of the PAK and we hope to be able to in the future to devote any then available resources to the development of the WAK.

In addition, in the interest of the potential cooperative transaction with a certain third party that we are currently considering, we have agreed to an exclusivity period with such third party to negotiate a potential cooperative transaction, and in connection therewith, we have actively resumed research and development of our Portable Artificial Kidney. Such third party has agreed to reimburse us for our related expenditures as well as salaries and overhead expenses of our two engineers. As of September 30, 2009, we incurred and expect reimbursement of approximately $43,000 for these expenses, recognized under “Expense receivable” and offset as a credit to our statement of operations for the three months ended September 30, 2009.

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

In a clinical feasibility study conducted in London in March 2007, a research prototype of the WAK was demonstrated in eight patients with end-stage renal disease. Patients were treated for up to eight hours with adequate clearances of urea and creatinine. The device was well tolerated and patients were able to conduct activities of normal daily living including walking and sleeping. There were no serious adverse events although clotting of the dialyzer occurred in two patients. To our knowledge, this is the first successful demonstration of a WAK in humans.  Subject to us continuing our business operations and further subject to us first consummating the Proposed Transaction or another Transaction for the sale of substantially all or all of our assets or a business combination with another entity in a transaction where we would not be the surviving entity, and further subject to availability of sufficient working capital to us, we hope to make substantial improvements to the WAK. This work will result in a WAK Generation 2.0. Pending FDA approval of an investigational Device Exemption (IDE), additional clinical studies will be conducted upon completion of the Generation 2.0 WAK prototype.

Subject to continuing our business operations and/or entering into a transaction for the sale of substantially all or all of our assets, or a business combination with another entity in a transaction where we would not be the surviving entity, if we successfully obtain additional financing, we plan to make improvements to the WAK design intended to move it from a feasibility prototype to a product prototype. These include improvement of the heparin pumping system intended to address the dialyzer clotting problem, the addition of safety sensors required for commercial dialysis equipment, the addition of electrical controls to provide a convenient user interface, improvements to the blood flow circuit, and further miniaturization of the device to improve fit to the human body. Additional clinical studies will be conducted upon completion of the prototype.

We incurred $0.6 million and $2.4 million in research and development costs during the three and nine months ended September 30, 2009, respectively. This compares to $12.7 million and $18.9 million incurred during the three and nine months ended September 30, 2008, respectively. The decrease in research and development costs is attributable to the completion and termination of the Aubrey Agreement, our research and development progress, our corporate restructuring efforts, entry into the Stipulation and the Memorandum with NQCI and a direct reimbursement of PAK related research and development expenses arrangement, including salaries and overhead expenses of our two engineers, agreed to with a certain third party.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2009:

Contractual Obligations:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations (1)	2,149,059	137,973	1,677,342	333,744	-
Research & Development Contractual Commitments	5,000	5,000	-	-	-
Other Liabilities	6,515	1,335	5,180	-	-
	$2,160,574	$144,308	$1,682,522	$333,744	$-

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

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

Marketable Securities

We classify investments with maturity dates greater than three months when purchased as marketable securities. Investments, including certificates of deposit with maturity dates greater than three months when purchased, and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Historically, we have complied with our investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. However, recently, our ability to continue to follow this policy has not been practicable due to the small aggregate amount of investment funds that has been remaining for investment. As a result, as of September 30, 2009, all of our cash was held in a high grade money market fund.

Short-term investments classified as available-for-sale were as follows:

September 30, 2009
	Aggregate Fair Value	Gross Unrealized Gains / (Losses)	Estimated Fair Value
Commercial paper	$-	$-	$-
Corporate securities fixed rate	-	-	-

Total	$-	$-	$-

We review impairments associated with the above in accordance with ASC 320-10-35 Investments-Debt and Securities, subtopic Overall, section Subsequent Measurement (formerly FAS 115 Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) to determine the classification of the impairment as temporary or other-than-temporary. However, due to the small aggregate amount of available investment funds, we did not hold investments in commercial paper and/or high grade marketable securities, but rather held our cash in high grade money market funds as of September 30, 2009. There were no short-term investments classified as available-for-sale as of September 30, 2009 and as a result, the related impairments review was not necessary.

There were no gross unrealized gains or losses as of September 30, 2009.

Shares Issuable

Pursuant to the August 4, 2008, Second Interim Award, stating that, if the Technology Transaction is submitted to and approved by our stockholders, 9,230,000 shares of our common stock should be issued to NQCI to effectuate the transaction, we accrued for the 9,230,000 shares of our common stock. As the Second Interim Award stated that we must issue 9,230,000 shares upon the closing of the Technology Transaction and we have been unable to consummate such transaction, such contingency not being within our control, we have therefore, recorded the issuance as a liability, rather than as an equity issuance. As of December 31, 2008, we accrued for the 9,230,000 shares of our common stock to be issued to NQCI in accordance with ASC 450 Contingencies (formerly FAS 5 Accounting for Contingencies), with the initial fair value of the shares measured on August 4, 2008, the date of the Second Interim Award.   Until issuance, the shares were being marked to market in accordance with ASC 815-40 Derivatives and Hedging, subtopic Contracts in Entity’s Own Equity (formerly EITF 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock ), with subsequent changes in fair value recorded as non-operating change in fair value of shares issuable to our statement of operations. The fair value of the shares was measured using the closing price of our common stock on the reporting date. The measured fair value of $10,153,000 for the accrued 9,230,000 shares on August 4, 2008, the date of the Second Interim Award, was accrued under “Shares issuable” and expensed to “Research and development.” From marking to market, the fair value of the shares issuable was revalued at $1,569,100 as of December 31, 2008. The resulting non-operating adjustment in fair value of $8,583,900 to the statement of operations for the year ended December 31, 2008 was recognized as “Change in fair value of shares issuable.”  The Technology Transaction was not submitted to our stockholders for approval.

As a result of the issuance of the Partial Final Award and the execution of the Stipulation and the Memorandum, see Note 4, “Legal Proceedings” above, the Technology Transaction will not occur and we will no longer be obligated to issue the Shares to NQCI formerly required pursuant to the terms of the Second Interim Award issued by the Arbitrator on August 4, 2008, and will no longer be required to file a resale registration statement under the Securities Act for the Shares. Accordingly, the net fair value of $1,569,100 for the 9,230,000 issuable shares accrued under “Shares issuable” as of December 31, 2008, was reversed resulting in an adjustment of $1,569,100 to non-operating income in the statement of operations, recognized as “Change in and reduction of shares issuable”, for the nine months ended September 30, 2009.

Stock-Based Compensation

ASC 718 Compensation-Stock Compensation (formerly FAS 123R Share-Based Payment) and Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We have applied the provisions of SAB 107 in its adoption of ASC 718.

In determining stock-based compensation, we consider various factors in our calculation of fair value using a black-scholes pricing model. These factors include volatility, expected term of the options, and forfeiture rates. A change in these factors could result in differences in the stock based compensation expense.

Recent Accounting Standards

In April 2009, the FASB released ASC 825-10-65 Financial Instruments, subtopic Overall, section Transition and Open Effective Date Information (“ASC 825-10-65”) (formerly FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) 28-1 Interim Disclosure about Fair Value of Financial Instruments) which requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 825-10-50 Financial Instruments, subtopic Overall, section Disclosure.  Additionally, ASC 825-10-65 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. ASC 825-10-65 does not change the accounting treatment for these financial instruments and is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 825-10-65 as of June 30, 2009.

In May 2009, the FASB issued ASC 855 Subsequent Events (“ASC 855”) (formerly FAS 165 Subsequent Events) which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. We adopted the provisions of ASC 855 as of June 30, 2009. The adoption of ASC 855 did have a material impact on our financial position, results of operations, and cash flows.

In June 2009, the FASB issued ASC 105 Generally Accepted Accounting Principles (“ASC 105”) (formerly FAS 168 The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP) which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. ASC 105 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASC 105 is effective beginning for periods ended after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, it will not impact the Company’s financial position, results of operations and cash flows.

In August 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05 under ASC 820 Fair Value Measurements and Disclosures concerning measuring liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. This new guidance is effective for the first reporting period after its issuance, however earlier application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

•
if a JV Manager provides additional services to the Joint Venture as an employee or a consultant, he or she may be compensated by the Joint Venture as is mutually reasonably approved in writing by the Parties; provided that with the exception of reimbursement of reasonable expenses incurred in connection with their services performed for the Joint Venture in their official officer capacity, neither Robert Snukal, the Chief Executive Officer of NQCI, nor Kelly McCrann, our Chairman and Chief Executive Officer (or such other persons as may be appointed or elected in their place), shall in any event receive a salary or other compensation from the Joint Venture;

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

The foregoing summary of the Memorandum and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Memorandum filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the six month period ended June 30, 2009, filed with the SEC on August 13, 2009.

Agreement and Stipulation Regarding Partial Final Award

In connection with the issuance of the Partial Final Award and the execution of the Memorandum between the Parties, on August 7, 2009 Operations entered into the Stipulation with NQCI, pursuant to which Operations and NQCI agreed (i) not to challenge the terms of the Partial Final Award or any portion of such award, (ii) that any of the Parties may, at any time, seek to confirm all but not part of the Partial Final Award through the filing of an appropriate petition or motion with the appropriate court and in response to such action to confirm the Partial Final Award, no Party will oppose, object to or in any way seek to hinder or delay the court’s confirmation of the Partial Final Award, but will in fact support and stipulate to such confirmation, (iii) to waive any and all right to appeal from, seek appellate review of, file or prosecute any lawsuit, action, motion or proceeding, in law, equity, or otherwise, challenging, opposing, seeking to modify or otherwise attacking the confirmed Partial Final Award or the judgment thereon and (iv) subject to certain conditions, NQCI will not attempt during the Non-Execution Period to execute on or file any motion, petition or application or commence any proceeding seeking the collection of any attorneys’ fees that have been awarded in NQCI’s favor under the terms of the Partial Final Award, which is intended to allow the Parties a sufficient period within which to execute an Acquisition Agreement in connection with the Proposed Transaction or a Transaction; provided that such period shall automatically be subject to an Extension Date if the Acquisition Agreement is executed in full on or before December 1, 2009. If the execution of the Acquisition Agreement occurs on or before December 1, 2009, the Extension Date shall automatically be further extended for a period of 60 days for each amendment to a proxy or information statement related to the transactions contemplated by the Acquisition Agreement, filed by us in response to comments made by the SEC.

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

The foregoing summary of the Stipulation and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Stipulation, filed as Exhibit 99.2 to our Quarterly Report on Form 10-Q for the six month period ended June 30, 2009, filed with the SEC on August 13, 2009.

As a result of the issuance of the Partial Final Award and the execution of the Stipulation and the Memorandum, the Technology Transaction will not occur, we will no longer be obligated to issue the 9,230,000 shares of our common stock, or the “Shares”, to NQCI and we will no longer be required to file a resale registration statement under the Securities Act for the Shares.

ITEM 1A.      Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this report, you should carefully consider and evaluate the risks described under section captioned “Risk Factors” in Part I, Item 1A of our Annual Report, Part II, Item 1A of our Quarterly Reports and the updated risk factors noted below. While we describe each risk separately herein and in the Annual Report, some of these risks are interrelated and certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below and in the Annual Report are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair, and have a material adverse effect on, our business, results of operations and financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Quarterly Report. As a result the trading price of our common stock may decline, and you might lose part or all of your investment.

Except for the updated risk factors set forth below, there have been no material changes in our risk factors from those described in Part 1, Item 1A, “Risk Factors”, in our Annual Report, other than those risk factors updated in Part II, Item 1A, “Risk Factors”, in our Quarterly Reports.

We do not have sufficient cash to fund the development of our products or maintain our operations. If we are unable to obtain additional financing during 2009, we will be required to substantially further curtail or cease operations, seek bankruptcy protection and/or otherwise wind up our business.  If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

We anticipate that, based on our current operating plan and our existing cash and cash equivalents, we will be able to fund our operations approximately through the next 30 days from November 22, 2009. We are actively managing our liquidity by limiting our expenses. If we are unable to raise additional capital by such date and/or consummate a transaction for the sale of all or substantially all of our assets, we will be required to substantially further curtail or cease operations, seek bankruptcy protection or otherwise wind up our business. Any of these actions will materially harm our business, results of operations and any future prospects.

We have been engaged in efforts to defer all significant expenditures as well as major expenditures for the development of all of our products pending additional financing or partnership support. We continue to evaluate opportunities to reduce operating expenses. However, there can be no assurance that we will be successful in these efforts. If we are forced to reduce or cease our operations we may trigger additional obligations, including severance obligations, which would further negatively impact our liquidity and capital resources.

As a result of our recurring losses from operations and a net capital deficiency, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We need to obtain debt, equity or equity-based financing (such as convertible debt). Such financing may not be available on favorable terms, or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing stockholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

We urge you to review the additional information about our liquidity and capital resources in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. If we cease to continue as a going concern due to lack of available capital or otherwise, you may lose your entire investment in our company.

We may need to liquidate in a voluntary or involuntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that our stockholders would receive any value for their shares.

We have incurred net operating losses every year since our inception. As of September 30, 2009, we had an accumulated deficit of approximately $47.4 million and have been unable to raise the necessary capital to continue our existing operations. We are currently evaluating our strategic alternatives with respect to the development of any of our products and/or a transaction for the sale of a part, all or substantially all of our assets. We cannot assure our stockholders that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a transaction for the sale of all or substantially all of our assets or another strategic transaction with respect to the products that we have been engaged in developing, we would likely need to liquidate in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, we might realize significantly less value from our assets than their carrying values on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders.

In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

We are seeking to maximize the value of our assets, and address our liabilities and raise additional capital for our existing business. We are attempting to pursue asset out-licenses, asset sales, mergers or similar strategic transactions with respect to any of our product that we have been engaged in developing. We may be unable to satisfy our liabilities and can provide no assurances that we can be successful in completing any corporate transaction with any third party or executing a strategic transaction with respect to our assets and/or our products that we have been engaged in developing.

Due to our financial position, we are unable to initiate further development of our products, however, we have actively resumed research and development of the PAK as a result of the direct reimbursement arrangement of the related expenditures agreed to with a certain third party with which we have agreed to an exclusivity period to negotiate a potential cooperative transaction. We continue to actively consider this potential strategic deal, as well as all other strategic alternatives, with respect to our products that we have been engaged in developing and our assets, with the goal of maximizing the value of those assets. There are substantial challenges and risks which will make it difficult to successfully implement any of these opportunities. Even if we decide to pursue a strategic transaction with respect to our products that we have been engaged in developing and/or for the sale of all or substantially all of our assets, we may be unable to do so on acceptable terms, if at all. There can be no assurances that any such transaction will occur or that it would be accretive to our stockholders or result in any payment being made to our stockholders. In the event we are unable to complete a strategic transaction with respect to our products that we have been engaged in developing and/or for the sale of a part, all or substantially all of our assets, we may be forced to liquidate in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code.

Stockholders should recognize that in our efforts to address our liabilities and fund future operations and development of our products, we may pursue strategic alternatives that result in our stockholders having little or no continuing interest in our assets as stockholders or otherwise. In such circumstances we will continue to evaluate our alternatives in light of our cash position, including the possibility that we may need to liquidate in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code.

As a result of being delisted from Amex on September 4, 2009 and our common stock commencing quotation on the Pink Sheets effective as of the same date, the following risk factor is no longer applicable to us.

“If we fail to meet continued listing standards of Amex or Amex commences a proceeding to delist our common stock from the exchange, our common stock may be delisted from Amex which would have a material adverse effect on the price of our common stock.

Our common stock is currently traded on the Amex under the symbol “XCR”. In order for our securities to be eligible for continued listing on Amex, we must remain in compliance with certain Amex continued listing standards. As of December 31, 2008, we were not in compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Amex Company Guide (the “Company Guide”) because our stockholders’ equity was below the level required by the Amex continued listing standards. Our stockholders’ equity fell below the required standard due to several years of operating losses. Amex will normally consider suspending dealings in, or removing from the listing of, securities of a company under Section 1003(a)(i) for a company that has stockholders’ equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, under Section 1003(a)(ii) for a company that has stockholders’ equity of less than $4,000,000 if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years or under Section 1003(a)(iii) for a company that has stockholders’ equity of less than $6,000,000 if such company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2008, our stockholders' equity was below that required under Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Amex Company Guide and we have sustained net losses in our five most recent fiscal years.

On May 15, 2009, we received notice (the “Notice”) from the staff of the Amex indicating that we were not in compliance with certain of Amex’s continued listing standards as set forth in Part 10 of the Company Guide. Specifically, according to the Notice, we were not in compliance with Section 1003(a)(iv) of the Company Guide in that we have “sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of Amex, as to whether we will be able to continue operations and/or meet our obligations as they mature.”

In order to maintain its listing on Amex, we were required to submit a plan of compliance (a “Plan”) to Amex by June 15, 2009, advising Amex of the actions we have taken or intend to take to regain compliance with Section 1003(a)(iv) by November 16, 2009. Subsequently, we submitted a Plan to Amex before the June 15, 2009 deadline and Amex is currently in the process of reviewing the Plan. If the Plan is not accepted by Amex, we will be subject to delisting proceedings. If Amex accepts the Plan, then we will be able to continue our listing during the Plan period, during which time we will be subject to periodic reviews to determine whether it is making progress consistent with the Plan. Even if the Plan is accepted, if we are not in compliance with the continued listing standards of the Company Guide by November 16, 2009, or if we do not make progress consistent with the Plan during such period, Amex will initiate delisting proceedings as appropriate.

In accordance with the terms of the Notice, we have been included in a list of issuers that are not in compliance with Amex’s continued listing standards, which is posted at www.amex.com and includes the specific listing standard(s) with which a company does not comply. Our common stock continues to trade on Amex. Amex has advised us that Amex is utilizing the financial status indicator fields in the Consolidated Tape Association’s Consolidated Tape System (“CTS”) and Consolidated Quote Systems (“CQS”) Low Speed and High Speed Tapes to identify companies that are noncompliant with NYSE Amex’s continued listing standards and/or delinquent with respect to a required federal securities law periodic filing. Accordingly, we have become subject to the trading symbol extension “.BC” to denote our noncompliance. The indicator will not change our trading symbol itself, but will be disseminated as an extension of our symbol on the CTS and CQS whenever our trading symbol is transmitted with a quotation or trade.

If Amex does not accept our Plan or we receive notification from the Amex that we are no longer in compliance with other continued listing requirements and if we fail to regain compliance with such continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price and liquidity of our common stock.

Furthermore, we cannot assure you that we will continue to satisfy other requirements necessary to remain listed on the Amex or that the NYSE Amex will not take additional actions to delist our common stock. If for any reason, our common stock were to be delisted from the Amex, we may not be able to list our common stock on another national exchange or market. If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid.”

ITEM 2.        Unregistered Sales of Equity Securities; Use of Proceeds from Registered Securities.

Except as set forth below, for the nine months ended September 30, 2009, we did not have any other unregistered sales of equity securities or use of proceeds from registered securities.

In September 2009, we issued 400,000 shares of restricted common stock to a certain third party as compensation for consulting services. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, in a transaction not involving any public offering.

ITEM 6.       Exhibits.

No.	Description of Exhibit
10.1	Binding Memorandum of Understanding, dated August 7, 2009. (1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Agreement and Stipulation Regarding Partial Final Award, dated August 7, 2009. (2)
______________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2009.
(2)	Incorporated by reference to Exhibit 99.2 of our Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XCORPOREAL, INC.

Date: November 16, 2009	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)