Form 10-K
period 2010-12-31
Xcorporeal, Inc.
filed 2011-04-20
CIK 752789

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission File Number 001-33874*

XCORPOREAL, INC. LIQUIDATING TRUST
(Exact name of registrant as specified in its charter)

Delaware	75-2242792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Empire Drive; Lake Forest, CA 92630
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 949-600-4621

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Not applicable.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Not applicable.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Not applicable.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE:  None

*
Xcorporeal, Inc. Liquidating Trust is the transferee of the assets and liabilities of Xcorporeal, Inc., and files reports under Xcorporeal, Inc.’s former Commission file number. Xcorporeal, Inc. filed a Form 15 on March 26, 2010, indicating its notice of the termination of registration and filing requirements.

XCORPOREAL, INC. LIQUIDATING TRUST

Annual Report on Form 10-K
For the period from March 25, 2010 (date of formation of the liquidating trust) through December 31, 2010

PART I

Item 1.	Business Overview

Dissolution of Xcorporeal, Inc. and formation of Xcorporeal Inc. Liquidating Trust

On December 14, 2009, Xcorporeal, Inc. (the “Company”), a Delaware corporation, Xcorporeal Operations, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Operations”), National Quality Care, Inc., a Delaware corporation (“NQCI”, and collectively with the Company and Operations, the “Sellers”), and Fresenius USA, Inc. (“FUSA”), a Massachusetts corporation and a wholly owned subsidiary of Fresenius Medical Care Holdings, Inc., entered into the Asset Purchase Agreement (the “APA”), by and among the Sellers and FUSA, for the sale of substantially all of the assets of the Sellers to FUSA for an aggregate cash purchase price of $8,000,000 and certain Royalty Payments (as defined below). On February 4, 2010, the Board of Directors of the Company adopted the Plan of Liquidation and Dissolution of Xcorporeal, Inc. (the “Plan of Liquidation”), subject to the approval of the stockholders of the Company and the consummation of the transactions contemplated by the APA, to accomplish the dissolution of the Company in accordance with Section 275 and other applicable provisions of the General Corporation Law of the State of Delaware (the “DGCL”).  On March 12, 2010, the Board of Directors of Operations and the Company as the sole stockholder of Operations adopted the Plan of Liquidation of Xcorporeal Operations, Inc. (the “Operations Plan of Liquidation”), subject to the consummation of the transactions contemplated by the APA, to accomplish the dissolution of Operations in accordance with Section 275 and other applicable provisions of the DGCL.  On March 15, 2010, the stockholders of the Company approved the APA, the form of the Liquidating Trust Agreement (as defined below) and the Plan of Liquidation and, on March 19, 2010, the transactions contemplated by the APA were consummated.

On or about March 25, 2010, the transactions contemplated by the APA were consummated and among other things, in accordance with the Company’s Plan of Liquidation, Operations’ Plan of Liquidation and the Liquidating Trust Agreement, the Company and Operations transferred the Remaining Assets and the Remaining Liabilities to the Trust to be held, administered and distributed by the Trustee in accordance with the provisions of the Liquidating Trust Agreement for the benefit of the Company’s stockholders existing on the dissolution date of the Company (the “Beneficiaries”).  In addition, on March 25, 2010, the Company, Operations, and XCRLT, LLC, a Delaware limited liability company, as trustee of the Trust (the “Trustee”), entered into a Liquidating Trust Agreement (the "Liquidating Trust Agreement") in connection with the formation of the Xcorporeal, Inc. Liquidating Trust (the “Trust”).  The Liquidating Trust Agreement was executed and the Liquidating Trust was formed for the purpose of completing the liquidation and dissolution of the Company and Operations. Furthermore, on March 25, 2010, (i) the Company and Operations each filed a Certificate of Dissolution with the Secretary of State of Delaware; (ii) the Company’s stock transfer books were closed as of the close of business, (iii) in accordance with the Company’s Plan of Liquidation, Operations’ Plan of Liquidation and the Liquidating Trust Agreement, which were previously approved by the Company’s stockholders and Operations’ sole stockholder, as applicable, the Company and Operations transferred all of their assets remaining after the consummation of the transactions contemplated by the APA, including rights to certain payments under the APA (the “Remaining Assets”), and all of their liabilities and obligations not satisfied prior to their dissolution (the “Remaining Liabilities”), to the Trust to be held, administered and distributed by the Trustee (as defined below) in accordance with the provisions of the Liquidating Trust Agreement for the benefit of the Beneficiaries, and (iv) the Company and Operations began the process of liquidating and dissolving in accordance with applicable Delaware law.

On March 26, 2010, the Company filed a Certificate and Notice of Termination of Registration on Form 15 with the United States Securities and Exchange Commission (the “SEC”) for the purpose of deregistering its securities under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result, the Company is no longer a publicly reporting company and its securities ceased trading on the Pink Sheets Electronic OTC Market.

The Trustee of the Trust is XCRLT, LLC, a Delaware limited liability company, the sole member of which is Kelly J. McCrann, the Company’s former Chairman and Chief Executive Officer. The existence of the Trust will terminate upon the earliest of: (i) such time as termination is required by the applicable laws of the State of Delaware; (ii) the final distribution of all the Trust Assets (as defined in the Liquidating Trust Agreement) pursuant to Section 5.9 of the Liquidating Trust Agreement; and (iii) the expiration of a period of three years from March 25, 2010; provided that the Trustee, in its discretion, may extend the termination of the Liquidating Trust pursuant to subparagraph (iii) to such later date as it may designate, if it determines that an extension is reasonably necessary to fulfill the purpose of the Trust, and, prior to such extension, the Trustee shall have requested and received no-action assurance from the SEC regarding the registration and reporting requirements of the Liquidating Trust under the Securities Act of 1933, as amended, the Exchange Act and any other applicable Federal securities act.

The Plan of Liquidation is attached as Exhibit B to the Company’s Definitive Proxy Statement, as filed with the SEC on February 16, 2010 (the “Proxy Statement”).  The Operations Plan of Liquidation and the Liquidating Trust Agreement are attached as Exhibits 2.1 and 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2010 (the “March Current Report”).  The summary of the terms of the Liquidating Trust Agreement is qualified in its entirety by reference to the complete text of the Liquidating Trust Agreement.

Assignment and Assumption of Liabilities and Assets Agreement

In addition to the Liquidating Trust Agreement, the Company entered into that certain Assignment and Assumption of Liabilities and Assets Agreement, dated as of March 25, 2010 (the “Assignment and Assumption Agreement”), by and among the Company, Operations, and the Liquidating Trust, pursuant to which the Company and Operations transferred the Remaining Assets and Remaining Liabilities to the Liquidating Trust as provided for under the Liquidating Trust Agreement.

The Assignment and Assumption Agreement is attached as Exhibit 10.3 to the March Current Report.  The summary of the terms of the Assignment and Assumption Agreement is qualified in its entirety by reference to the complete text of the Assignment and Assumption Agreement.

Royalty Payments

The Remaining Assets transferred by the Company and Operations to the Trust included the following royalty payments:

•
during the life of the patents included in the HD WAK Technology (the “HD WAK Patents”), which expire between November 11, 2021 and September 9, 2024, the Trust is entitled to certain royalty payments from the sale of wearable hemodialysis (“HD WAK”) devices in each country where such sales infringe valid and issued claims of the Sellers’ HD WAK Patents issued in such country (“HD WAK Devices Royalty”) and the attendant disposables that incorporate the HD WAK Technology (“Attendant Disposables”), not to exceed a certain maximum amount per patient per week in a country where such sales infringe valid and issued claims of the HD WAK Patents issued in such country (the “Attendant Disposables Royalty”, and together with the HD WAK Devices Royalty, the “HD WAK Royalty”).  Such payment for Attendant Disposables will not be payable with regard to Attendant Disposables that incorporate any technology for which a Supersorbent Royalty is paid by FUSA to any Seller or any of their affiliates. NQCI will be entitled to certain amounts in respect of the HD WAK Royalty; and

•
during the life of any patents included in the Supersorbent Technology (the “Supersorbent Patents”), the Trust is entitled to certain royalty payments on each supersorbent cartridge sold per patient in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country less any and all royalties payable to The Technion Research and Development Foundation Ltd. (“TRDF”) pursuant to the Research Agreement and Option for License, dated June 16, 2005 (the “Research Agreement”), or any subsequently executed license agreement between TRDF and FUSA. Such payment for supersorbent cartridges will not be payable with regard to supersorbent cartridges that incorporate any HD WAK Technology for which a HD WAK Royalty is paid by FUSA to any Seller or any of their affiliates (the “Supersorbent Royalty,” and together with the HD WAK Royalty, the “Royalty Payments”). NQCI will be entitled to certain amounts in respect of the Supersorbent Royalty. While several applications for patents are pending, no patent incorporating the Supersorbent Technology has yet been issued.

•
“HD WAK Technology” means the Business IP Rights that comprise, are used or are held for use by the Company in connection with or relating to the designs for wearable hemodialysis devices. “Business IP Rights” means all of the Company’s and Operations’ patents, trademarks, trade names, and other intellectual property, including domain names that comprised, were used, were held for use, or were intended for use by the Company and/or Operations in connection with or relating to the designs for portable hemodialysis devices (the “PAK Technology”). “Supersorbent Technology” means the Business IP Rights that comprised, were used or were held for use by the Company and/or Operations in connection with or relating to the development of the supersorbent technology.

As of December 31, 2010, no Royalty Payments were earned and/or received. The actual amount of the Trust’s portion of the Royalty Payments that may be received or the value that it may derive from the rights to the Option (as defined below) that may be realized in the future, if any, cannot be determined as of the date of this Annual Report (as defined below).

Option

FUSA also granted to the Sellers an option to obtain a perpetual, worldwide license to the Supersorbent Technology for use in healthcare fields other than renal (the “Option”). The Option will be exercisable during the twelve-month period following FUSA’s receipt of regulatory approval for the sale of a supersorbent product in the United States or European Union, which the Trustee expects will require further development of the supersorbent technology with TRDF and successful completion of clinical trials by FUSA. In the event that the Option becomes exercisable and a Seller exercises the Option, the consideration payable to FUSA by such Seller(s) for the exercise of the Option will consist of a payment in the amount of $7,500,000, payable in immediately available funds, and a payment of an ongoing royalty in an amount equal to the lesser of $0.75 per supersorbent cartridge and $1.50 per patient per week in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country.

Tax Treatment

Due to the limited resources available to the Trust, the Trust is not in the position to issue an annual information statement to the holders of beneficial interests in the Trust which would contain applicable tax information for the Beneficiaries’ tax returns. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of the information contained in this Annual Report on Form 10-K (the “Annual Report”) on their returns.

Reports to Beneficiaries

The Trustee is expected to issue annual reports to the Beneficiaries showing the assets and liabilities of the Trust at the end of each fiscal year ended December 31 and the receipts and disbursements of the Trust for the period and until the Trust is dissolved.  The annual reports will also describe the changes in the Trust’s assets during the reporting period and the actions taken by the Trustee during the period.  The Trustee will file with the SEC (1) the Annual Reports on Form 10-K, as described above, and (2) a current report on Form 8-K whenever a material event relating to the Trust occurs.

Distributions

Since the formation of the Trust, no distributions and/or estimated plans of distributions to the Beneficiaries have been made.  The Trust cannot assure you of the nature and amount of any distribution to the Beneficiaries.  Before any final distribution is made, the Trust will need to pay or arrange for the payment of all costs in the liquidation and all valid claims of creditors.  The Trustee may also decide to establish a reserve fund to pay for any contingent claims.

Employees

The Trust has no full-time employees. From time to time, the Trust may engage persons on an hourly basis to perform administrative functions on behalf of the Trust as the Trustee in its sole and absolute discretion determines.

Item 1A.	Risk Factors

The Trustee does not know the exact amount or timing, if any, of the final liquidation distribution.

The Trustee cannot assure you of the nature and amount of any distribution to the Beneficiaries.  The methods used by the Trustee in estimating liabilities are based on estimates and may not approximate the actual costs incurred.  The Trustee’s assessment assumes that the estimates of liabilities and operating costs are accurate, but those estimates are subject to numerous uncertainties beyond the Trustee’s control, including any new contingent liabilities that may materialize.  The Trust is currently unable to predict any distributions to the Beneficiaries.

If the Trust is unable to satisfy all of the obligations to creditors, or if the future expenses have been underestimated, the amount of liquidation proceeds will be reduced.

Claims, liabilities and expenses from operations (such as operating costs, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred through the liquidation process.  These expenses will reduce the amounts ultimately available for distribution to the Beneficiaries, if any.  To the extent the liabilities exceed the estimates, the amount of liquidation proceeds, if any, will be reduced.

If the liquidation costs or unpaid liabilities are greater than expected, distribution(s) may be delayed or reduced, if any.

Before making any final distribution, the Trust will need to pay or arrange for the payment of all costs in the liquidation and all valid claims of creditors.  The Trustee may also decide to establish a reserve fund to pay for any contingent claims.  To the extent of any underestimated claims or liabilities, the actual aggregate liquidating distributions, if any, will be reduced.  Further, if a reserve fund is established, payment of any final distribution to the Beneficiaries may be delayed or reduced.

Distributions to the Beneficiaries could be delayed.

All or a portion of the distribution(s), if any, from the Trust to its Beneficiaries could be delayed, depending on many factors, including if a creditor seeks an injunction against the making of distributions to the Beneficiaries on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to the beneficiaries. As a result of these and other factors, the Trustee may need to hold back, for transfer to the Beneficiaries at a later date, if at all, some or all of such distributions.

The liquidation of the assets may result in the expedited filing of lawsuits against the Trust.

Because the Trust is continuing to liquidate the assets formerly owned by the Company, it may be more likely that third parties will decide to file lawsuits against the Trust and that they will expedite the filing of such lawsuits.  There can be no assurance that the costs related to the defense against and the outcome of any such lawsuits will not have a material adverse effect on the amounts and timing of any distributions made to the Beneficiaries.

Beneficiaries may be liable to creditors for amounts received from the Trust, or the Company prior to its dissolution, if the reserves are inadequate.

If the Trust makes distributions to the Beneficiaries without making adequate provisions for payment of creditors’ claims, the Beneficiaries would be liable to the creditors to the extent of the unlawful distributions.  The liability of a Beneficiary is, however, limited to the amounts previously received by such Beneficiary from the Trust (or from the Company prior to its dissolution).  Accordingly, in such event, a Beneficiary could be required to return all liquidating distributions previously made to such Beneficiary.  Moreover, in the event a Beneficiary has paid taxes on amounts previously received as a liquidation distribution, a repayment of all or a portion of such amount could result in a Beneficiary incurring a net tax cost if the Beneficiary’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.  Therefore, to the extent that the Trust has underestimated any liabilities and distributions to the Beneficiaries have already been made (either by us or by the Company prior to its dissolution), the Beneficiaries may be required to return some or all of such distributions.

Recordation of transfers of the common stock on the stock transfer books has been restricted as of March 25, 2010, and as a result it is not possible for the Company’s former stockholders to change record ownership of the stock.

Since March 25, 2010, recording of transfers of the common stock has been discontinued. Certificates representing the common stock have been deemed cancelled and are not assignable or transferable on the books of the Company’s transfer agent except by will, intestate succession or operation of law, and are no longer traded in the open market. Further, the common stock has been deregistered with the SEC thereby discontinuing the Company’s reporting obligations under the Exchange Act. From and after March 25, 2010, and subject to applicable law, the common stock is treated as no longer being outstanding and each holder of the common stock ceased to have any rights in respect thereof, except the right to receive distributions pursuant to and in accordance with the Plan of Liquidation. The proportionate interests of all of the stockholders have been fixed in the books on the basis of their respective stock holdings at the close of business on March 25, 2010. Further, after March 25, 2010, any transfers to the Liquidating Trust that are made for eventual distributions to the beneficiaries of the trust, if any, will be made solely to the stockholders of record at the close of business on March 25, 2010 (except as may be necessary to reflect subsequent transfers recorded on the Trust’s books as a result of any assignments by will, intestate succession or operation of law).

The Trust may be required to continue to incur the expenses of complying with public company reporting requirements.

During the three-year period from the date of the transfer of the Remaining Assets to the Trust, the Trustee anticipates to continue to file Current Reports on Form 8-K to disclose material events relating to the liquidation and to distribute to holders of beneficial interests of the Trust annual reports containing unaudited financial statements of the Liquidating Trust similar in content to this Annual Report. The Trustee will file such reports under the cover of Form 10-K and each Form 10-K will include as an exhibit a customary certification of the Trustee similar in form to those described in such no-action letters. In order to fulfill such filings, the Trust may incur related expenses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

None.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Beneficiaries during the period from March 25, 2010 (date of formation of the Trust through December 31, 2010).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public market for the beneficial interests in the Trust.  The beneficial interests in the Trust are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market.  The beneficial interests in the Trust are not transferable except by operation of law or upon the death of a Beneficiary.

Holders

As of April 18, 2011, the Beneficiaries consisted of approximately 765 record holders and 3,655 beneficial holders of the Company’s common stock, which information was obtained on March 25, 2010 in connection with the dissolution of the Company and the closing of the Company's stock transfer books.

Distributions

Since its formation, the Trust has not made any distributions to its beneficiaries.

Item 6.	Selected Financial Data

The following selected financial data of the Trust are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto, other financial data included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report.

Period from March 25, 2010 (date of formation of the Trust) through December 31, 2010
Changes in Net Assets Data

Royalties	$-
Interest income	119
General and administrative expenses	(4,355)

Net loss	$(4,236)

December 31, 2010
Net Assets Data
Total assets	$28,464
Total liabilities	-

Net assets in liquidation	$28,464

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Trust uses the term “Xcorporeal stockholders” to refer to the former stockholders of the Company prior to its dissolution. The Trust uses the term “Beneficiaries” to refer to the holders of beneficial interests in the Trust.

All references to years, unless otherwise noted, refer to the Trust’s fiscal years, which end on December 31. All references to percentages contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section refer to calculations based on the amounts in the Trust’s financial statements, included elsewhere in this on Annual Report.

Overview

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report.  In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Trustee’s expectations.  Please see additional risks and uncertainties described under Item 1A. “Risk Factors” and in the “Note Regarding Forward-Looking Statements” which appears later in this section.

The Trust applies the liquidation basis of accounting since its formation on March 25, 2010.  In accordance with the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation.  Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.  Factors that may cause such variations include, among other factors, the risk factors discussed in this Annual Report.

Results of Operations

For the period from March 25, 2010 (date of formation of the Trust) through December 31, 2010, the Trust recorded a net loss of $4,236 resulting from bank service charges and email exchange hosting fee.

Reserve for Estimated Costs of Liquidation and Dissolution (the “Reserve”)

Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued.  These amounts can vary significantly due to, among other things, the costs of overseeing the liquidation, insurance costs, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Trust’s operations.  These costs are estimates and are expected to be incurred over the remaining life of the Trust.

Net Assets in Liquidation

The valuation of net assets in liquidation is based on estimates as of December 31, 2010, and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

The actual amount of the share of the Royalty Payments that may be received or the value that may derive from the rights to the Option that may be realized in the future, if any, cannot be determined as of the date of this Annual Report.  During the life of any HD WAK Patents, which expire between November 11, 2021 and September 9, 2024, we will be entitled to 60% of the HD WAK Royalty and NQCI will be entitled to the remaining 40% of the HD WAK Royalty, and during the life of any Supersorbent Patents, we will be entitled to 40% of the Supersorbent Royalty payments and NQCI will be entitled to the remaining 60% of the Supersorbent Royalty. While several applications for patents are pending, no patent incorporating the Supersorbent Technology has yet been issued.

Distributions

Since its formation, the Trust has not made any distributions to the Beneficiaries.

Critical Accounting Policies and Estimates

Liquidation basis of accounting.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the Reserve for estimated costs during the period of liquidation.  The valuations of assets and liabilities under the liquidation basis of accounting are based on the Trustee’s estimates as of December 31, 2010.  The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Use of Estimates.  The preparation of financial statements and related disclosures in conformity with US GAAP requires the Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on Trustee’s best knowledge of current events and actions that the Trust may undertake in the future, actual results may be different from the estimates.

Income Taxes.  The Trust is treated as a grantor trust and accordingly is not subject to federal or state income tax on any income earned or gain recognized by the Trust.  Each Trust beneficiary will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by the Trust and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses on dispositions of assets held by the Trust.  Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.

Cash and Cash Equivalents.  The Trust considers any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. Investments, including certificates of deposit with maturity dates greater than three months when purchased, and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Cash represents cash in the banks.

As of December 31, 2010, all cash and cash equivalents were held in a non-interest bearing business bank account.

Liquidity and Capital Reserves

The Trustee estimates that current cash reserves will provide adequate capital for all remaining estimated expenses.  The methods used by the Trustee in estimating liabilities are based on estimates and may not approximate the actual costs incurred.  The Trustee’s assessment assumes that the estimates of liabilities and operating costs are accurate, but those estimates are subject to numerous uncertainties beyond the Trustee’s control, including any new contingent liabilities that may materialize.

Since its formation, the Trust has not made any distributions to the Beneficiaries.  The Trust cannot assure you of the nature and amount of any distribution to the Beneficiaries.  Additionally, the Trust is currently unable to predict whether any distributions will be made to the Beneficiaries.

Effects of Inflation

During the period from March 25, 2010 (date of formation of the Trust) through December 31, 2010, inflation did not have any significant effect on the Trust.

Note Regarding Forward-Looking Statements

This Annual Report may contain forward-looking statements relating to the Trust that are based on the Trust current expectations, estimates and projections.  Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will”, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.  Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.  Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements.  As a result, these statements speak only as of the date they were made.

The Trust’s actual results and the amount of the Royalty Payments may differ from the forward-looking statements for many reasons, including a prolonged economic downturn, delays in liquidating the Trust, delays in receiving Royalty Payments, if any, and other factors described under “Risk Factors” in Item 1A of this Report, which could have a material adverse effect on the Trust results.

The Trust undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to market risk related to interest rates primarily through its portfolio of cash and cash equivalents.  As of December 31, 2010, all cash and cash equivalents were held in a non-interest bearing business checking account.

Item 8.	Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV appearing later in this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Trust has no information to report pursuant to Item 9.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trustee has conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, the Trustee concluded as of the Evaluation Date that the Trust disclosure controls and procedures were effective such that the information relating to the Trust required to be disclosed in the Trust Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure.

Limitations on Effectiveness of Controls and Procedures

The Trustee does not expect that the Trust’s disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Trust’s control systems are designed to provide such reasonable assurance of achieving their objectives.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Trust have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by the Trustee’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s internal control over financial reporting that occurred during the period from March 25, 2010 (date of formation of the Trust) through December 31, 2010 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.

Item 9B.	Other Information

The Trust has no information to report pursuant to Item 9B.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Trustee of the Trust is XCRLT, LLC, a Delaware limited liability company, the sole member of which is Kelly J. McCrann (age 55), the Company’s former Chairman and Chief Executive Officer. XCRLT, LLC was appointed as the sole Trustee on March 25, 2010. Mr. McCrann is a senior healthcare executive with extensive experience in board governance, strategic leadership, profit and loss management and strategic transactions. Prior to serving as the sole member of XCRLT, LLC, Mr. McCrann was Chairman and Chief Executive Officer of the Company and Operations (prior to their dissolution) and Senior Vice President of DaVita Inc. (NYSE: DVA), a leading provider of kidney care services in the United States, where he was responsible for all home-based renal replacement therapies for the United States’ second largest kidney dialysis provider. From March 2004 to November 2006, Mr. McCrann was the Chief Executive Officer and President of PacifiCare Dental and Vision, Inc. Mr. McCrann has held positions of increasing responsibility at Professional Dental Associates, Inc., Coram Healthcare Corporation, HMSS, Inc. and American Medical International. Mr. McCrann is a graduate of the Harvard Business School and began his career as a consultant for KPMG and McKinsey & Company.

Audit Committee

The Trust does not have an audit committee or any other committees and, consequently, has not designated an audit committee financial expert.  Due to the limited operations and level of activity of the Trust, which primarily includes the payment of outstanding obligations and overseeing potential Royalty Payments, if any, the Trustee believes that the services of an audit committee financial expert are not warranted.

Code of Ethics

The Trust has not adopted a code of ethics nor does it intend to do so due to the fact that the Trust has no employees and the Trustee manages the business and affairs of the Trust.  Nonetheless, the Trustee intends to promote honest and ethical conduct, full and fair disclosure in the Trust’s reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11.	Executive Compensation

The Trustee has not received any compensation for services in that capacity during the period from March 25, 2010 (the date of formation of the Trust) through December 31, 2010. The Trustee will receive 10% of the aggregate Royalty Payments up to $10,000,000 received by the Trust pursuant to the terms of the APA, and 5% of the aggregate distributions to the Beneficiaries from Royalty Payments in excess of $10,000,000 received by the Trust pursuant to the terms of the APA.  The Trust does not maintain any retirement, pension, profit sharing, stock option or similar plans for the benefit of the Trustee or any other person.

Compensation Committee Interlocks and Insider Participation

The Trust does not have a compensation committee or any other committees.  Since the Trust has no employees, the Trustee does not believe that a compensation committee is necessary.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is no public market for the beneficial interests in the Trust.  The beneficial interests in the Trust are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market.  The beneficial interests in the Trust are not transferable except by operation of law or upon the death of a Beneficiary.

The following table sets forth the beneficial ownership as to (i) the beneficial interests in the Trust as of December 31, 2010 and (ii) each Beneficiary that is known by the Trustee to have beneficially owned more than 5% of beneficial interests in the Trust as of December 31, 2010.

Name of Beneficiary	Number of Units of Beneficial Interests in the Trust	Percentage of Total Number of Units of Beneficial Interests in the Trust (2)
Kelly J. McCrann	100,000	0.7%
Terren S. Peizer (1)	6,232,596	41.1%
Cede & Co.	6,439,876	42.5%

(1) Represents 6,232,596 units held by Consolidated National, LLC, of which Mr. Peizer is the sole managing member and beneficial owner.

(2) Based on 15,154,687 units of beneficial interests in the Trust outstanding as of April 18, 2011, which information was obtained on March 25, 2010.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

The Trustee of the Trust is XCRLT, LLC, a Delaware limited liability company, the sole member of which is Kelly J. McCrann, the Company’s former Chairman and Chief Executive Officer. XCRLT, LLC was appointed as the sole Trustee on March 25, 2010. Therefore, as of December 31, 2010, Mr. McCrann indirectly beneficially owns 42.7% of the beneficial interests in the Trust.  The Trustee will receive 10% of the aggregate Royalty Payments up to $10,000,000 received by the Trust pursuant to the terms of the APA, and 5% of the aggregate distributions to Beneficiaries in excess of $10,000,000 received by the Trust pursuant to the terms of the APA.

Item 14.	Principal Accounting Fees and Services

The Trust has no information to report pursuant to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements —

The financial statements listed on the Index to Financial Statements are filed as part of this Annual Report.

2. Financial Statement Schedules —

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits —

The exhibits listed on the Index to Exhibits are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XCORPOREAL INC. LIQUIDATING TRUST

By:	XCRLT, LLC as Trustee

By:	/s/ Kelly J. McCrann
Kelly J. McCrann
Sole Member (principal executive, financial and accounting officer)

Date: April 20, 2011

INDEX TO FINANCIAL STATEMENTS

Page
Statement of Net Assets (Liquidation Basis) at December 31, 2010 (unaudited)	14

Statement of Changes in Net Assets (Liquidation Basis) for the Period from March 25, 2010 (date of formation of the liquidating trust) through December 31, 2010 (unaudited)	15

Statement of Cash Flows (Liquidation Basis) for the Period from March 25, 2010 (date of formation of the liquidating trust) through December 31, 2010 (unaudited)	16

Notes to Financial Statements (unaudited)	17

Xcorporeal, Inc. Liquidating Trust
Statement of Net Assets (Liquidation Basis)
(Unaudited)

December 31,
2010

ASSETS

Current assets
Cash and cash equivalents	$28,464

Total current assets	28,464

Non-current assets
Royalties receivable	-

Total non-current assets	-

Total Assets	$28,464

LIABILITIES

Total liabilities	-

Commitments and contingencies	-

Net Assets in Liquidation	$28,464

See accompanying notes to financial statements.

Xcorporeal, Inc. Liquidating Trust
Statement of Changes in Net Assets (Liquidation Basis)
(Unaudited)

Period from March 25, 2010 (date of formation of the trust) through December 31, 2010

Revenue:
Royalties	$-
Interest income	119

Total revenue	119

Expenses:
General and administrative	4,355

Total expenses	4,355

Net loss	(4,236)
Distribution of assets to beneficiaries	-
Net Assets in Liquidation at March 25, 2010	32,700
Net Assets in Liquidation at December 31, 2010	$28,464

See accompanying notes to financial statements.

Xcorporeal, Inc. Liquidating Trust
Statement of Cash Flows (Liquidation Basis)
(Unaudited)

Period from March 25, 2010 (date of formation of the trust) through December 31, 2010

Cash flows from operating activities:
Net Loss	$(4,236)

Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in receivables	450,000
Decrease in other assets	1,797
Decrease in accounts payable & accrued liabilities	(1,818,524)
Net cash used in operating activities	(1,370,963)

Cash flows from financing activities
Liquidating distributions	-
Net cash provided by financing activities	-

Net decrease in cash and cash equivalents during period	(1,370,963)
Cash and cash equivalents at beginning of the period	1,399,427
Cash and cash equivalents at end of the period	$28,464

See accompanying notes to financial statements.

Xcorporeal, Inc. Liquidating Trust
Notes to Financial Statements
For the Period from March 25, 2010 (date of formation of the liquidating trust) through December 31, 2010
(Unaudited)

1. Purpose and Formation of the Xcorporeal, Inc. Liquidating Trust

On December 14, 2009, Xcorporeal, Inc. (the “Company”), a Delaware corporation, Xcorporeal Operations, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Operations”), National Quality Care, Inc., a Delaware corporation (“NQCI”, and collectively with the Company and Operations, the “Sellers”), and Fresenius USA, Inc. (“FUSA”), a Massachusetts corporation and a wholly owned subsidiary of Fresenius Medical Care Holdings, Inc., entered into the Asset Purchase Agreement (the “APA”), by and among the Sellers and FUSA, for the sale of substantially all of the assets of the Sellers to FUSA for an aggregate cash purchase price of $8,000,000 and certain Royalty Payments (as defined below). On February 4, 2010, the Board of Directors of the Company adopted the Plan of Liquidation and Dissolution of Xcorporeal, Inc. (the “Plan of Liquidation”), subject to the approval of the stockholders of the Company and the consummation of the transactions contemplated by the APA, to accomplish the dissolution of the Company in accordance with Section 275 and other applicable provisions of the General Corporation Law of the State of Delaware (the “DGCL”).  On March 12, 2010, the Board of Directors of Operations and the Company as the sole stockholder of Operations adopted the Plan of Liquidation of Xcorporeal Operations, Inc. (the “Operations Plan of Liquidation”), subject to the consummation of the transactions contemplated by the APA, to accomplish the dissolution of Operations in accordance with Section 275 and other applicable provisions of the DGCL.  On March 15, 2010, the stockholders of the Company approved the APA, the form of the Liquidating Trust Agreement (as defined below) and the Plan of Liquidation and, on March 19, 2010, the transactions contemplated by the APA were consummated.

On or about March 25, 2010, the transactions contemplated by the APA were consummated and among other things, in accordance with the Company’s Plan of Liquidation, Operations’ Plan of Liquidation and the Liquidating Trust Agreement, the Company and Operations transferred the Remaining Assets and the Remaining Liabilities to the Trust to be held, administered and distributed by the Trustee in accordance with the provisions of the Liquidating Trust Agreement for the benefit of the Company’s stockholders existing on the dissolution date of the Company (the “Beneficiaries”).  In addition, on March 25, 2010, the Company, Operations, and XCRLT, LLC, a Delaware limited liability company, as trustee of the Trust (the “Trustee”), entered into a Liquidating Trust Agreement (the "Liquidating Trust Agreement") in connection with the formation of the Xcorporeal, Inc. Liquidating Trust (the “Trust”).  The Liquidating Trust Agreement was executed and the Liquidating Trust was formed for the purpose of completing the liquidation and dissolution of the Company and Operations. Furthermore, on March 25, 2010, (i) the Company and Operations each filed a Certificate of Dissolution with the Secretary of State of Delaware; (ii) the Company’s stock transfer books were closed as of the close of business, (iii) in accordance with the Company’s Plan of Liquidation, Operations’ Plan of Liquidation and the Liquidating Trust Agreement, which were previously approved by the Company’s stockholders and Operations’ sole stockholder, as applicable, the Company and Operations transferred all of their assets remaining after the consummation of the transactions contemplated by the APA, including rights to certain payments under the APA (the “Remaining Assets”), and all of their liabilities and obligations not satisfied prior to their dissolution (the “Remaining Liabilities”), to the Trust to be held, administered and distributed by the Trustee (as defined below) in accordance with the provisions of the Liquidating Trust Agreement for the benefit of the Beneficiaries, and (iv) the Company and Operations began the process of liquidating and dissolving in accordance with applicable Delaware law.

On March 26, 2010, the Company filed a Certificate and Notice of Termination of Registration on Form 15 with the United States Securities and Exchange Commission (the “SEC”) for the purpose of deregistering its securities under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result, the Company is no longer a publicly reporting company and its securities ceased trading on the Pink Sheets Electronic OTC Market.

The Trustee of the Trust is XCRLT, LLC, a Delaware limited liability company, the sole member of which is Kelly J. McCrann, the Company’s former Chairman and Chief Executive Officer. The existence of the Trust will terminate upon the earliest of: (i) such time as termination is required by the applicable laws of the State of Delaware; (ii) the final distribution of all the Trust Assets (as defined in the Liquidating Trust Agreement) pursuant to Section 5.9 of the Liquidating Trust Agreement; and (iii) the expiration of a period of three years from March 25, 2010; provided that the Trustee, in its discretion, may extend the termination of the Liquidating Trust pursuant to subparagraph (iii) to such later date as it may designate, if it determines that an extension is reasonably necessary to fulfill the purpose of the Trust, and, prior to such extension, the Trustee shall have requested and received no-action assurance from the SEC regarding the registration and reporting requirements of the Liquidating Trust under the Securities Act of 1933, as amended, the Exchange Act and any other applicable Federal securities act.

The Plan of Liquidation is attached as Exhibit B to the Company’s Definitive Proxy Statement, as filed with the SEC on February 16, 2010 (the “Proxy Statement”).  The Operations Plan of Liquidation and the Liquidating Trust Agreement are attached as Exhibits 2.1 and 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2010 (the “March Current Report”).  The summary of the terms of the Liquidating Trust Agreement is qualified in its entirety by reference to the complete text of the Liquidating Trust Agreement.

Assignment and Assumption of Liabilities and Assets Agreement

In addition to the Liquidating Trust Agreement, the Company entered into that certain Assignment and Assumption of Liabilities and Assets Agreement, dated as of March 25, 2010 (the “Assignment and Assumption Agreement”), by and among the Company, Operations, and the Liquidating Trust, pursuant to which the Company and Operations transferred the Remaining Assets and Remaining Liabilities to the Liquidating Trust as provided for under the Liquidating Trust Agreement.

The Assignment and Assumption Agreement is attached as Exhibit 10.3 to the March Current Report.  The summary of the terms of the Assignment and Assumption Agreement is qualified in its entirety by reference to the complete text of the Assignment and Assumption Agreement.

Royalty Payments

The Remaining Assets transferred by the Company and Operations to the Trust included the following royalty payments:

•
during the life of the patents included in the HD WAK Technology (the “HD WAK Patents”), which expire between November 11, 2021 and September 9, 2024, the Trust is entitled to certain royalty payments from the sale of wearable hemodialysis (“HD WAK”) devices in each country where such sales infringe valid and issued claims of the Sellers’ HD WAK Patents issued in such country (“HD WAK Devices Royalty”) and the attendant disposables that incorporate the HD WAK Technology (“Attendant Disposables”), not to exceed a certain maximum amount per patient per week in a country where such sales infringe valid and issued claims of the HD WAK Patents issued in such country (the “Attendant Disposables Royalty”, and together with the HD WAK Devices Royalty, the “HD WAK Royalty”).  Such payment for Attendant Disposables will not be payable with regard to Attendant Disposables that incorporate any technology for which a Supersorbent Royalty is paid by FUSA to any Seller or any of their affiliates. NQCI will be entitled to certain amounts in respect of the HD WAK Royalty; and

•
during the life of any patents included in the Supersorbent Technology (the “Supersorbent Patents”), the Trust is entitled to certain royalty payments on each supersorbent cartridge sold per patient in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country less any and all royalties payable to The Technion Research and Development Foundation Ltd. (“TRDF”) pursuant to the Research Agreement and Option for License, dated June 16, 2005 (the “Research Agreement”), or any subsequently executed license agreement between TRDF and FUSA. Such payment for supersorbent cartridges will not be payable with regard to supersorbent cartridges that incorporate any HD WAK Technology for which a HD WAK Royalty is paid by FUSA to any Seller or any of their affiliates (the “Supersorbent Royalty,” and together with the HD WAK Royalty, the “Royalty Payments”). NQCI will be entitled to certain amounts in respect of the Supersorbent Royalty. While several applications for patents are pending, no patent incorporating the Supersorbent Technology has yet been issued.

•
“HD WAK Technology” means the Business IP Rights that comprise, are used or are held for use by the Company in connection with or relating to the designs for wearable hemodialysis devices. “Business IP Rights” means all of the Company’s and Operations’ patents, trademarks, trade names, and other intellectual property, including domain names that comprised, were used, were held for use, or were intended for use by the Company and/or Operations in connection with or relating to the designs for portable hemodialysis devices (the “PAK Technology”). “Supersorbent Technology” means the Business IP Rights that comprised, were used or were held for use by the Company and/or Operations in connection with or relating to the development of the supersorbent technology.

As of December 31, 2010, no Royalty Payments were earned and/or received.

Option

FUSA also granted to the Sellers an option to obtain a perpetual, worldwide license to the Supersorbent Technology for use in healthcare fields other than renal (the “Option”). The Option will be exercisable during the twelve-month period following FUSA’s receipt of regulatory approval for the sale of a supersorbent product in the United States or European Union, which the Trustee expects will require further development of the supersorbent technology with TRDF and successful completion of clinical trials by FUSA. In the event that the Option becomes exercisable and a Seller exercises the Option, the consideration payable to FUSA by such Seller(s) for the exercise of the Option will consist of a payment in the amount of $7,500,000, payable in immediately available funds, and a payment of an ongoing royalty in an amount equal to the lesser of $0.75 per supersorbent cartridge and $1.50 per patient per week in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Trust have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The Trust has adopted the liquidation basis of accounting.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts. The valuations of assets and liabilities under the liquidation basis of accounting are based on the Trustee’s estimates as of December 31, 2010.  The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with US GAAP requires the Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on Trustee’s best knowledge of current events and actions that the Trust may undertake in the future, actual results may be different from the estimates.

Income Taxes

The Trust is treated as a grantor trust and accordingly is not subject to federal or state income tax on any income earned or gain recognized by the Trust.  Each Trust beneficiary will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by the Trust and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses on dispositions of assets held by the Trust.  Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.

Cash and Cash Equivalents

The Trust considers any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. Investments, including certificates of deposit with maturity dates greater than three months when purchased, and which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Cash represents cash in the banks.

As of December 31, 2010, all cash and cash equivalents were held in a non-interest bearing business checking account.

Recent Accounting Standards

In April 2010, the FASB issued new guidance that establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone.  The scope of this guidance is limited to research and development arrangements and requires an entity to record the milestones payment in its entirety in the period received if the milestone meets all necessary criteria to be considered substantive.  This guidance is effective for fiscal years and interim periods beginning June 15, 2010 and is not expected to have a material impact on the Trust’s financial statements.

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations.  If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period.  The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There will be no impact in the Trust’s operations or financial condition as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing.  The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a material impact on the Trust’s financial statements.

3. Royalty Payments

On December 14, 2009, the Sellers entered into the APA with FUSA, pursuant to which the Sellers sold substantially all of their assets to FUSA for an aggregate cash purchase price of $8,000,000 and certain other royalty payment rights (as more fully discussed below). On or about March 25, 2010, the transactions contemplated by the APA were consummated and among other things, in accordance with the Company’s Plan of Liquidation, Operations’ Plan of Liquidation and the Liquidating Trust Agreement, the Company and Operations transferred the Remaining Assets and the Remaining Liabilities to the Trust to be held, administered and distributed by the Trustee in accordance with the provisions of the Liquidating Trust Agreement for the benefit of the Trust’s beneficiaries. The Remaining Assets include the following royalty payments:

•
during the life of the patents included in the HD WAK Technology (the “HD WAK Patents”), which expire between November 11, 2021 and September 9, 2024, the Trust is entitled to certain royalty payments from the sale of wearable hemodialysis (“HD WAK”) devices in each country where such sales infringe valid and issued claims of the Sellers’ HD WAK Patents issued in such country (“HD WAK Devices Royalty”) and the attendant disposables that incorporate the HD WAK Technology (“Attendant Disposables”), not to exceed a certain maximum amount per patient per week in a country where such sales infringe valid and issued claims of the HD WAK Patents issued in such country (the “Attendant Disposables Royalty”, and together with the HD WAK Devices Royalty, the “HD WAK Royalty”).  Such payment for Attendant Disposables will not be payable with regard to Attendant Disposables that incorporate any technology for which a Supersorbent Royalty is paid by FUSA to any Seller or any of their affiliates. NQCI will be entitled to certain amounts in respect of the HD WAK Royalty; and

•
during the life of any patents included in the Supersorbent Technology (the “Supersorbent Patents”), the Trust is entitled to certain royalty payments on each supersorbent cartridge sold per patient in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country less any and all royalties payable to The Technion Research and Development Foundation Ltd. (“TRDF”) pursuant to the Research Agreement and Option for License, dated June 16, 2005 (the “Research Agreement”), or any subsequently executed license agreement between TRDF and FUSA. Such payment for supersorbent cartridges will not be payable with regard to supersorbent cartridges that incorporate any HD WAK Technology for which a HD WAK Royalty is paid by FUSA to any Seller or any of their affiliates (the “Supersorbent Royalty,” and together with the HD WAK Royalty, the “Royalty Payments”). NQCI will be entitled to certain amounts in respect of the Supersorbent Royalty. While several applications for patents are pending, no patent incorporating the Supersorbent Technology has yet been issued.

•
“HD WAK Technology” means the Business IP Rights that comprise, are used or are held for use by the Company in connection with or relating to the designs for wearable hemodialysis devices. “Business IP Rights” means all of the Company’s and Operations’ patents, trademarks, trade names, and other intellectual property, including domain names that comprised, were used, were held for use, or were intended for use by the Company and/or Operations in connection with or relating to the designs for portable hemodialysis devices (the “PAK Technology”). “Supersorbent Technology” means the Business IP Rights that comprised, were used or were held for use by the Company and/or Operations in connection with or relating to the development of the supersorbent technology.

As of December 31, 2010, no Royalty Payments were earned and/or received by the Trust. The actual amount of the Trust’s portion of the Royalty Payments that may be received or the value that it may derive from the rights to the Option that may be realized in the future, if any, cannot be determined as of the date of this Annual Report.

4. Interest Income

From March 25, 2010, the date of formation of the Trust, through December 31, 2010, the Trust earned $119 in interest income.

5. Expenses

From March 25, 2010 (the date of formation of the Trust) through December 31, 2010, the Trust recognized $4,355 in general and administrative expenses resulting from bank service charges and email exchange hosting fee.

6. Receivables

Subsequent to the formation of the Trust, the remaining $450,000 due under the APA was received by the Trust, consisting of $375,000, the second installment due under the APA, which was received on April 1, 2010, and the final installment of $75,000 which FUSA agreed to pay on April 27, 2010, ahead of the actual due date of April 1, 2011.

7. Other Assets

On July 22, 2010, the Trust received the remainder of the utility security deposit of $1,797, , which the Company previously deposited with Southern California Edison as required, of which $3,523 was applied to the utility bills outstanding upon the closure of the account.

8. Related Party Transaction

The Trustee of the Trust is XCRLT, LLC, a Delaware limited liability company, the sole member of which is Kelly J. McCrann, the Company’s former Chairman and Chief Executive Officer. XCRLT, LLC was appointed as the sole Trustee on March 25, 2010. As of December 31, 2010, Mr. McCrann indirectly beneficially owned 42.7% of the beneficial interests in the Trust.  The Trustee will receive 10% of the aggregate Royalty Payments up to $10,000,000 received by the Trust pursuant to the terms of the APA, and 5% of the aggregate distributions to Beneficiaries in excess of $10,000,000 received by the Trust pursuant to the terms of the APA.

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).